Form 10-K
period 1998-12-31
TICKETMASTER ONLINE CITYSEARCH INC
filed 1999-03-31
CIK 1006637

===============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ------------------
                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                      OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________
                        Commission File No. 0-________

                     TICKETMASTER ONLINE-CITYSEARCH, INC.
            (Exact name of Registrant as specified in its charter)
                           -------------------------

             Delaware                                        95-4546874
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                      Identification Number)

790 E. Colorado Boulevard, Suite 200
        Pasadena, California                                     91101
(Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code: (626) 405-0050
                          -------------------------
         Securities registered pursuant to Section 12 (b) of the Act:

                                                     Name of each exchange
        Title of each class                           on which registered
        -------------------                          ---------------------
Class B Common Stock, par value $.01 per share               Nasdaq


         Securities registered pursuant to Section 12 (g) of the Act:

                                     None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  YES [X]    NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Class B Common Stock on December 31, 1998, as reported by Nasdaq, was approximately $1,093,303,000. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the registrant's Common Stock on December 31, 1998 was 63,291,653 shares of Class A Common Stock and 8,167,000 shares of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.
================================================================================

                                    PART I

     The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and those set forth under "Risk Factors" in the Registration Statement on Form S-1 filed by the Company on December 2, 1998. Unless the context otherwise requires, (i) "Ticketmaster Online" means, prior to the Merger (as defined below), Ticketmaster Multimedia Holdings, Inc. and, after the Merger, the Ticketmaster Online business of the Company, (ii) "CitySearch" means, prior to the Merger, CitySearch, Inc. and its subsidiaries and, after the Merger, the CitySearch business of the Company,
(iii) "Ticketmaster Group" means Ticketmaster Group, Inc., a wholly-owned subsidiary of USA Networks, Inc., and its subsidiaries and managed affiliates (other than Ticketmaster Online and the Company), (iv) "Ticketmaster Corp." means Ticketmaster Corporation, a wholly-owned subsidiary of Ticketmaster Group, and its subsidiaries and managed affiliates (other than Ticketmaster Online and the Company) collectively or individually, and (v) "USAi" means USA Networks, Inc. and its subsidiaries and managed affiliates (other than Ticketmaster Online and the Company). All information in this report reflects the merger of Ticketmaster Online with a wholly-owned subsidiary of CitySearch, which became effective on September 28, 1998, with Ticketmaster Online continuing as the surviving corporation and as a wholly-owned subsidiary of CitySearch (the "Merger").

ITEM 1.    BUSINESS

General

     The Company has combined CitySearch and Ticketmaster Online to create a leading provider of local city guides, local advertising and live event ticketing on the Internet. CitySearch was incorporated in September 1995 and launched its first local city guide in May 1996. Ticketmaster Online was formed in 1993 to administer the online business of Ticketmaster Corp. and began selling live event tickets and related merchandise online in November 1996. Prior to the Merger, Ticketmaster Online was operated as a wholly-owned subsidiary of Ticketmaster Corp. The Company is integrating its local CitySearch city guides with its Ticketmaster Online live events ticketing and merchandising distribution capabilities to offer online ticketing, merchandise, electronic coupons and other transactions to a broader audience of consumers. The CitySearch city guides provide up-to-date information regarding arts and entertainment events, community activities, recreation, business, shopping, professional services and news/sports/weather to consumers in metropolitan areas. Ticketmaster Online offers consumers up-to-date information on live entertainment events and a convenient means of purchasing tickets and related merchandise on the Web for live events in 43 states and in Canada and the United Kingdom. Consumers can access the Ticketmaster Online service at www.ticketmaster.com and from CitySearch owned and operated city guides at www.citysearch.com through numerous direct links from banners and event profiles. Subject to certain limitations, Ticketmaster Online is the exclusive agent for Ticketmaster Corp., a leading provider of live event automated ticketing services in the United States, for the online sale of tickets to live events presented by Ticketmaster Corp.'s clients.

     The Company intends to accelerate the expansion of different versions of the CitySearch city guides into new local territories in part by working closely with Ticketmaster Corp.'s local offices. The Company includes selected CitySearch editorial content on the Ticketmaster Online Web site, thereby providing additional information to assist purchasing decisions. The Company believes that by expanding its branded network of local city guides and increasing the sales of tickets sold online, the Company's Web sites will increasingly attract local, regional and national advertisers and local consumers seeking to transact on the Company's Websites.

     The Company has two classes of authorized Common Stock (as defined below) outstanding, Class A Common Stock (the "Class A Common Stock") and Class B Common Stock (the "Class B Common Stock"). On December 2, 1998, the Company filed a Registration Statement on Form S-1 for 8,050,000 shares of

Class B Common Stock. As of December 31, 1998, there were 63,291,653 shares of Class A Common Stock outstanding and 8,167,000 shares of Class B Common Stock outstanding. The rights of the holders of Class A Common Stock and Class B Common Stock are substantially identical, except with respect to voting, conversion and transfer. Except as otherwise required by applicable law, each share of Class A Common Stock entitles its holder to 15 votes and each share of Class B Common Stock entitles its holder to one vote on all matters submitted to a vote or for the consent of stockholders. Except as otherwise required by applicable law, the Class A Common Stock and the Class B Common Stock shall vote together as a single class on all matters submitted to a vote or for the consent of stockholders. The Company has also authorized Class C Common Stock (the "Class C Common Stock" and, together with the Class A Common Stock and the Class B Common Stock, the "Common Stock"), which is nonvoting and of which no shares are issued and outstanding.

     The Company is currently a direct, non-wholly-owned subsidiary of Ticketmaster Corporation, an Illinois corporation ("Ticketmaster Corp."), which is an indirect, wholly-owned subsidiary of USA Networks, Inc., a Delaware corporation ("USAi"). USAi beneficially owns 42,480,143 shares of Class A Common Stock, or approximately 59.4%, of the Company's outstanding Common Stock, representing approximately 66.4% of the total voting power of the outstanding Common Stock.

     The Company's principal executive offices are located at 790 E. Colorado Boulevard, Suite 200, Pasadena, California 91101, and its telephone number at that address is (626) 405-0050.

Ticketmaster Online-CitySearch Merger

     On September 28, 1998, pursuant to an Amended and Restated Agreement and Plan of Reorganization, dated August 12, 1998 (the "Merger Agreement"), by and among CitySearch, USAi, Ticketmaster Group, Ticketmaster Corp., Ticketmaster Online, and Tiberius, Inc., a wholly-owned subsidiary of CitySearch ("Merger Sub"), Merger Sub was merged with and into Ticketmaster Online, with Ticketmaster Online continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. Immediately prior to the Merger, all of the outstanding shares of CitySearch Convertible Preferred Stock were converted into shares of CitySearch Common Stock and all outstanding options or warrants to purchase shares of CitySearch Preferred Stock were converted into options or warrants to purchase shares of CitySearch Common Stock.

Recent Developments

Pending Business Combination with Lycos, Inc. and USAi's Home Shopping Network, Ticketmaster and Internet Shopping Network/First Auction Businesses

     On February 9, 1999, USAi, Lycos, Inc. ("Lycos") and the Company announced that they had entered into definitive agreements (the "Agreements") relating to the combination of the Company, Lycos and USAi's Home Shopping Network ("Home Shopping"), Ticketmaster and Internet Shopping Network/First Auction businesses (the "Contributed Businesses") in a new company to be named USA/Lycos Interactive Networks, Inc. ("USA/Lycos"). The transactions will be effected by mergers of Lycos and the Company with subsidiaries of USA/Lycos and the contribution by USAi to USA/Lycos of the Contributed Businesses, in exchange for the consideration summarized below (the "Transactions").

     Pursuant to the Agreements, upon consummation of the Transactions:

     i) each share of Lycos Common Stock will be converted into the right to receive (a) 1 share of USA/Lycos Common Stock and (b) 0.2963 of a share of USA/Lycos Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock");

     (ii) each share of the Company's Class B Common Stock (the publicly traded Company stock) will be converted into the right to receive (x) 0.4464 of a share of USA/Lycos Common Stock and (y) 0.0584 of a share of Series A Preferred Stock;

     (iii) each share of the Company's Class A Common Stock will be converted into the right to receive 0.4464 of a share of USA/Lycos Class B Common Stock; and

     (iv) USAi will receive 88,353,398 shares of USA/Lycos Class B Common Stock and 1,938,853 shares of Series A Preferred Stock in exchange for the Contributed Businesses.

     Both the USA/Lycos Common Stock and the Series A Preferred Stock will be publicly traded. The USA/Lycos Class B Common Stock will not be publicly traded. Except as otherwise provided by Delaware law, the USA/Lycos Common Stock will have one vote per share, and the USA/Lycos Class B Common Stock will have 15 votes per share on all matters submitted to a vote of USA/Lycos' stockholders, including the election of directors of USA/Lycos.

     Upon closing of the Transactions, based on the expected initial ownership of USA/Lycos on an adjusted fully diluted basis, former Lycos shareholders will own 30% of the USA/Lycos equity, former Company shareholders (other than USAi) will own 8.5% of the USA/Lycos equity and USAi will own 61.5% of the USA/Lycos equity (including 10.9% relating to USAi's controlling interest in the Company). Upon the closing, USAi will beneficially own shares of USA/Lycos stock representing approximately 96% of the combined voting power of USA/Lycos, assuming all holders of the Company's Class A Common Stock, other than USAi, convert their shares into shares of the Company's Class B Common Stock prior to the closing.

     The terms of the Series A Preferred Stock provide for the issuance in certain circumstances of additional shares of USA/Lycos Common Stock to the holders thereof following the 39-month anniversary of the closing of the Transactions. Each share of Series A Preferred Stock will be, following such anniversary, automatically converted into the right to receive a number of shares of USA/Lycos Common Stock based on the "Final Market Price" of the USA/Lycos Common Stock, which is equal to the sum of (i) .5 times the average of the 90-day, volume-weighted average closing price (the "Market Price") of the USA/Lycos Common Stock ending on (x) the 90th day following the closing, (y) the 15-month anniversary of the closing and (z) the 27-month anniversary of the closing, and (ii) .5 times the Market Price for the 90-day period ending on the 39-month anniversary of the closing (the sum of (i) and (ii), the "Final Market Price"). If the Final Market Price is equal to or greater than $257.88 (which would imply a market capitalization, based on USA/Lycos's expected initial capitalization at closing, of $45 billion), each share of Series A Preferred Stock will be converted into 1 share of USA/Lycos Common Stock, if the Final Market Price is equal to or less than $143.27 (which would imply a market capitalization, based on USA/Lycos' expected initial capitalization at closing, of $25 billion), each Series A Preferred Stock share will be convertible into no shares of USA/Lycos Common Stock and the shares of Series A Preferred Stock will be redeemed by USA/Lycos for $.01 per share. At Final Market Prices between $143.27 and $257.88, the shares to be issued will vary, on an interpolated basis. The Series A Preferred Stock will contain customary anti-dilution adjustments for the Final Market Price and the conversion ratio. The terms of the Series A Preferred Stock are set forth in Exhibit B to the Agreement and Plan of Reorganization, filed as an exhibit hereto.

     The parties have also entered into option agreements, filed as exhibits hereto, which under certain circumstances provide USAi and the Company with the right to acquire, in the aggregate, up to 19.9% of the outstanding Lycos Common Stock.

     The Transactions are subject to Lycos shareholder approval as well as receipt of required regulatory approvals and other customary conditions.

     Upon closing of the Transactions, Barry Diller, Chairman and Chief Executive Officer of USAi, will be Chairman of the Board of USA/Lycos; Robert J. Davis, the President and Chief Executive Officer of

Lycos, will be the President and Chief Executive Officer of USA/Lycos; and Edward M. Philip, Chief Operating Officer and Chief Financial Officer of Lycos, will be the Chief Financial Officer of USA/Lycos. In addition to Mr. Diller, Messrs. Davis and Philip will be directors of USA/Lycos. Lycos will be entitled to appoint one additional director to serve for a one-year term, and USAi will appoint the remaining directors of USA/Lycos.

     The Agreements summarized above are filed as exhibits hereto, and the foregoing summary descriptions of such agreements are qualified in their entirety by reference to such exhibits, which are incorporated herein by reference.

Pending Acquisition of CityAuction, Inc.

     On January 8, 1999, the Company and CityAuction, Inc. ("CityAuction") entered into an Agreement and Plan of Reorganization (the "CityAuction Agreement").

     Pursuant to the CityAuction Agreement, a newly-formed, wholly-owned subsidiary of the Company will merge into CityAuction (the "CityAuction Merger"), resulting in CityAuction's becoming a wholly-owned subsidiary of the Company. Upon the closing of the CityAuction Merger, each outstanding share of Common Stock of CityAuction will be converted into 0.279971340 shares of Class B Common Stock of the Company. The maximum consideration to be paid to CityAuction shareholders by the Company pursuant to the CityAuction Merger will be equal to (i) 800,000 shares of Class B Common Stock of the Company (plus any additional shares of Class B Common Stock exchanged in the CityAuction Merger at the Exchange Ratio (as defined in the CityAuction Agreement) for shares of capital stock of CityAuction issued upon exercise of a warrant issued by CityAuction), plus (ii) an additional 200,000 shares of Class B Common Stock of the Company to be reserved for issuance upon exercise of options to purchase Class B Common Stock of the Company to be granted to the employees of CityAuction.

     The CityAuction Agreement is filed as an exhibit hereto, and the foregoing summary description of the CityAuction Agreement is qualified in its entirety by reference to the exhibit, which is incorporated herein by reference.

CitySearch Business

CitySearch Service for Consumers

     The Company produces and delivers comprehensive local city guides on the Web, providing up-to-date information regarding arts and entertainment events, community activities, recreation, business, shopping, professional services and news/sports/weather to consumers in metropolitan areas. Each local city guide primarily consists of original content developed and designed specifically for the Web by the Company and its partners. The CitySearch service is topically organized by categories, such as arts and entertainment, restaurants and bars, community, shops and services, sports and outdoors, hotels and tourism, local news and professional services. Within most of the city guides, consumers can search neighborhood shopping areas, obtain maps, contact community organizations and vendors by e-mail, and engage in bulletin board discussions with individuals such as local public officials and celebrities. In CitySearch owned and operated markets, consumers can also access the Ticketmaster Online Web site through CitySearch city guides to purchase live event tickets and related merchandise online. In certain markets, consumers can also access audio streams, including recent news and other information, from local radio partners. CitySearch offers local and regional businesses the opportunity to reach and interact with targeted consumers. In addition, content generated by consumers through e-mail and bulletin boards enhances the sense of community in CitySearch sites.

     The CitySearch service has been launched in markets across the United States and in selected international markets. The Company plans to continue to expand the service both in owned and operated markets and by partnering with major media companies in other markets. These major media partners bring capital, brand recognition, promotional strength and local knowledge to their city guides and allow the Company to build out its national and international network of sites faster than it could solely through owned and operated sites. The following table lists the Company's owned and operated and partner-led markets:

             Markets                      Date of Launch                          Selected Partners
----------------------------------    ----------------------    ---------------------------------------------------
Owned and operated:
Raleigh-Durham-Chapel Hill            May 1996                  WUNC (public radio station) Capstar Broadcasting
                                                                Corporation (4 radio stations) WCHL AM
San Francisco Bay Area                October 1996              KGO (ABC) CBS Radio (2 radio stations)
Austin                                March 1997                KTBC (Fox)
                                                                UPN 13
Salt Lake City/Utah                   April 1997                KUTV (CBS)
                                                                Citadel Communications Corporation (6 radio stations)
Nashville                             May 1997                  WZTV (Fox)
                                                                UPN 30
                                                                Dick Broadcasting (2 radio stations)
Portland                              June 1997                 KATU (ABC)
                                                                KKCW FM
                                                                (Jacor Communications Inc.)
New York(1)                           September 1997            New York Daily News
                                                                Time Out New York (weekly arts and entertainment
                                                                publication)
                                                                New York Convention & Visitors Bureau
Denver                                January 1999
Atlanta                               February 1999
Partner-led:
Melbourne                             July 1997                 The Melbourne Age
                                                                Big Colour Pages (independent yellow pages of
                                                                Australia)
Sydney                                September 1997            The Sydney Morning Herald
                                                                Big Colour Pages
Toronto                               September 1997            Toronto Star
                                                                Tele-Direct (the yellow pages subsidiary of Bell
                                                                Canada)
Washington, D.C.                      January 1998              Washingtonpost.Newsweek Interactive
Los Angeles(2)                        April 1998                Los Angeles Times
Dallas                                July 1998                 The Dallas Morning News
Baltimore                             August 1998               The Baltimore Sun
Stockholm                             September 1998            Schibsted ASA/Scandinavia Online
Copenhagen                            November 1998             Schibsted ASA/Scandinavia Online
San Diego                             February 1999             The San Diego Union-Tribune
Canberra                              March 1999                John Fairfax, Ltd.
                                                                Big Colour Pages
Oslo                                  1999*                     Schibsted ASA/Scandinavia Online

-----------------------------
*    Estimated launch date
(1) The Company acquired Metrobeat, Inc. ("Metrobeat") in June 1996 and relaunched the Metrobeat site as a CitySearch site in September 1997.
(2) Includes Pasadena, California, which was launched as a beta test site in January 1996.

CitySearch Service for Business Customers

     The Company creates and hosts CitySearch Web sites for local and regional businesses and organizations for a monthly fee. The Company offers local businesses a wide range of options in creating Web presences, from a basic Web presence costing as little as $60 per month to a multi-page site with additional features and functionality costing up to $1,000 per month. Most business customers have entered into a one-year agreement that automatically converts into a month-to-month contract upon expiration of the initial term. By aggregating a customer's Web site with those of numerous other businesses in a comprehensive local city guide, the Company provides categorical, geographic and editorial context to a customer's Web presence to generate usage by consumers, as well as significant Internet traffic. Based on studies conducted for it by a marketing research firm, the Company believes that CitySearch users are more evenly split between men and women, better educated, slightly older and have higher annual incomes than the typical Internet user. The Company believes that these demographics are attractive to its business customers.

     The Company provides an integrated solution for businesses to establish a CitySearch Web presence, including design, photography, layout, posting of updated information, hosting and maintenance. Businesses are able to provide a targeted audience with current information about their products and services including photographs, prices, location, schedules of live entertainment, sales and other relevant information. Unlike traditional media such as yellow pages advertising, the Company offers CitySearch business customers a certain number of free updates each month. The business customers also receive usage reports, e-mails from interested consumers and access to an expanded base of potential buyers including tourists and out-of-town users. The Company has recently introduced a strategy of bundling enhanced features and functionality, including panoramic images and audio clips. These services, when bundled with the Company's basic CitySearch services, are typically priced from $190 to $1,000 per month, and have accounted for significant increases in the average selling prices of the Company's offerings. The Company believes its broad offering of services and its prices compare favorably to other Web advertising options available to businesses. Such options range from low cost, low quality scanned-in information to free-standing custom-designed sites that may cost in excess of $10,000 in up-front fees to produce and that rely on significant promotion to attract traffic. By providing a high-quality Web presence at an affordable price, the Company believes that its services address the demand of the large number of businesses whose online needs fall between these market extremes.

     The Company's proprietary site design tools and production economies enable it to build customized multi-page Web sites for customers for a minimal up-front fee. The production of business Web sites for CitySearch owned and operated markets and certain partner-led markets is managed centrally in the Company's headquarters to better control quality and cost and provide rapid production. Business Web site creation follows a standardized process. First, Internet Business Advisors ("IBAs") in the field work with customers to design their sites and gather images and text. Once content is collected, IBAs forward this information to the Company's central production site in Pasadena, California where data entry personnel input the text. Graphic designers then use the Company's proprietary software to combine the text and scanned images to create custom sites designed to reflect the nature and style of each business customer. Once the Web site designers have completed their work, the business Web site is checked for accuracy and published online after a 14-day customer proofing period. The entire process, from the receipt of content by the Company to putting a site online, takes approximately one month to complete. Each step of the sales and production process is monitored by an enterprise management system to ensure that the process is consistent and complete. The Company believes the systems and processes it has developed to produce business Web sites allow it to create higher quality, more informative sites in a more cost-effective and timely manner than its competitors.

     The Company intends to offer expanded e-commerce functionality and other innovative features allowing businesses to better serve consumers, including ticketing, reservations, sales events notifications, electronic coupons, newsletters and other transactions. The Company believes these types of services offer the Company the opportunity to further attract both consumers and businesses to its local city guides.

CitySearch Strategic Alliances

     The Company has entered into partnerships and strategic alliances with third parties in order to (i) rapidly build its national and international network of CitySearch local city guides, (ii) generate licensing revenue in CitySearch partner-led markets, (iii) facilitate branding, (iv) gain access to additional content and (v) drive traffic on the Company's network of sites. Management intends to continue to negotiate further partnerships and alliances.

     Newspaper and Telephony Partnerships. The Company has entered into strategic partnerships with major newspapers and media companies such as The Baltimore Sun, The Dallas Morning News, the Los Angeles Times, The San Diego Union-Tribune, Washingtonpost.Newsweek Interactive, Big Colour Pages (independent yellow pages of Australia), The Melbourne Age, Schibsted ASA/Scandinavia Online (Copenhagen, Oslo and Stockholm), The Sydney Morning Herald, Tele-Direct (the yellow pages subsidiary of Bell Canada, Inc.) and the Toronto Star. In these partner-led markets, the partner provides the capital and management, while the Company contributes technology, a business model, consulting services, business systems and processes and network participation. The Company typically receives up-front license fees, ongoing license fees for delivery of upgrades and support, and royalties based on revenues that the partner generates through the city guide service. In addition, the Company generally receives additional fees for consulting services in connection with the launch of the partner's city guides, custom engineering requested by particular partners, and compensation for business Web site production, customer service, billing and hosting services. These partner agreements are typically five to eight years in length, and contain customary termination rights in the event of material breach or non-performance. The Company believes these arrangements allow it to expand its national and international network of cities in a more rapid and cost-effective manner than a solely owned and operated network would allow.

     The Company has also reached content sharing and linking agreements with various companies, including the New York Daily News Online Edition and Time Out New York. Under these agreements, the Company's city guide sites and content partners create co-branded areas and host certain content supplied by the content partners.

     In August 1998, the Company restructured its relationship with Toronto Star Newspapers Limited in order to admit a new partner with significant brand, sales and financial resources. Under the terms of the partnership agreement, Toronto Star Newspapers Limited and Tele-Direct Inc. each hold a 45% interest in the partnership and together operate the toronto.com Web service. The Company holds a 10% interest in the partnership and licenses its technology and business systems to the partnership for use in the defined territory.

     In July 1998, the Company entered into agreement with Classified Ventures, a leading provider of online advertising products and services to the newspaper industry. Classified Ventures is funded by Central Newspapers, Inc., Gannett Co., Inc., Knight Ridder, Inc., The McClatchy Company, The New York Times Company, The Times Mirror Company, Tribune Company and The Washington Post Company, and has a network of over 140 affiliated newspapers in 44 states, including 34 of the nation's top 50 markets. The Company licensed elements of its technology and business systems to Classified Ventures and provides services in automotive and real estate classified advertising categories. The agreement may be terminated effective 2001 by Classified Ventures. Certain CitySearch owned and operated city guides may also participate as Classified Ventures affiliates in their respective markets.

     Television and Radio Media Alliances. The Company has entered into co-promotion agreements with local television and radio stations in most of its CitySearch owned and operated markets. These relationships typically offer content sharing and co-promotion to both parties. The Company works with each partner to develop a multimedia Web site within the CitySearch site, while the partner offers promotion and a recognized brand within the market. The Company typically receives significant on-air promotion from these television and radio stations that increases brand awareness and drives traffic to the CitySearch site. For example, the Company has partnered in Salt Lake City/Utah with the CBS television station (KUTV) as well as radio stations owned by Citadel Communications Corporation and, in Raleigh-Durham-Chapel Hill, with the national public radio station (WUNC) and radio stations owned by Capstar Broadcasting Corporation. In San Francisco, the Company has agreements with the ABC television station (KGO) and radio stations owned by CBS.

     Marketing Agreements. The Company has entered into both local and national marketing agreements. For example, the Company recently is a party to an agreement with American Express which included an equity investment in the Company. The agreement provides for distribution of co-branded marketing materials to American Express Travel Related Services Company, Inc. ("American Express") merchant customers in the Company's local markets that will offer merchant customers online Web site presences through the Company's local city guides. The parties intend to create areas within the CitySearch sites to aggregate promotions and discounts offered to consumers by American Express merchant customers as well as develop additional e-commerce products. In addition, American Express is obligated to purchase sponsorships and banner advertising on the CitySearch sites. The agreement expires in 2002, subject to certain provisions allowing for early termination in the event of a change of control of the Company. The Company intends to continue to aggressively pursue such marketing agreements in order to attract additional business customers and increase usage of the CitySearch service by consumers.

     Content Distribution Alliances. The Company has entered into agreements with a number of companies to distribute its content and drive traffic to the Company's Web sites. For example, the Company has entered into agreements or arrangements with Earthlink Network, Inc., Planet Direct Corporation and Internet Travel Network to distribute content across relevant sites.

Marketing and Sales

     The Company emphasizes marketing activities in its owned and operated markets aimed at increasing awareness of its CitySearch local city guides for both consumers and business customers. The Company's roll-out teams are led by experienced managers who prepare for launch by negotiating promotional arrangements with local media, training a direct sales force and selling initial sites. The Company conducts advertising and public relations campaigns through low-cost "guerilla" marketing efforts and the Company's local media partners in radio, television and print advertising to both drive business customer sales and consumer usage. The Company also purchases targeted advertising on Web sites such as Infoseek and Preview Travel, as well as through traditional radio, print and outdoor media.

     In partner-led markets, the Company's marketing efforts rely substantially on the partner's existing franchise and resources in the community. Partners typically market their city guide services through print promotion and integration into a pre-existing news Web site. The partner's brand is also used in conjunction with the CitySearch brand to build credibility with local consumers. The Company provides its partners with a roll-out team to launch the service and ongoing support, including assistance with recruiting, sales strategy and back office operations.

     Once a city site has been launched, the Company and its partners rely upon a direct sales force to accelerate the momentum established by the roll-out team. As of December 31, 1998, the Company employed approximately 135 IBAs in its seven owned and operated markets selling directly to local businesses as well as field customers service representatives in these markets to maintain regular contact with business customers and facilitate up-selling of Web site functionality. Each IBA completes an intensive training program at the Company's headquarters with follow-up field training. The Company's proprietary enterprise management system tracks sales leads and prospect status and allows sales managers to track performance. IBAs participate in ongoing training sessions in sales techniques and new products.

Operations

     The Company has created a systematic approach to market roll-out of its CitySearch local city guides that is designed to enable it to launch its service in owned and operated markets and to support a local service once launched. In addition, the Company licenses its roll-out capabilities to media companies in its partner-led markets. The Company has analyzed and documented the best practices associated with its early city launches to refine and standardize its field and home office production processes. The Company's software systems monitor much of the sales and customer care functions. Additionally, the Company has built custom systems that streamline the site creation and maintenance process.

     Customer service operations are located in the Company's Pasadena headquarters. The Company's enterprise management systems enable customer service staff to view the customer's full profile, billing and interactive history as they take the call, and to use the software tools to make changes to the business customer's site in real time.

Technology

     The Company has developed and implemented a number of technologies to support its local city guide service and business operations, including (i) an online city guide application, (ii) a set of content creation and management tools and (iii) a suite of integrated enterprise management systems.

     CitySearch Online Application. The CitySearch online application provides a user interface intended to support novice online users while providing easily accessible advanced features for experienced Web users. The core end-user functionality of the CitySearch application includes (i) concurrently performed keyword, geographic and temporal searches; (ii) personalization that permits consumers, for example, to receive newsletters in areas of interest, and register for special offers from CitySearch business customers that have chosen to implement a one-to-one marketing approach; (iii) dynamic map rendering and "nearby" functionality; (iv) real-time chat; and (v) message boards.

     CitySearch has to date employed an object-relational database to support Web publishing and searching. With version CS 2.5 of its service, which the Company has deployed in all of its markets, CitySearch is employing a multi-tiered architecture, separating a standard relational database from business rules and presentation logic. CS 2.5 is designed to permit city guide publishers to create and change the appearance and, generally, the function of the product using any commercially available Web page design tool or text editor. As a result, the Company believes that both it and its partners will be able to respond more quickly to changes in the marketplace and evolving user preferences. In addition, the object-oriented architecture is designed to provide for rapid development cycles and code reuse. The Company has made a substantial investment in its product development infrastructure and intends to continue to release product enhancements that address changing demands of business customers and consumers.

     Content Creation and Management Tools. The Company has created the following applications to support editorial and advertising content production:
(i) SiteWorks, for design of business Web sites and editorial features; (ii) EditWorks, for editorial content entry; (iii) User Interface Tree editor, for defining and managing the site hierarchy; and (iv) MediaWorks, to enable remote content partners, typically television and radio stations, to submit content directly to the site. These tools are designed to minimize the technical knowledge that editorial and advertising content producers need to possess.

     Enterprise Management Systems. CitySearch has developed and implemented a suite of integrated enterprise management systems designed to handle an increasing volume of business customers. The enterprise management system consists of third-party and internally developed applications covering sales force automation and telemarketing, production management and tracking systems, customer service, accounting, billing and commissions systems.

     The Company has also designed a sophisticated tool to manage the planning, scheduling, forecasting and tracking of business Web sites, banners and other services through the various stages of design and production. This tool enables the Company to manage the large number of business Web sites and banners developed simultaneously and originating from numerous cities. The Company believes the systems and processes it has developed to produce business Web sites allow it to create high quality sites in a more cost-effective and timely manner.

Ticketmaster Online Business

Ticketmaster Online Service

     Ticketmaster Online is a leading online ticketing service that enables consumers to purchase tickets for live music, sports, theater and family entertainment events presented by Ticketmaster Corp.'s clients and related merchandise over the Web. Consumers can access the Ticketmaster Online service at www.ticketmaster.com and from CitySearch owned and operated city guides at www.citysearch.com through numerous direct links from banners and event profiles. In addition to these services, the Ticketmaster Online Web site provides local information and original content regarding live events for Ticketmaster Corp. clients throughout the United States, Canada and the United Kingdom.

     Throughout the Ticketmaster Online Web site and at the conclusion of a confirmed ticket purchase, the consumer is prompted to purchase merchandise that is related to a particular event, such as videos, tour merchandise and sports memorabilia. The Company intends to expand the types and range of merchandise that can be ordered by consumers through the Ticketmaster Online Web site. The Company also intends to organize membership programs that will provide Ticketmaster Online members with certain benefits centered around entertainment, leisure and travel activities. Membership is expected to include participation in other activities not generally available to the public.

     Since the commencement of online ticket sales in November 1996, Ticketmaster Online has experienced significant growth in tickets sold through its Web site. Gross transaction dollars for ticket sales increased from approximately $854,000 in the quarter ended December 31, 1996 to $41.7 million in the quarter ended December 31, 1998. Similarly, tickets sold on the Ticketmaster Online Web site in the quarter ended December 31, 1996 represented less than 1% of total tickets sold by Ticketmaster Corp., while tickets sold online in the quarter ended December 31, 1998 represented 6%.

Ticketmaster Corp. Clients

     Ticketmaster Corp. is a leading provider of automated ticketing services in the United States with over 3,750 domestic clients, including many of the country's foremost entertainment facilities, promoters and sports franchises. Ticketmaster Corp. established its market position by providing these clients with comprehensive ticket inventory control and management, a broad distribution network and dedicated marketing and support services. Ticket orders are received and fulfilled through operator-staffed call centers, independent sales outlets remote to the facility box office, and Ticketmaster Online's website. Revenue is generated principally from convenience charges received by Ticketmaster Corp. for tickets sold on its clients' behalf. Ticketmaster Corp. generally serves as an exclusive agent for its clients and typically has no financial risk for unsold tickets.

     Ticketmaster Corp. has a comprehensive domestic distribution system that includes approximately 2,700 remote sales outlets, covering many of the major metropolitan areas in the United States, and 17 domestic call centers with approximately 2,000 operator positions. Ticketmaster Corp. also operates in Great Britain, Canada, Ireland, Mexico and Australia and, in 1998, has expanded into France, Chile and Argentina. The number of tickets sold through Ticketmaster Corp. has increased from approximately 29 million tickets in 1990 to approximately 70 million tickets in 1998.

     The Company believes that the Ticketmaster system for live event ticketing transactions and its distribution capabilities enhance Ticketmaster Corp.'s ability to attract new clients and maintain its existing client base. The Ticketmaster system, which includes both hardware and software, is typically installed in a client's box office and provides a single centralized inventory control management system capable of tracking total ticket inventory for all events, whether sales are made on a season, subscription, group or individual ticket basis. The versatility of the Ticketmaster system allows it to be customized to satisfy a full range of client requirements.

     Ticketmaster Corp. generally enters into written agreements with its clients under which it agrees to provide the Ticketmaster system and to serve as the client's exclusive ticket sales agent for all sales of individual tickets sold outside of the facility's box office for a specified period, typically five to seven years. Under its facilities agreements,Ticketmaster Corp. generally is granted the right to sell tickets for all live events presented at a facility, and installs the Ticketmaster system in the facility's box office. Agreements with promoters generally grant Ticketmaster Corp. the right to sell tickets for all live events presented by that promoter at any facility, unless the facility is covered by an exclusive agreement with another automated ticketing service company.

     As part of its client agreements, Ticketmaster Corp. is generally granted the right to collect from ticket purchasers a per ticket convenience charge on all tickets sold other than at the box office and an additional per order handling charge on all tickets sold by Ticketmaster Corp. other than at remote sales outlets to partially offset the cost of fulfillment. The amount of the convenience charge is typically determined during the contract negotiation process, and varies based upon numerous factors, including the services to be rendered to the client, the amount and cost of equipment to be installed at the client's box office and the amount of advertising and/or promotional allowances to be provided, as well as the type of event and whether the ticket is purchased at a remote sales outlet, by telephone, through the Ticketmaster Online Web site or otherwise. Any deviations from those amounts for any event are negotiated and agreed upon by Ticketmaster Corp. and the client prior to the commencement of ticket sales. During Ticketmaster Corp.'s fiscal 1998, the convenience charges generally ranged from $1.50 to $7.00 per ticket. Convenience charges, when added to per order handling charges, averaged approximately $4.50 per ticket in fiscal 1998. Ticketmaster Corp.'s client agreements also generally establish the amounts and frequency of any increases in the convenience charge and handling charge during the term of the agreement.

     The agreements with some of Ticketmaster Corp.'s clients may provide for a client to participate in the convenience charges paid by ticket purchasers for tickets bought through Ticketmaster Corp. for that client's events. The amount of such participation, if any, is determined by negotiation with that client. Some agreements also may provide for Ticketmaster Corp. to make participation advances to the client, generally recoupable by Ticketmaster Corp. out of the client's future right to participation. In limited cases, Ticketmaster Corp. makes an upfront, non-recoupable payment to a client for the right to sell tickets for that client.

     Clients are routinely required by contract to include the Ticketmaster name in print, radio and television advertisements for entertainment events sponsored by such clients. The Ticketmaster name and logo are also prominently displayed on printed tickets and ticket envelopes.

     Ticketmaster Corp. generally does not buy tickets from its clients for resale to the public and has no financial risk for unsold tickets. In the United Kingdom, Ticketmaster Corp. may from time to time buy tickets from its clients for resale to the public in an amount typically not exceeding (Pounds) 600,000 in the aggregate. Ticket prices are not determined by Ticketmaster Corp. Ticketmaster Corp.'s clients also generally determine the scheduling of when tickets go on sale to the public and what tickets will be available for sale through Ticketmaster Corp. Facilities and promoters, for example, often handle group and season ticket sales in-house. Ticketmaster Corp. only sells a portion of its clients' tickets, the amount of which varies from client to client and varies as to any single client from year to year.

     The Company believes that the primary benefits derived by Ticketmaster Corp.'s clients by use of the Ticketmaster System include (i) centralized control of total ticket inventory as well as accounting information and market research data, (ii) centralized accountability for ticket proceeds, (iii) manageable and predictable transaction costs, (iv) broader and expedited distribution of tickets, (v) wide dissemination of information about upcoming events through Ticketmaster Corp.'s call centers, Ticketmaster Online and other media platforms, (vi) the ability to easily add additional performances if warranted by demand and (vii) marketing and promotional support.

     If an event is canceled, Ticketmaster Corp.'s current policy is to refund the per ticket convenience charges (but not the handling charge). Refunds of the ticket price for a canceled event are funded by the client. To the extent that funds then being held by Ticketmaster Corp. on behalf of the client are insufficient to cover all refunds, the client is obligated to provide Ticketmaster Corp. with additional funds within 24 to 72 hours after a request by Ticketmaster Corp.

Ticketmaster License Agreement

     Under the Ticketmaster License Agreement, subject to certain limitations, Ticketmaster Corp. has granted (a) Ticketmaster Online an exclusive, perpetual, irrevocable, worldwide license to use the Ticketmaster trademark and (b) certain Ticketmaster Corp. databases to sell live event tickets online for Ticketmaster Corp.'s clients. In addition, Ticketmaster Corp. authorized Ticketmaster Online to be Ticketmaster Corp.'s exclusive, perpetual, worldwide agent for such online ticket sales. The Ticketmaster License Agreement further provides that Ticketmaster Corp. may use and permit others to use the Ticketmaster trademark in connection with the online promotion of ticket sales.

     Ticketmaster Corp. retains the rights to sell tickets by non-online means and to use the Ticketmaster trademark in connection with such sales. The Ticketmaster License Agreement defines such non-online means to include (1) by telephone; (2) by other voice-to-voice means or voice-to-voice recognition unit systems; (3) by non-interactive broadcast, cable and satellite television; and
(4) by kiosks and retail ticket outlets. Client venues retain the rights to sell tickets at their box offices or as otherwise provided in client venue agreements with Ticketmaster Corp.

     Ticketmaster Corp. is the contracting party with client venues, promoters and sports franchises, providing ticket inventory management, consumer information and related data for all ticketing transactions. Ticketmaster Corp. provides this information to Ticketmaster Online for processing of online live event ticket sales and provides all transaction processing and fulfillment services for online live event ticket sales. Ticketmaster Online is required under the Ticketmaster License Agreement to comply with the terms of Ticketmaster Corp.'s client agreements. Ticketmaster Online's rights, contained in the Ticketmaster License Agreement, are subject to the client agreements. The Ticketmaster License Agreement also generally restricts Ticketmaster Online from cooperating with, offering online links to, or entering into any agreements with venues, ticket sellers or sales agents for online sale of tickets.

     Under the Ticketmaster License Agreement, Ticketmaster Online pays Ticketmaster Corp. a royalty which is a percentage of the net profit it derives from online ticket sales. Ticketmaster Online also reimburses Ticketmaster Corp. for Ticketmaster Corp.'s direct expenses related to online ticket sales.

     Under the Ticketmaster License Agreement, Ticketmaster Online has also been granted the non-exclusive right to promote and sell online certain merchandise available through Ticketmaster Corp. Ticketmaster Corp. serves as Ticketmaster Online's exclusive fulfillment provider for the online sales of this merchandise. As long as Ticketmaster Corp.'s fees, terms and quality of service are no less favorable than those available to Ticketmaster Online from third parties, Ticketmaster Corp. or its affiliates will serve as Ticketmaster Online's exclusive fulfillment provider for the online sales of all other merchandise available through Ticketmaster Corp. Ticketmaster Corp. may also solicit sponsorship and advertising for Ticketmaster Online's Web sites in a bundle with other sponsorship and advertising opportunities offered by Ticketmaster Corp. The summary descriptions of the Ticketmaster License Agreement contained in this report are qualified in their entirety by reference to the copy thereof filed as an exhibit to the Registration Statement on Form S-1 filed by the Company on December 2, 1998.

Ticketmaster Online Strategic Alliances

     Ticketmaster Online participates in certain strategic partnerships with leading media, marketing and technology partners. The Company believes that these alliances will assist in the development of compelling content, increase consumer traffic to the Ticketmaster Online Web site, continue to build the Ticketmaster Online brand name and expand the Company's promotional opportunities.

     Media Partnerships. Ticketmaster Online creates and acquires entertaining, informative and timely local content (e.g., live event information, venue information, articles on live entertainment topics, chat sessions, entertainment reviews and Webcasts), for use on its Web sites. In this regard, Ticketmaster Online has entered into agreements with media companies such as JAM TV and RealTime Sports. These arrangements generally provide for the development of a co-branded Web presence and links from the co-branded area to event listings and ticketing and merchandising pages on the Ticketmaster Online Web site. Ticketmaster Online shares in the advertising and merchandising revenues generated under the applicable agreement.

     Advertising, Sponsorship and Marketing Partnerships. Ticketmaster Online has entered into advertising, sponsorship and marketing alliances with Internet content and service providers and other partners. In addition, Ticketmaster Corp. has entered into similar agreements pursuant to which Ticketmaster Online performs services and is allocated a percentage of revenues. Ticketmaster Online's other advertisers and marketing partners include Palm Computing Company, United Parcel Service of America, Inc., International Business Machines Corporation and Sprint Communications Company, Ltd. Client advertisements and marketing opportunities are typically integrated into Ticketmaster Online's Web site through banners and links that encourage viewers to click through for additional information. The Company intends to continue to pursue such advertising, sponsorship and marketing opportunities.

     Technology Partnerships. Ticketmaster Online also participates in certain arrangements with technology partners to provide enhanced features and functionality on its Web site. For example, the Company's "my Ticketmaster" Web site, which Ticketmaster Online jointly developed with Intel Corporation and launched in the first quarter of 1999, is a personalized Web application designed to enable users to choose categories of event information they receive based on personal preferences and habits. This personalized and localized site has been designed to include such features as seating charts (some of which are designed to provide three-dimensional perspectives) and driving directions to venues.

Marketing and Sales

     The Company believes that it will benefit from Ticketmaster Corp.'s continued promotion of its brand name through Ticketmaster Corp.'s services and advertising sales force. The Company intends to continue to leverage the Ticketmaster brand name, Ticketmaster Corp.'s extensive distribution capabilities and core ticketing services in an effort to offer live event venues, sports franchises, promoters, advertisers, sponsors and other partners a wider variety of advertising, promotional and marketing platforms for their products and services. Through the Company's relationship with Ticketmaster Corp., advertisers have access to a full array of advertising alternatives, ranging from online advertising vehicles such as Web sites, banners and sponsorships to traditional advertising on ticket stock and envelopes, during telephone sales (e.g., "music on hold" and sales scripts) and through direct mail campaigns. As of December 31, 1998, the Company had eleven employees dedicated to advertising and promotion of Ticketmaster Online's services.

Operations

     Ticketmaster Online's ticketing system interfaces on a real-time basis with the host ticketing systems developed by Ticketmaster Corp. This process is designed to ensure that, except in limited circumstances, the inventory of tickets available online is identical to that which is available through Ticketmaster's other distribution methods (e.g., telephone call centers and independent retail outlets) and to enable consumers to order tickets on a "best available seat" basis. Measures are taken that are designed to prevent system failure in Ticketmaster Corp.'s computer center. Each system has a live back-up standing ready in the event of a primary system failure. The rooms housing the computer-related equipment are protected by computer-safe fire protection systems. To guard against power outages, uninterruptable power supplies are utilized. High capacity back-up generators eliminate the dependency on public electric sources. In addition, all data is continually recorded on back-up tape.

     Ticketmaster Online utilizes Secure Sockets Layer encryption technology designed to allow users to securely transmit their personal information to the Ticketmaster Online Web site. The decrypted data is then passed through two levels of firewalls, using an internally developed communications protocol to the Ticketmaster Corp. host systems where credit cards are processed and customer accounts are created. The host systems communicate directly with bank processing centers for instantaneous online credit card authorization and electronic deposit of credit card receipts. Essentially, all order processing, credit card billing, order fulfillment and consumer service functions for online ticketing orders are handled by Ticketmaster Corp. in the same manner as orders which are placed by telephone.

Technology

     Ticketmaster Online has an extensive database of live event information, with event information updated 12 times every hour and more than 200 times daily. This data base contains information on more than 30,000 events and over 3,000 clients and is designed to support an easy-to-use and reliable dynamic event calendar and ticket-buying interface to the Ticketmaster System.

     The Ticketmaster Online system is deployed as a multi-tiered system of servers that separate database functions, Web page serving functions, transaction processing functions and ticketing system interfacing functions. The system is built using a combination of commercial and proprietary software and hardware and is integrated into the Ticketmaster System. All Ticketmaster Online ticket sales occur on one of 20 geographically dispersed host systems. Credit card authorization and deposit, inventory control for events, customer account management and ticket printing and distribution are all handled on the Ticketmaster System. Internet users interact with various Web servers to find an event using various criteria including event location, event type, or performer name. Once an event is located, users interact with forms-based HTML pages to guide them through the ticket-buying process. The Web servers communicate via a proprietary gateway to the host ticketing systems where the transaction actually takes place. Since the online ticketing system interfaces in real-time with the host ticketing systems, except in limited circumstances, the seats are identical to those available for sale through Ticketmaster Corp.'s other distribution systems such as call centers, outlets or box offices.

Competition

     The markets for local interactive content and services are highly competitive. Currently, CitySearch's primary competitors include Digital City, Inc., a company wholly-owned by America Online, Inc. and Tribune Company, and Microsoft Corporation (Sidewalk). CitySearch also competes against search engine and other site aggregation companies which primarily serve to aggregate links to sites providing local content such as Excite, Inc. (City.Net), Lycos, Inc. (Lycos City Guide) and Yahoo! (Yahoo! Local). In addition, CitySearch competes against offerings from media companies, including Cox Interactive Media, Inc., Knight Ridder, Inc. and Zip2 Corporation, as well as offerings from several telecommunications and cable companies and Internet service providers that provide local interactive programming such as SBC Communications, Inc. (At Hand) and MediaOne Group, Inc. (DiveIn). There are also numerous niche competitors which focus on a specific category or geography and compete with specific content offerings provided by the Company. The Company may also compete with online services and other Web site operators, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets. The Company faces different competitors in most of its CitySearch markets. For example, competitors in the San Francisco Bay

Area primarily include Microsoft Corporation (Sidewalk), America Online, Inc. (Digital City) and Yahoo! (SF Bay). Competitors in Raleigh-Durham-Chapel Hill primarily include the Web site operated by The Raleigh News & Observer, WRAL-TV, trianglerestaurants.com, Digital Center (raleighonline.com), Yahoo! Local and Internet Presentations, Inc. (citydirect.com). Furthermore, additional major media and other companies with financial and other resources greater than those of the Company may introduce new Internet products and services addressing these markets in the future. There can be no assurance that the Company's competitors will not develop services that are superior to those of the Company or that achieve greater market acceptance than the Company's offerings.

     The markets for the business of selling live events tickets and related merchandise is highly competitive and diverse. Ticketmaster Corp.'s and Ticketmaster Online's competitors include event facilities and promoters that handle their own ticket sales and distribution through online and other distribution channels, live event automated ticketing companies with Web sites which may or may not currently offer online transactional capabilities and certain Web-based live event ticketing companies which only conduct business online. Where facilities and promoters decide to utilize the services of a ticketing company, Ticketmaster Corp. and Ticketmaster Online compete with international, national and regional ticketing services, including TicketWeb, Telecharge (Shubert Ticketing Services), NEXT Ticketing, Advantix, ETM Entertainment Network, Dillard's, Prologue, Capital Tickets, Lasergate (Lasergate Systems, Inc.) and Tickets.com. Several of Ticketmaster Corp.'s and Ticketmaster Online's competitors have operations in multiple locations throughout the United States and compete with Ticketmaster Corp. and Ticketmaster Online on a national level, while others compete with Ticketmaster Corp. and Ticketmaster Online principally in one specific geographic region. Ticketmaster Corp. is a leading provider of live event automated ticketing services in the United States, with over 3,000 clients, and has a widely recognized brand name in the live event ticketing business. The Company believes that its right to act as Ticketmaster Corp.'s exclusive agent for online live event ticket sales with the exclusive, worldwide right to use the Ticketmaster trademark for such online sales will enable it to compete effectively with other online ticketing services. However, in certain specific geographic regions, including certain of the local markets in which CitySearch provides or intends to provide its local city guide service, one or more of Ticketmaster Corp.'s and Ticketmaster Online's competitors may serve as the primary ticketing service in the region. The Company believes that Ticketmaster Online will experience significant difficulty in establishing a significant online presence in such regions and, as a result, any local city guide for such a region may be unable to provide significant ticketing capabilities. In addition, there can be no assurance that one or more of these regional automated ticketing companies will not expand into other regions or nationally, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Furthermore, certain of Ticketmaster Online's competitors may have financial and other resources greater than those of the Company and may introduce new Internet products and services in these markets in the future. There can be no assurance that Ticketmaster Online's competitors will not develop services superior to those of Ticketmaster Online or achieve greater acceptance than Ticketmaster Online's offerings. In addition, pursuant to the Ticketmaster License Agreement, Ticketmaster Online is restricted from entering into agreements with facilities, promoters or other ticket sellers for the online sale of live event tickets. As a result, Ticketmaster Online is dependent on the ability of Ticketmaster Corp. to acquire and maintain live event ticketing rights, including online ticketing rights, with facilities and promoters and to negotiate commercially favorable terms for such rights. Furthermore, substantially all of the tickets sold through Ticketmaster Online's Web site are also sold by Ticketmaster Corp. by telephone and through independent retail outlets. Such sales by Ticketmaster Corp. could have a material adverse effect on Ticketmaster Online's online sales, and as a result, on the Company's business, financial condition and results of operations.

     The Company believes that the principal competitive factors include depth, quality and comprehensiveness of content, ease of use, distribution, search capability and brand recognition. Many of the Company's competitors, whether with respect to its CitySearch service or its Ticketmaster Online service, have greater financial and marketing resources than the Company and may have significant competitive advantages through other lines of business and existing business relationships. There can be no assurance that the Company will be able to successfully compete against its current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, as a strategic response to changes in the competitive environment, the Company may make certain pricing, servicing or marketing decisions or enter into acquisitions or new ventures that could have a material adverse effect on the Company's business, financial condition and results of operations.

Proprietary Rights

     The Company regards its copyrights, service marks, trademarks, trade dress, trade secrets, proprietary software and similar intellectual property as critical to its success, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with employees, customers, partners and others to protect its proprietary rights. The Company does not hold any patents. The Company pursues the registration of certain of its key trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available or sought by the Company in every country in which the Company's products and services are made available online. The Company has licensed in the past, and expects that it may license in the future, certain proprietary rights, such as trademarks or copyrighted material, to third parties. In addition, the Company has licensed in the past, and expects that it may license in the future, certain content, including trademarks and copyrighted material, from third parties. While the Company attempts to ensure that the quality of its brands is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of the Company's proprietary rights or reputation, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate its copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims, including patent infringement claims, against the Company. The Company licenses the registered trademark "CitySearch" from a third party, and there can be no assurance that the Company will be able to continue to license the trademark on terms acceptable to the Company. The initial term of the license expires in 2001, subject to renewal at the Company's option. The Company licenses the trademark "Ticketmaster" and related trademarks from Ticketmaster Corp. pursuant to the Ticketmaster License Agreement. The Company is dependent upon Ticketmaster Corp. to maintain and assert its rights to the trademarks licensed from Ticketmaster Corp. and defend infringement claims, if any, relating to the Company's use of such marks. The Company may be subject to legal proceedings and claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees or licensors. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources which could result in a material adverse effect on the Company's business, financial condition and results of operations.

Employees

     As of December 31, 1998, the Company employed 608 persons with respect to the CitySearch business, including 301 persons in functions related to cost of revenue (including 265 persons in design, content collection, editorial and photography, 27 persons in customer service and nine persons in professional services), 189 persons in sales and marketing, 56 persons in research and development and 62 persons in general and administrative areas. As of December 31, 1998, the Company employed 26 persons with respect to the Ticketmaster Online business, including eleven in advertising and promotion, seven in operations and technical support, five in graphic design and editorial and content development and three in general and administrative services. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in Pasadena, California, where the Company currently leases approximately 30,700 square feet under a lease expiring in 2002. The Company also leases approximately 4,500 square feet in Austin, 900 square feet in Denver, 3,900 square feet in Morrisville, North Carolina, 7,900 square feet in Research Triangle Park, North Carolina, 4,600 square feet in Nashville, 10,000 square feet in New York, 4,700 square feet in Portland, 4,600 square feet in Salt Lake City and 5,800 square feet in San Francisco under leases which expire in 2002, 2001, 2001, 2003, 2000, 2004, 2002, 2001 and 1999,
respectively. Ticketmaster Online leases its principal offices in Los Angeles, California, as well as office space in additional cities throughout the United States, the United Kingdom and Canada, in each case on a month-to-month basis from Ticketmaster Corp. on terms the Company believes are at least as favorable as those it could obtain from a third party in an arm's-length transaction. Ticketmaster Online currently occupies an aggregate of approximately 1,000 square feet of space. The Company believes that its facilities are adequate in those cities in which the Company currently does business.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently subject to any material legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. USAi is a defendant (along with several of USAi's directors) in lawsuits brought in connection with the Transactions. See "Business Recent Developments Pending Business Combination with Lycos, Inc. and USAi's Home Shopping Network, Ticketmaster and Internet Shopping Network/First Auction Businesses." Seven of the lawsuits are brought on behalf of shareholders of the Company and allege that the non-USAi shareholders of the Company will receive consideration in the Transactions that is "grossly inadequate" and unfair and that defendants, including USAi, breached alleged fiduciary duties to the shareholders of the Company in negotiating and approving the Transactions. These complaints seek an injunction against completion of the Transactions, rescission in the event it is completed, and damages in an unspecified amount. The remaining six lawsuits are brought on behalf of shareholders of Lycos alleging that USAi aided and abetted alleged breaches of fiduciary duty by Lycos' directors, in that the consideration Lycos shareholders will receive in the Transactions is alleged to be grossly inadequate and unfair. These complaints seek an injunction against completion of the Transactions, rescission in the event it is completed, and damages in an unspecified amount. All these actions are pending in the Court of Chancery of the State of Delaware. The time for defendants to answer has not yet elapsed, and no discovery has as yet been scheduled. USAi believes that the allegations against USAi and its directors do not have merit.

     During 1994, Ticketmaster Corp. was named as a defendant in 16 federal class action lawsuits filed in United States District Courts purportedly on behalf of consumers who were alleged to have purchased tickets to various events through Ticketmaster Corp. These lawsuits alleged that Ticketmaster Corp.'s activities violated antitrust laws. On December 7, 1994, the Judicial Panel on Multidistrict Litigation transferred all of the lawsuits to the United States District Court for the Eastern District of Missouri for coordinated and consolidated pretrial proceedings. After an amended and consolidated complaint was filed by the plaintiffs, Ticketmaster Corp. filed a motion to dismiss and, on May 31, 1996, the District Court granted that motion ruling that the plaintiffs had failed to state a claim upon which relief could be granted. On April 10, 1998, the United States Court of Appeals for the Eighth Circuit issued an opinion affirming the district court's ruling that the plaintiffs lack standing to pursue their claims for damages under the antitrust laws and held that the plaintiffs' status as indirect purchasers of Ticketmaster Corp.'s services did not bar them from seeking equitable relief against Ticketmaster Corp. Discovery on the plaintiffs' remanded claim for equitable relief is ongoing in the District Court and a trial date of July 17, 2000 has been set. On July 9, 1998, the plaintiffs filed a petition for writ of certiorari to the United States Supreme Court seeking review of the decision dismissing their damage claims. Plaintiff's petition for writ of certiorari in the United States Supreme Court was denied on January 19, 1999.

     Ticketmaster Corp. has stated that the Court's affirmance of the decision prohibiting plaintiffs from obtaining monetary damages against Ticketmaster Corp. eliminates the substantial portion of plaintiffs' claims. With respect to injunctive relief, the Antitrust Division of the United States Department of Justice had previously investigated Ticketmaster Corp. for in excess of 15 months and closed its investigation with no suggestion of any form of injunctive relief or modification of the manner in which Ticketmaster Corp. does business.

     In March 1995, MovieFone, Inc. ("MovieFone") and The Teleticketing Company, L.P. filed a complaint against Ticketmaster Corp. in the United States District Court for the Southern District of New York. Plaintiffs allege that they are in the business of providing movie information and teleticketing services, and that they are parties to a contract with Pacer Cats Corporation, a wholly owned subsidiary of Wembley plc ("Pacer Cats"), to provide teleticketing services to movie theaters. Plaintiffs also allege that, together with Pacer Cats, they had planned to begin selling tickets to live entertainment events, and that Ticketmaster Corp., by its conduct, frustrated and prevented plaintiffs' ability to do so. Plaintiffs further allege that Ticketmaster Corp. has interfered with and caused Pacer Cats to breach its contract with plaintiffs. The complaint asserts that Ticketmaster Corp.'s actions violate Section 7 of the Clayton Act and Sections 1 and 2 of the Sherman Act, and that Ticketmaster Corp. tortiously interfered with contractual and prospective business relationships and seeks monetary and injunctive relief based on such allegations. Ticketmaster Corp. filed a motion to dismiss. The court heard oral argument on September 26, 1995. In March 1997, prior to the rendering of any decision by the Court on Ticketmaster Corp.'s motion to dismiss, Ticketmaster Corp. received an amended complaint in which the plaintiffs assert essentially the same claims as in the prior complaint but have added a RICO claim and tort claims. Ticketmaster Corp. filed a motion to dismiss the amended complaint in April 1997, which is still pending. Some of the claims in this litigation are similar to claims that were the subject of an arbitration award in which MovieFone was a claimant and Pacer Cats a respondent. Among other things, the award included damages from Pacer Cats to MovieFone of approximately $22.75 million before interest and an injunction against some entities, which may include affiliates of Ticketmaster Corp., restricting or prohibiting their activity with respect to aspects of the movie teleticketing business for a specified period of time. Neither USAi, Ticketmaster Corp., nor any entity owned or controlled by Ticketmaster Corp., were parties to the arbitration. In May 1998, MovieFone filed a petition in New York state court to hold an entity affiliated with Ticketmaster Corp. in contempt of the injunction provision of the arbitration award on the grounds that such entity is a successor or assignee of, or otherwise acted in concert with, Pacer Cats. In November 1998, the court ruled that the Ticketmaster Corp. affiliate is bound by the arbitrators' findings that it is the successor to Pacer Cats and, as such, liable for breaches committed by Pacer Cats and subject to the terms of the arbitration award's injunction. The court further found that the Ticketmaster Corp. affiliate had violated the injunction and awarded MovieFone approximately $1.38 million for losses it incurred as a result of such violations. The Ticketmaster Corp. affiliate has filed a notice of appeal of the court's decision, including to seek reversal of the ruling regarding successor liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 1, 1998, stockholders representing a majority of the total outstanding voting power of all outstanding shares of capital stock of the Company as of that date approved (1) the amendment and restatement of the Company's Certificate of Incorporation, in connection with the Company's initial public offering of Class B Common Stock, to authorize 2,000,000 shares of "blank check" preferred stock upon the closing of the offering; the addition of certain provisions regarding corporate opportunities; and the deletion of certain provisions that were operative only prior to the offering; (2) the adoption of the Company's 1998 Employee Stock Purchase Plan, reserving 1,000,000 shares of Class B Common Stock for issuance thereunder, which amount shall increase each year by 200,000 shares or a lesser amount as determined by the Board of Directors; and (3) the adoption of the Company's 1998 Stock Option Plan, reserving 4,000,000 shares of Class B Common Stock for issuance thereunder.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market for Registrant's Common Stock

     The Company's Class B Common Stock is traded on the Nasdaq National Market under the symbol "TMCS." The following table sets forth the range of the high and low sale prices by quarter as reported on the Nasdaq National Market since December 3, 1998, the date the Class B Common Stock commenced trading.

-----------------------------------------------------------------------------
                     Quarter                            High          Low
-----------------------------------------------------------------------------
   1998:  Fourth Quarter (from December 3, 1998)       $80.50        $32.69
-----------------------------------------------------------------------------

     As of December 31, 1998, the number of stockholders of record of the Company's Class B Common Stock was 41. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

     On December 8, 1998, the Company completed its initial public offering (the "IPO") of 8,050,000 shares (including the exercise of the underwriters' over-allotment option consisting of 1,050,000 shares) of its Class B Common Stock, $.01 par value per share, at a public offering price of $14.00 per share pursuant to a registration statement on Form S-1 (file no. 333-64855) filed with the Securities and Exchange Commission. All of the shares registered were sold. NationsBanc Montgomery Securities LLC, Allen & Company Incorporated, BancBoston Robertson Stephens Inc., Bear Stearns & Co., Inc., and Donaldson Lufkin & Jenrette Securities Corporation were the managing underwriters of the IPO. Aggregate gross proceeds to the Company from the IPO (prior to deduction of underwriting discounts and commissions and expenses of the offering) were $112,700,000. There were no selling stockholders in the IPO.

     The Company paid underwriting discounts and commissions of $7,327,000 and other expenses of approximately $1,319,000 in connection with the IPO. The total expenses paid by the Company in the IPO were $8,646,000 and the net proceeds to the Company in the IPO were $104,054,000.

     From December 2, 1998, the effective date of the Registration Statement, to December 31, 1998 (the Company's fiscal year end), approximately $51,151,000 of net proceeds were used for the repayment of a convertible note (the "Convertible Note") issued to USAi upon execution of the Merger Agreement in exchange for a $50 million loan from USAi to provide working capital to the Company, and accrued interest thereon. The remainder of the net proceeds was used for general working capital purposes. None of such payments consisted of direct or indirect payments to directors, officers, 10% stockholders or affiliates of the Company.

     On December 31, 1998, there were 114 shareholders of record of the Company's Class A Common Stock. There is no public market for the Class A Common Stock, but each share of Class A Common Stock will be automatically converted into one share of Class B Common Stock of the Company upon any transfer of such share, subject to certain exceptions. In addition, each share of Class A Common Stock may be converted at any time into one share of Class B Common Stock at the option of the holder thereof.

Recent Sales of Unregistered Securities

     During the 1998 fiscal year, the Company issued and sold the following unregistered securities:

     (1) From January 1, 1998 to December 31, 1998, the Company granted options to purchase 2,288,528 shares of the Company Class A Common Stock pursuant to its 1996 Stock Plan and 650,000 shares of the Company Class B Common Stock pursuant to its 1998 Stock Plan, respectively, at exercise prices ranging from $3.00 to $8.67 and $8.67 to $32.69, per share, respectively.

     (2) From January 1, 1998 to December 31, 1998, the Company issued and sold an aggregate of 1,338,998 shares of Class A Common Stock to its employees, directors and consultants upon exercise of stock options granted pursuant to its 1996 Stock Plan at exercise prices ranging from $.10 to $8.00 per share for an aggregate consideration of approximately $869,590.

     (3) In May 1998, CitySearch issued and sold an aggregate of 1,000,000 shares of its Series E Preferred Stock (or 987,500 shares of Class A Common Stock pursuant to the conversion of all of the outstanding shares of Series A, Series B, Series C, Series D and Series E convertible preferred stock of City Search, which became effective immediately prior to the consummation of the Merger (the "Conversion") and the reclassification of all outstanding shares of CitySearch Common Stock into Class A Common Stock, which became effective on September 28, 1998 (the "Reclassification")) for an aggregate cash consideration of approximately $7.0 million. The shares were issued to USAi and American Express.

     (4) In June 1998, CitySearch issued an aggregate of 63,644 shares of Series B Preferred Stock (or 63,644 shares of Class A Common Stock pursuant to the Reclassification) at $7.00 per share as additional consideration for the acquisition of Metrobeat. The shares were issued to the following shareholders of Metrobeat: Mark Davies and Joshua White.

     (5) In September 1998, CitySearch issued an aggregate of 37,238,000 shares of CitySearch Common Stock (or 37,238,000 shares of Class A Common Stock pursuant to the Reclassification) as consideration for the acquisition of Ticketmaster Multimedia Holdings, Inc. The shares were issued to Ticketmaster Corp.

     (6) In September 1998, pursuant to the Reclassification, each issued and outstanding share of CitySearch Common Stock, or 62,486,478 shares, was reclassified into one share of Class A Common Stock of the Company for no consideration.

     (7) In December 1998, the Company issued an aggregate of 7,955 shares of Class A Common Stock at $14.00 per share as additional consideration for the Metrobeat acquisition. The shares were issued to the following shareholders of
Metrobeat: Mark Davies and Joshua White.

     The sales of the securities described in Items (1) and (2) were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as amended (the "Securities Act") as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The sale of the securities described in Items (3) through (5) and (7) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about CitySearch or had access, through employment or other relationships, to such information. The sale of securities in Item (6) was deemed to be exempt from registration under the Securities Act in reliance on Section 3(a)(9) of the Securities

Act as an exchange by the issuer with its existing security holders where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data below as of December 31, 1998 and the eleven months ended December 31, 1998 are derived from the audited financial statements of Ticketmaster Online CitySearch, Inc. The selected financial data presented below at January 31, 1998 and 1997 and for each of the two years in the period ended January 31, 1998, are derived from audited Financial Statements of Ticketmaster Online as the predecessor entity. The balance sheet data as of January 31, 1996 are derived from unaudited financial statements of Ticketmaster Online that are not included herein. The selected Ticketmaster Online
CitySearch financial data set forth below are qualified in their entirety by, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of Ticketmaster Online CitySearch and Notes thereto included elsewhere in this report.

                                                                   Eleven Months
                                                                       Ended            Year Ended January 31,
                                                                    December 31,    ------------------------------
                                                                      1998(1)         1998      1997(2)     1996(2)
                                                                   -------------    -------     -------     -------
                                                                      (In Thousands, Except Per Share Data)
Statement of Operations Data:
  Revenues:
    Ticketing operations........................................      $ 15,743      $ 5,972     $   199     $    --
    Sponsorship and advertising.................................         6,754        3,933         997          14
    City guide and related......................................         5,376           --          --          --
                                                                      --------      -------     -------     -------
      Total revenues............................................        27,873        9,905       1,196          14
  Costs and expenses:
    Ticketing operations........................................         9,842        3,522         635          --
    City guide and related......................................         4,021           --          --          --
    Sales and marketing.........................................         6,834          490         290          --
    Research and development....................................         1,728           --          --          --
    General and administrative..................................         3,495        1,719       1,260         548
    Amortization of goodwill....................................        16,275           --          --          --
                                                                      --------      -------     -------     -------
      Total costs and expenses..................................        42,195        5,731       2,185         548
                                                                      --------      -------     -------     -------
  Income (loss) from operations..................................      (14,322)       4,174        (989)       (534)
  Interest income, net...........................................           54           --          --          --
                                                                      --------      -------     -------     -------
  Income (loss) before income taxes..............................      (14,268)       4,174        (989)       (534)
  Income tax provision (benefit).................................        2,951        1,827        (374)       (204)
                                                                      --------      -------     -------     -------
  Net income (loss)..............................................     $(17,219)     $ 2,347     $  (615)    $  (330)
                                                                      ========      =======     =======     =======
  Basic and diluted net income (loss)
  per equivalent share (3).......................................     $  (0.38)     $  0.06     $ (0.02)    $ (0.01)
                                                                      ========      =======     =======     =======
  Number of shares used to compute basic and diluted
  net income (loss) per equivalent share (3).....................       45,201       37,238      37,238      37,238
                                                                      ========      =======     =======     =======

                                                                                             January 31,
                                                                         December 31,   ----------------------
                                                                           1998 (4)      1998    1997    1996
                                                                         ------------   ------  ------  ------
                                                                                   (In Thousands)
Balance Sheet Data:
 Cash and cash equivalents.............................................     $106,910    $  --   $   3   $  --
 Working capital (deficit) (4).........................................       99,571     (100)    218      223
 Total assets (5)......................................................      416,725      688     554      354
 Stockholders' equity (deficit)........................................      403,588      289     489      354

---------------------------
(1) Includes the operating results of CitySearch from September 29, 1998 to December 31, 1998 as a result of the Merger. The eleven month period reflects the Company's change in year end to December 31 from January 31. Comparable amounts for the prior period are not presented because as a result of the Merger and continuing growth of the Company such presentation would not be considered meaningful.
(2) Ticketmaster Online did not incur costs or expenses until June 1995 and commenced selling live event tickets and merchandise online in November 1996.

(3) Basic and diluted net income (loss) per equivalent share is based on the number of shares of CitySearch Common Stock exchanged in the Merger for all January 31 ended periods presented, and for the eleven months ended December 31, 1998 includes the outstanding Class A and Class B Common Stock for period subsequent to the Merger in the calculation of average shares.
(4) The balance sheet data at December 31, 1998 represents the consolidated assets and liabilities of Ticketmaster Online and CitySearch as a result of the Merger.
(5) Total assets at December 31, 1998 reflect $299.6 million of goodwill, net of accumulated amortization of $16.3 million resulting from the Merger and USAi's acquisition of all of the outstanding equity of Ticketmaster Group in June 1998 (the "Ticketmaster Transaction") and USAi's acquisition of 1,997,502 shares of Class A Common Stock of CitySearch from holders of such Class A Common Stock for $17.2 million (the "Tender Offer") pursuant to the terms of the Merger Agreement on November 3, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the audited Consolidated Financial Statements of the Company and the related Notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth below and elsewhere in this report.

Overview

     The Company has combined CitySearch and Ticketmaster Online to create a leading provider of local city guides, local advertising and live event ticketing on the Internet. The Company is integrating its local CitySearch city guides with its Ticketmaster Online live events ticketing and merchandise distribution capabilities to offer online ticketing, merchandise, electronic coupons and other transactions to a broader audience of consumers. CitySearch was founded in September 1995 and Ticketmaster Online launched its online ticketing services in November 1996 as a wholly-owned subsidiary of Ticketmaster Corp. On September 28, 1998, pursuant to the Merger, a wholly-owned subsidiary of CitySearch merged into Ticketmaster Online, with Ticketmaster Online continuing as the surviving corporation and as a wholly-owned subsidiary of CitySearch. The Merger was accounted for using the "reverse purchase" method of accounting pursuant to which Ticketmaster Online was treated as the acquiring entity for accounting purposes.

     The Company derives revenues from three sources: online ticketing, sales of sponsorships and advertising and City guide services. The Company views its business as being in one segment. Integration of the ticketing and City guide business models is ongoing.

     Ticketing operations revenues are primarily comprised of convenience charges that are charged on a per ticket purchased basis and shipping and handling fees which are collected on a per order basis. The sale of tickets for an event often begins several months prior to the scheduled date of the event. Ticket operations revenue is recognized when the ticket is sold. If credit card chargeback or refund activity is likely to occur with respect to an event, for example, due to the cancellation of such event, an allowance is established for potential convenience charge refunds. Merchandise sale revenues are recognized when the products are sold.

     Under the Ticketmaster License Agreement, subject to certain limitations, Ticketmaster Corp. has granted (a) the Company an exclusive, perpetual, irrevocable, worldwide license to use the Ticketmaster trademark and (b) certain Ticketmaster Corp. databases to sell live event tickets online for Ticketmaster Corp.'s clients. In addition, Ticketmaster Corp. has authorized the Company to be Ticketmaster Corp.'s exclusive, perpetual, worldwide agent for such online ticket sales. The Ticketmaster License Agreement further provides that Ticketmaster Corp. may use and permit others to use the Ticketmaster trademark in connection with the online promotion of ticket sales.

     Ticketmaster Corp. retains the rights to sell tickets by non-online means and to use the Ticketmaster trademark in connection with such sales. The Ticketmaster License Agreement defines such non-online means to include (1) by telephone; (2) by other voice-to-voice means or voice-to-voice recognition unit systems; (3) by non-interactive broadcast, cable and satellite television; and
(4) by kiosks and retail ticket outlets. Client venues retain the rights to sell tickets at their box offices or as otherwise provided in client venue agreements with Ticketmaster Corp.

     Ticketmaster Corp. is the contracting party with client venues, promoters and sports franchises, providing ticket inventory management, consumer information and related data for all ticketing transactions. Ticketmaster Corp. provides this information to the Company for processing of online ticket sales and provides all transaction processing and fulfillment services for online live event ticket sales. The Company is required under the Ticketmaster License Agreement to comply with the terms of Ticketmaster Corp.'s client agreements. The Company's rights, contained in the Ticketmaster License Agreement, are subject to the client agreements. The Ticketmaster License Agreement also generally restricts the Company from cooperating with, offering online links to, or entering into any agreements with venues, ticket sellers or sales agents for online sale of tickets.

     Under the Ticketmaster License Agreement, the Company pays Ticketmaster Corp. a royalty which is a percentage of the net profit it derives from online ticket sales. The Company also reimburses Ticketmaster Corp. for Ticketmaster Corp.'s direct expenses related to online ticket sales.

     Under the Ticketmaster License Agreement, the Company has also been granted the non-exclusive right to promote and sell online certain merchandise available through Ticketmaster Corp. Ticketmaster Corp. serves as the Company's exclusive fulfillment provider for the online sales of this merchandise. As long as Ticketmaster Corp.'s fees, terms and quality of service are no less favorable than those available to the Company from third parties, Ticketmaster Corp. or its affiliates will serve as the Company's exclusive fulfillment provider for the online sales of all other merchandise available through Ticketmaster Corp.

     Pursuant to its client agreements, Ticketmaster Corp. is generally granted the right to collect from ticket purchasers a per ticket convenience charge on all tickets sold other than at the box office and an additional per order handling charge on all tickets sold by Ticketmaster Corp. at other than remote sales outlets to partially offset the cost of fulfillment. The amount of the convenience charge is typically determined during the contract negotiation process, and varies based upon numerous factors, including the services to be rendered to the client, the amount and cost of equipment to be installed at the client's box office and the amount of advertising and/or promotional allowances to be provided, as well as the type of event and whether the ticket is purchased at a remote sales outlet, by telephone, through the Company's Web sites or otherwise.

     Sponsorship and advertising revenues are derived from local and national advertisers and are primarily recognized ratably over the term of the promotion. Ticketmaster Corp. may also solicit sponsorship and advertising for the Company's Web sites in a bundle with other sponsorship and advertising opportunities offered by Ticketmaster Corp.

     The Company has two primary means of providing its local city guides. In its owned and operated markets, the Company systematically produces the majority of its own content, hires and rapidly deploys a direct sales force to sell custom-built Web sites as well as related services to local and regional businesses and launches a presence in approximately six months. In other markets, the Company partners with a local media company that contracts with the Company to assist in developing, designing and launching a city guide. These partners license the Company's business and technology systems and provide royalty payments to the Company for revenues derived from operations. In partner-led markets, the Company's partners hire and train the local city guide staff and purchase all necessary third-party hardware and software. The Company's current owned and operated sites are Atlanta, Austin, Denver, Nashville, New York City, Portland, Raleigh-Durham-Chapel Hill, Salt Lake City/Utah and the San Francisco Bay Area, and current partner-led markets include Baltimore, Dallas, Los Angeles, San Diego, Washington D.C., Canberra, Copenhagen, Melbourne, Stockholm, Sydney and Toronto.

     In its owned and operated city guide markets, the Company derives its revenues primarily from subscription fees resulting from the creation, hosting and maintenance of local business Web sites. Business customers typically enter into one-year agreements that automatically convert to month-to-month contracts upon expiration. The Company recognizes revenue from sales of local business Web sites on a monthly basis over the term of each contract as services are rendered. The average monthly revenue from new businesses signed up in its owned and operated markets in December 1996 was approximately $50 per customer and in December 1998 was approximately $219 per customer. To a lesser extent, the Company derives city guide revenue from barter agreements with television, radio and media alliances. With barter agreements, the Company receives television and radio broadcast advertising in exchange for Web site design, hosting and maintenance. Barter revenue and expense are recognized monthly over the term of each contract. For each barter agreement, revenue and expense are equal and are recognized at a rate based on the estimated cost of the specific services provided by the Company.

     In partner-led markets, the Company derives licensing and royalty revenues from the licensing of the Company's technology and business systems, consulting services and from providing back office and hosting services. Royalty, consulting and technology customization revenues have not been significant to date, but are expected to increase as a percentage of revenues as partner-led markets mature and as more partner-led market sites are launched. Licensing revenue under license agreements is recognized over the term of the license agreement or the period over which the relevant services are delivered for use of the Company's business and technology systems. Royalty revenue is recognized as earned and is typically a percentage of partner-led market revenues from Web site subscriptions, banners, advertisements, sponsorships, and other ancillary offerings. Additionally, the Company derives revenue from providing back office services, including business Web site design, hosting, customer service and billing, to certain of its partners. See Note 1 of Notes to Consolidated Financial Statements of the Company.

Operating Losses

     The Company incurred a net loss of $17.2 million for the eleven months ended December 31, 1998, earned net income of $2.3 million for the year ended January 31, 1998 and incurred net losses of $615,000 the year ended January 31, 1997. At December 31, 1998, the Company had a retained deficit of $16.0 million.

Goodwill

     The Merger and the Tender Offer resulted in $160.6 million of goodwill that will be amortized over five years and intangibles related to the Non-Competition Agreements of $500,000, which is being amortized over 2.5 years. The Company recorded an allocation of goodwill of $154.8 million, which is being amortized over ten years, resulting from the acquisition of Ticketmaster Group by USAi.

Results of Operations

     Ticketing Operations Revenues. Ticketing operations revenues were $15.7 million, $6.0 million and $199,000 for the eleven months ended December 31, 1998 and for the fiscal years ended January 31, 1998 and 1997, respectively. The increase for the eleven months ended December 31, 1998 over the year ended January 31, 1998 (the difference of one month's operations is not considered to materially affect the comparison of the two periods) is primarily attributable to a significant increase in the number of tickets sold (from 1,062,000 to 2,860,000 tickets), and a 7.7% increase in average convenience charge revenue per ticket (from $5.06 to $5.45).

     Sponsorship and advertising revenues. Sponsorship and advertising revenues were $6.8 million, $3.9 million and $1.0 million for the eleven months ended December 31, 1998 and fiscal years ended January 31, 1998 and 1997, respectively. The increases are primarily attributable to an increase in sponsorship and promotion activity with strategic marketing partners. In the eleven months ended December 31, 1998, $3.0 million is attributable to one promotional agreement.

     City Guide and Related Revenue. City guide and related revenues were $5.4 million for the eleven months ended December 31, 1998 representing the CitySearch city guide and related revenue for the three months subsequent to the Merger.

     Ticketing Operations Expenses. Ticketing operations expenses consist primarily of expenses associated with ticket fulfillment, Web site design and layout, service and network infrastructure maintenance and data communications. Ticketing operating expenses were $9.8 million, $3.5 million and $635,000 for the eleven months ended December 31, 1998 and for the fiscal years ended January 31, 1998 and 1997, respectively. Ticketing operations expenses are primarily variable in nature and have increased during the periods presented in conjunction with the increase in ticketing operations revenue and will continue to increase in future periods to the extent ticketing operations revenues increase during such periods. In addition, the Company expects that ticketing operations expenses will increase as a percentage of ticketing revenues as a result of expenses associated with the Ticketmaster License Agreement.

     City Guide and Related Expenses. City guide and related expenses consist primarily of the expenses associated with the design, layout, photography, customer service and editorial resources used in the production and maintenance of business Web sites and editorial content, network infrastructure maintenance and the costs of consulting services in partner-led markets. City guide and related expenses are expended as incurred. City guide and related expense was $4.0 million for the eleven months ended December 31, 1998 representing the CitySearch city guide and related expenses for the three months subsequent to the Merger. City guide and related expenses are primarily variable in nature and will continue to increase in future periods to the extent City guide and related revenues increase during such periods.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of costs related to the compensation of sales and marketing personnel, advertising and travel. Sales and marketing expenses were $6.8 million, $490,000 and $290,000 for the eleven months ended December 31, 1998 and the fiscal years ended January 31, 1998 and 1997, respectively. The increase for the eleven months ended December 31, 1998 as compared to the fiscal year ended January 31, 1998 is due primarily to the sales and marketing costs of CitySearch for the three months subsequent to the Merger amounting to $5.8 million and increased salary related costs and operating support costs associated with the growth in sales and marketing activities. The Company expects that sales and marketing expenses will increase in absolute dollars.

     Research and Development Expenses. Research and development expenses include the costs to develop, test and upgrade the Company's online service and the enterprise management systems. These costs consist primarily of salaries for product development personnel, contract labor expense, consulting fees, software licenses, hardware costs and recruiting fees. Research and development expenses were $1.7 million for the eleven months ended December 31, 1998 which represents the research and development cost of CitySearch for the three months subsequent to the Merger. The Company believes that timely deployment of new and enhanced products and technology is critical to attaining its strategic objectives and to remaining competitive. Accordingly, the Company intends to continue recruiting and hiring experienced research and development personnel and making other investments in research and development. As such, the Company expects that research and development expenditures will increase in absolute dollars in future periods. The Company has expensed research and development costs as incurred.

     General and Administrative Expenses. General and administrative expenses consist primarily of administrative and executive personnel costs. General and administrative expenses were $3.5 million, $1.7 million and $1.3 million for the eleven months ended December 31, 1998 and fiscal years ended January 31, 1998 and 1997, respectively. The substantial increase for the eleven months ended December 31, 1998 was due primarily to general and administrative expenses for CitySearch for the three months subsequent to the Merger amounting to $1.7 million. The Company expects that the general and administrative expenses will increase in absolute dollars.

     Interest Income, Net. Net interest income consists primarily of interest earned on the Company's cash and cash equivalents, less interest expense on capital lease obligations. The Company had net interest income of $54,000 for the eleven months ended December 31, 1998. Included in net interest income is interest expense of $710,000 on the Convertible Note. The Company invests its cash balances in short-term investment grade, interest-bearing securities.

     Income Taxes. The provision (benefit) for income taxes was $2.9 million, $1.8 million and $(374,000) for the eleven months ended December 31, 1998 and fiscal years ended January 31, 1998 and 1997, respectively. The provision for income taxes for the eleven months ended December 31, 1998 primarily consists of the provision recorded by Ticketmaster Online prior to the Merger. The Company's effective tax rate differs from the statutory federal income tax rate, primarily as a result of state income taxes and operating losses not benefitted. Tax benefits were recorded for the year ended January 31, 1997 as there was no valuation allowance recognized against the deferred tax asset on a stand-alone basis for that year. The Company expects that any taxable income for 1998 and 1999 will be offset by the expected future net operating losses of CitySearch, resulting in a nominal tax provision on a combined basis subsequent to the Merger. However, net operating loss carryforwards of CitySearch will not be available to further offset taxable income of the Company.

Liquidity and Capital Resources

     Prior to the Merger, the Company's primary sources of liquidity were cash from operations and funding from Ticketmaster Corp. Consistent with the cash management policies of Ticketmaster Corp., the Company did not maintain any cash balances prior to the date of the Merger (September 28, 1998).

     Net cash used in operating activities was $438,000 for the eleven months ended December 31, 1998 and net cash provided from operating activities was $2.9 million for the fiscal year ended January 31, 1998, while net cash used in operating activities was $556,000 for the year ended January 31, 1997.

     Net cash used in investing activities was $1.1 million for the eleven months ended December 31, 1998, and was $250,000 and $189,000 for the fiscal years ended January 31, 1998 and January 31, 1997, respectively. Net cash used in investing activities in these periods consisted primarily of capital expenditures for computers, software, equipment and leasehold improvements. Net cash provided in financing activities was $50.6 million for the eleven months ended December 31, 1998, attributable to the Company's initial public offering and repayment of the Convertible Note. Net cash used in financing activities was $2.7 million for the fiscal year ended January 31, 1998, attributable to repayments to Ticketmaster Corp. for prior financing provided to the Company and distributions to Ticketmaster Corp. Net cash provided by financing activities was $748,000 for the fiscal year ended January 31, 1997, attributable to intercompany funding from Ticketmaster Corp.

     At December 31, 1998, the Company's cash and cash equivalents were $106.9 million. Existing cash and cash equivalents will be sufficient to meet its working capital and capital expenditures requirements for at least the next 12 months. Thereafter, the Company may be required to raise additional funds. No assurance can be given that the Company will not be required to raise additional financing prior to such time. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to the Company or its stockholders. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Year 2000

     The widespread use of computer programs that rely on two-digit dates to perform computation and decision-making functions may cause computer systems, including systems and software used by the Company and its Web services, to malfunction prior to or in the Year 2000 and lead to significant business delays and disruptions in the Company's business and operations in the United States and internationally. The Company has developed a plan to minimize the impact of this Year 2000 problem. Pursuant to such plan, the Company has established a Year 2000 Committee consisting of senior managers from relevant functional areas. The Year 2000 Committee has reviewed all areas of the Company's business and operations that may be affected and has assigned responsibility for each area to individuals knowledgeable about their respective areas. The Year 2000 Committee has made these individuals responsible for the initial assessment of risk and initial estimate of hardware cost, software cost and time required to achieve compliance. The Company concluded its initial assessment in the fourth quarter of 1998 and is commencing implementation of remediation necessary to achieve compliance. Remediation will continue in 1999. The Company estimates that the dollar cost of Year 2000 compliance is approximately $200,000. However, the Company has not yet completed its comprehensive assessment of remediation costs and actual costs could materially differ.

     Several systems provided by third parties are required for the operation of the Company's services, any of which may contain software code that is not Year 2000 compliant. These systems include server software used to operate the Company's network servers, software controlling routers, switches and other components of the Company's data network, disk management software used to control the Company's data disk arrays, firewall, security, monitoring and back-up software used by the Company, as well as desktop PC applications software. In most cases, the Company employs widely available software applications and other products from leading third party vendors, and expects that such vendors will provide any required upgrades or modifications in a timely fashion. However, any failure of third party suppliers to provide Year 2000 compliant versions of the products used by the Company could result in a temporary disruption of the Company's services or otherwise disrupt the Company's operations. In addition, the Company's partners may operate their city guide sites in proximity to other applications that may not be Year 2000 compliant. While the Company intends to assign an individual to coordinate each partner's compliance efforts to ensure uninterrupted operations, the Company has limited ability to influence decisions by its partners. Non-compliant systems that adjoin partners' city guide applications could result in interruption or disruption of the city guide service, which in turn could reduce royalties or other amounts due to the Company. There can be no assurance that the Company, its third party suppliers or its partners will be Year 2000 compliant at the end of the millennium. Failure to achieve compliance could result in complete failure or inaccessibility of the Company's or its partners' services, and could adversely affect the Company's business, financial condition and results of operations.

     Year 2000 compliance problems could also undermine the general infrastructure necessary to support the Company's operations. For instance, the Company depends on third party Internet service providers for connectivity to the Internet. Any interruption of service from the Company's Internet service providers could result in a temporary interruption of the Company's services. Moreover, the effects of Year 2000 compliance deficiencies on the integrity and stability of the Internet are difficult to predict. A significant disruption in the ability of businesses and consumers to reliably access the Internet or portions of it would have an adverse effect on demand for the Company's services and adversely impact the Company's business, financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

          Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements, with notes thereto and the report of Ernst & Young LLP, the Company's independent auditors, are set forth as indicated in Item 14.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers and directors of the Company:

Name                                           Age      Position
------------------------------------------   -------    --------------------------------------------------------------
Alan Citron...............................      40      Chairman of the Board
Charles Conn..............................      37      Chief Executive Officer and Director
Thomas Layton.............................      36      President and Treasurer
David Hagan...............................      38      Chief Operating Officer
Robert Perkins............................      44      Executive Vice President, Ticketing and Electronic Commerce
Douglas McPherson.........................      37      Chief Legal Officer and Vice President, Business Development
Bradley Ramberg...........................      35      Chief Financial Officer, Vice President, Finance and
                                                        Administration and Secretary
Barry Baker...............................      46      Director
Terry Barnes..............................      47      Director
Eugene L. Cobuzzi.........................      42      Director
Stuart W. DePina..........................      38      Director
Barry Diller..............................      57      Director
Joseph Gleberman..........................      41      Director
William Gross.............................      40      Director
Victor A. Kaufman.........................      55      Director
Robert Kavner(1)..........................      55      Director
William D. Savoy(1)(2)....................      34      Director
Alan Spoon................................      47      Director
Thomas Unterman(2)........................      54      Director

------------------
(1) Member of the Compensation Committee
(2) Member of the Audit Committee

     Mr. Citron has served as Chairman of the Board of the Company since September 1998 and the President of USA Interactive, a division of USAi, since July 1998. From June 1997 until July 1998, Mr. Citron served as the President and Chief Operating Officer of Ticketmaster Online. From January 1995 until June 1997, Mr. Citron served as Senior Vice President--New Media of Ticketmaster Corp. From January 1991 until January 1995, Mr. Citron was employed by the Los Angeles Times, a division of The Times Mirror Company, as a reporter and business writer and, commencing in 1992, as an assistant business editor in charge of entertainment.

     Mr. Conn has served as a director of the Company since March 1999, as Chief Executive Officer since September 1998 and as Chief Executive Officer of CitySearch since he co-founded CitySearch in September 1995. Mr. Conn also served as President of CitySearch from September 1995 to October 1996 and served as a director from September 1995 until September 1998. From September 1990 to September 1995, he was a consultant at McKinsey & Company, where he was elected Partner. From September 1986 to September 1988, Mr. Conn worked with the Boston Consulting Group in Boston and Tokyo and in 1989 with Canon, Inc. Mr. Conn holds a B.A. from Boston University, a B.A. and M.A. from Oxford University, where he was a Rhodes Scholar, and an M.B.A. from Harvard Business School, where he was a Baker Scholar.

     Mr. Layton has served as President and Treasurer of the Company since September 1998. Prior to such time, he served as President of CitySearch since October 1996 and as Chief Operating Officer and Treasurer since November 1995. He served as a director of CitySearch from May 1996 to September 1998. He also served as Vice President, Sales and Marketing from November 1995 to October 1996. From May 1994 to November 1995, he was with Score Learning Corporation, a leading educational learning center, where he was promoted from Chief Financial Officer to President and Chief Operating Officer. From January 1989 to October 1992, Mr. Layton was Vice President and General Manager of the Western Region for Leasecomm, Inc., a national equipment leasing company, and was previously with the Boston Consulting Group. Mr. Layton holds a B.S. from the University of North Carolina at Chapel Hill and an M.B.A. from Stanford University.

     Mr. Hagan has served as Chief Operating Officer since January 1999. From April 1994 until December 1998, he served in a variety of senior management positions with Sprint Canada, a telecommunications company, most recently as Executive Vice President, Marketing, Sales and Service. While at Sprint Canada, Mr. Hagan also served as President, Consumer Services Group and as Vice President, Residential Services.

     Mr. Perkins has served as Executive Vice President, Ticketing and Electronic Commerce of the Company since September 1998. From 1982 until September 1998, he served in a variety of senior management positions with Ticketmaster Corp., most recently as Vice President of Ticketmaster Online. Prior to joining Ticketmaster Corp., Mr. Perkins worked in Venue Management and Sports Marketing, having directed ticketing for the 1987 Pan Am Games in Indianapolis, Indiana and serving as Venue Manager for the Olympic Ice Center at the 1980 Winter Olympics in Lake Placid, New York.

     Mr. McPherson has served as Chief Legal Officer and Vice President, Business Development since September 1998. From July 1996 until September 1998, he served as Chief Legal Officer and Vice President, Business Development of CitySearch. From November 1992 to July 1996, Mr. McPherson was with the law firm of Heller Ehrman White & McAuliffe, where he specialized in intellectual property law and general commercial litigation. From September 1991 to September 1992, he served as a law clerk for a federal district judge. From June 1986 to June 1988, he served as Assistant to the Vice President at The Rockefeller Foundation in New York City. He holds a B.A. from the University of North Carolina at Chapel Hill, an M.A. from the University of California, Berkeley and a J.D. from Stanford Law School.

     Mr. Ramberg has served as the Chief Financial Officer, Vice President, Finance and Administration and Secretary of the Company since September 1998. From April 1996 when he joined CitySearch until September 1998, he served as Chief Financial Officer and Vice President, Finance and Administration of CitySearch and also served as Secretary of CitySearch since February 1998. From January 1994 to April 1996, he was Vice President of Finance and Operations at the Fresh Gourmet Company, a joint venture between CPC International Inc. and Prepco. From December 1992 to January 1994, he was Vice President, Operations and Finance at Pro-Towel, a start-up consumer products venture. He holds an A.B. from Brown University and an M.B.A. from Harvard Business School.

     Mr. Baker has served as a director of the Company since March 1999. Mr. Baker has been President and Chief Operating Officer of USAi and USANi LLC since February 1999. Mr. Baker was Executive Vice President of Sinclair Broadcast Group, Inc. and served as Chief Executive Officer designate and as a director of Sinclair Communications, Inc. from June 1996 through February 1999. From 1989 through May 1996, he was also Chief Executive Officer of River City Broadcasting, L.P., which was aquired by Sinclair Broadcasting.

     Mr. Barnes has served as a director of the Company since September 1998 and as the President and Chief Executive Officer of Ticketmaster Corp. since June 1998. From September 1995 until June 1998, Mr. Barnes was the President and Chief Operating Officer of TM Ticketing Co. From January 1991 until September 1995, Mr. Barnes was Vice President and General Manager of numerous subsidiaries of Ticketmaster Corp. in the Midwest.

     Mr. Cobuzzi has served as a director of the Company since September 1998 and as the Chief Operating Officer of Ticketmaster Corp. since June 1998. From February 1997 until June 1998, Mr. Cobuzzi was the Senior Vice President of Operations for Ticketmaster Corp. From September 1995 until February 1997, Mr. Cobuzzi served as an Executive Vice President of TM Ticketing Co. From January 1991 until September 1995, Mr. Cobuzzi served as an officer of numerous subsidiaries of Ticketmaster Corp. in the Northeast. Mr. Cobuzzi, a CPA, began his career at Ticketmaster Corp. as Controller in August 1985.

     Mr. DePina has served as a director of the Company since September 1998 and as the Chief Financial Officer of Ticketmaster Corp. since June 1998. From November 1995 until June 1998, Mr. DePina was the Vice President--Finance and Treasurer of Ticketmaster Group. From August 1984 to November 1995, Mr.

DePina was employed by the public accounting firm of KPMG Peat Marwick LLP serving in various capacities including, most recently, as a partner.

     Mr. Diller has served as a director of the Company since September 1998 and served as a director of CitySearch from December 1997 until September 1998. Mr. Diller has been a director and Chairman of the Board and Chief Executive Officer of USAi since August 1995. He was Chairman of the Board and Chief Executive Officer of QVC, Inc., from December 1992 through December 1994. From 1984 to 1992, Mr. Diller served as the Chairman of the Board and Chief Executive Officer of Fox, Inc. Prior to joining Fox, Inc., Mr. Diller served for ten years as Chairman of the Board and Chief Executive Officer of Paramount Pictures Corporation. Mr. Diller is also a director of The Seagram Company Ltd. He also serves on the Board of the Museum of Television and Radio and is a member of the Board of Councilors for the University of Southern California's School of Cinema-Television. Mr. Diller also serves on the Board of Directors of AIDS Project Los Angeles, the Executive Board for the Medical Sciences of the University of California, Los Angeles and the Board of the Children's Advocacy Center of Manhattan.

     Mr. Gleberman has served as a director of CitySearch since May 1996 and of the Company since September 1998. He is a Managing Director in the Principal Investment Area of Goldman, Sachs & Co., an investment banking firm, a position which he has held since November 1996. He joined Goldman, Sachs & Co. in 1982 and has served as a partner from November 1990 to November 1996. Mr. Gleberman also serves as a director of Applied Analytical Industries, Inc., Biofield Corp. and Dade International, Inc.

     Mr. Gross has served as a director of CitySearch since he co-founded it in September 1995 and of the Company since September 1998. Since March 1996, Mr. Gross has been Chairman of the Board, Chief Executive Officer and President of bill gross' idealab!, a corporation which generates ideas for and creates new companies. In 1991, he founded Knowledge Adventure Inc., a corporation which developed educational software for children, and served as its Chairman from June 1991 to January 1997. He was a developer at Lotus Development Corporation from 1986 to 1991. Prior to joining Lotus Development Corporation, Mr. Gross founded, in 1980, GNP Loudspeaker, Inc. to manufacture and sell his patented designs. In 1995, Mr. Gross was elected to the Board of Trustees of California Institute of Technology as the first Young Alumni Trustee.

     Mr. Kaufman has served as a director of the Company since September 1998. Mr. Kaufman has also served as a director of USAi since December 1996. Mr. Kaufman has served in the Office of the Chairman of USAi since January 1997 and as its Chief Financial Officer since November 1997. Prior to that time, he served as Chairman and Chief Executive Officer of Savoy Pictures Entertainment, Inc. ("Savoy") from March 1992 through December 1996 and as a director of Savoy from February 1992 through December 1996. Mr. Kaufman was the founding Chairman and Chief Executive Officer of Tri-Star Pictures, Inc. ("Tri-Star") from 1983 until December 1987, at which time he became President and Chief Executive Officer of Tri-Star's successor company, Columbia Pictures Entertainment, Inc. ("Columbia"). He resigned from these positions at the end of 1989 following the acquisition of Columbia by Sony USA, Inc. Mr. Kaufman joined Columbia in 1974 and served in a variety of senior positions at Columbia and its affiliates prior to the founding of Tri-Star.

     Mr. Kavner has served as a director of CitySearch since December 1995, including as Chairman of the Board from March 1996 to September 1998 and as a director of the Company since September 1998. Since December 1998, Mr. Kavner has served as General Partner of bill gross' idealab!, and as a consultant to On Command Corporation, a provider of hotel in-room entertainment and movies. From September 1996 to December 1998, Mr. Kavner served as the Chief Executive Officer, President and a director of On Command Corporation and was a consultant in the area of Internet services and content, interactive entertainment and telecommunications from September 1995 to August 1996. From June 1994 to September 1995, Mr. Kavner was the head of Creative Artists Agency's business advisory group. From 1984 to 1994, Mr. Kavner held a number of senior executive positions with AT&T, Inc. He also serves as a director of Fleet Financial Group and Earthlink Networks, Inc.

     Mr. Savoy has served as a director of the Company since September 1998. Since 1990, Mr. Savoy has served as Vice President of Vulcan Ventures, Incorporated, a venture capital fund. From 1987 until November 1990, Mr. Savoy was employed by Layered, Inc., and became its President in 1988. Currently, Mr. Savoy serves as President of Vulcan Northwest, Inc. Mr. Savoy also serves on the Advisory Board of Dream Works SKG. Mr. Savoy serves as a director of Cnet, Inc., Harbinger Corporation, Metricom, Inc., Telescan, Inc., United States Satellite Broadcasting, Inc. and, since July 1997, has served as a director of USAi.

     Mr. Spoon has served as a director of CitySearch since December 1997 and as a director of the Company since September 1998. Mr. Spoon has been President of The Washington Post Company since September 1993 and Chief Operating Officer and a director since May 1991. Prior to that, Mr. Spoon held a wide variety of positions at The Washington Post Company, including President of Newsweek from September 1989 to May 1991. He is also a director of American Management Systems, Inc. and Human Genome Sciences, Inc.

     Mr. Unterman has served as a director of CitySearch since June 1997 and as a director of the Company since September 1998. Since March 1998, he has served as Executive Vice President and Chief Financial Officer and from August 1995 to March 1998, he served as Senior Vice President and Chief Financial Officer of The Times Mirror Company. From February 1995 to August 1995, Mr. Unterman was a Senior Vice President and General Counsel and, from September 1992 to February 1995, was Vice President and General Counsel of The Times Mirror Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on the Company's review of copies of reports on Forms 3, 4 and 5 (and amendments thereto) furnished to it or written representations from reporting persons, the Company believes that, during the 1998 fiscal year, all filing requirements pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to its officers, directors and beneficial owners of more than ten percent of its securities were complied with, except that Goldman Sachs Group LP and American Express Travel Related Services Company, Inc. failed to timely file a Form 3 during that period.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning the compensation awarded to, earned by or paid for services rendered during the year ended December 31, 1998 by the Company's Chief Executive Officer and the two executive officers who earned in excess of $100,000 in compensation during such year (the "Named Executive Officers").

Summary Compensation Table

                                                                                               Long-Term Compensation
                                                                                               ----------------------
                                                                                                       Awards
                                                                                               ----------------------
                                                                                                   Ticketmaster
                                                                        Annual                   Online-CitySearch
                                                                     Compensation                    Securities
                                                            --------------------------------
                                                                                Other Annual    Underlying Options
Name and Principal Position                                  Salary     Bonus   Compensation           (#) (1)
---------------------------------------------------------   --------   -------  ------------   ----------------------
Charles Conn
 Chief Executive Officer.................................   $119,750   $50,000     $  --                350,000
Thomas Layton
 President and Treasurer.................................    116,667    50,000        --                350,000
Robert Perkins
 Executive Vice President................................    164,167    40,000        --                 25,000

(1) Options to purchase 200,000, 200,000 and 25,000 shares of Class A Common Stock of the Company were granted to each of Messrs. Conn, Layton and Perkins, respectively, pursuant to the Company's 1996 Stock Plan. In addition, options to purchase 150,000 shares of Class B Common Stock of the Company were granted to each of Messrs. Conn and Layton pursuant to the Company's 1998 Stock Plan.

Option Grants in 1998

     The following table sets forth certain information regarding option grants to each of the Named Executive Officers during the year ended December 31, 1998.

                                                   Percent of                                 Potential Realizable Value at
                                    Number of        Total                                    Assumed Annual Rates of Stock
                                    Securities      Options                                   Price Option Appreciation For
                                    Underlying      Granted to     Exercise                             Term (5)
                                     Options        Employees      Price Per   Expiration     ------------------------------
Name                                Granted (#)     in 1998 (3)    Share (4)      Date             5%              10%
--------------------------------    -----------    ------------   ----------   -----------    ------------    --------------
                                    200,000(1)         8.7%         $ 7.00       6/17/08       $16,843,620      $27,649,916
Charles Conn....................    150,000(2)        23.1%         $32.69      12/17/08         8,779,215       16,883,937
                                    200,000(1)         8.7%         $ 7.00       6/17/08        16,843,620       27,649,916
Thomas Layton...................    150,000(2)        23.1%         $32.69      12/17/08         8,779,215       16,883,937
Robert Perkins..................     25,000(1)         1.1%         $ 8.67      11/24/08         2,105,452        3,456,239

------------------------
(1) All options were granted under the 1996 Stock Plan and are exercisable for Class A Common Stock of the Company. As of December 31, 1998, 325,000 shares, 275,000 shares, and 1,041 shares subject to the options granted to Messrs. Conn, Layton and Perkins were vested, respectively.
(2) All options were granted under the 1998 Stock Plan and are exercisable for Class B Common Stock of the Company. No shares were vested as of December 31, 1998 for Messrs. Conn and Layton.

(3) Based on options to purchase 2,288,528 and 650,000 shares granted under the 1996 Stock Plan and the 1998 Stock Plan, respectively, to the Company's employees, including Messrs. Conn and Layton, during the year ended December 31, 1998 (excluding options to purchase 419,231 and 0 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, that were granted to employees and subsequently canceled during the fiscal year ended December 31, 1998).
(4) The exercise price per share of each option was equal to the fair market value of the underlying the Company's Common Stock on the date of grant as determined by the Company's Board of Directors.
(5) Potential gains are calculated based on the $56.00 closing price per share of Class B Common Stock on December 31, 1998 net of the respective exercise price but before taxes associated with the exercise. The 5% and 10% assumed annual rates of compounded stock appreciation are mandated by the rules of the Commission and do not represent the Company's estimate or projection of the future Class B Common Stock price. Actual gains, if any, on stock option exercises are dependent on the future market price of shares of Class B Common Stock, the future financial performance of the Company and overall market conditions.

Option Exercises and Fiscal Year-End Values

     The following table sets forth the number of shares acquired upon the exercise of stock options during the year ended December 31, 1998 and the number of shares covered by both exercisable and unexercisable stock options held by each of the Named Executive Officers at December 31, 1998.

                                                                  Number of Securities
                                                                 Underlying Unexercised         Value of Unexercised In-The-
                                                                 Options at Year-End (#)        Money Options at Year-End (3)
                              Acquired On       Value        -----------------------------     -----------------------------
Name                           Exercise        Realized      Exercisable     Unexercisable     Exercisable     Unexercisable
-------------------------    -------------    ---------      -----------     -------------     -----------     -------------
Charles Conn.............             --             --      325,000(1)               0        $16,550,000       $        0
                                                                     0          150,000(2)               0       $3,496,500
Thomas Layton............        250,000       $725,000      275,000(1)               0        $13,850,000       $        0
                                                                     0          150,000(2)               0       $3,496,500
Robert Perkins...........             --             --        1,041(1)          23,959        $    49,271       $1,133,979

-----------------------------
(1) Options shown were granted under the 1996 Stock Plan and are exercisable for Class A Common Stock.
(2) Options shown were granted under the 1998 Stock Plan and are exercisable for Class B Common Stock.
(3) Based on the December 31, 1998 closing price of $56.00 per share, less the exercise price.

Board Composition

     The Board of Directors of the Company is currently comprised of 14 directors, one of whom is an officer of the Company. Pursuant to the Restated Certificate of Incorporation of the Company, the number of directors of the Company will be fixed from time to time by resolution of the Board of Directors. All members of the Board of Directors are elected annually by the stockholders of the Company. Seven of the Company's current directors are directors, officers or employees of USAi or Ticketmaster Group .

     The Board of Directors has a Compensation Committee, comprised of Messrs. Kavner and Savoy, with Mr. Citron serving as an observer to such Committee. The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for officers and employees of the Company, including equity compensation for senior executives of the Company. In addition, the Board of Directors has an Audit Committee, comprised of Messrs. Savoy and Unterman with Mr. DePina serving as an observer, that reviews and monitors corporate financial reporting and audits of the Company, as well as any other accounting related matters.

Director Compensation

     The members of the Board of Directors are not currently compensated for their services to the Company other than for reimbursement of their expenses incurred in connection with such services. In March and April 1996, Mr. Kavner received options to purchase 50,000 shares, 10,000 shares and 81,681 shares of the Company's Class A Common Stock under the 1996 Stock Plan at an exercise price of $0.10 per share, $0.10 per share and $0.25 per share, respectively. Directors may receive discretionary stock option grants pursuant to the provisions of the 1998 Stock Plan.

Compensation Committee Interlocks and Insider Participation

     The Board of Directors has a Compensation Committee, comprised of Messrs. Kavner and Unterman, with Mr. Citron serving as an observer to such Committee. Neither of the members of the Compensation Committee is an officer or employee of the Company. No interlocking relationship exists between the Company's Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has such an interlocking relationship existed in the past.

     Between December 13, 1996 and October 22, 1997, CitySearch issued and sold an aggregate of 4,430,313 shares of Series D Preferred Stock (or 4,297,824 shares of Class A Common Stock pursuant to the Conversion and Reclassification) at a per share price of $6.5251. 766,272 shares (or 743,360 shares of Class A Common Stock pursuant to the Conversion and the Reclassification) were sold to The Times Mirror Company for an aggregate purchase price of approximately $5.0 million.

     In June 1997, CitySearch entered into a license and services agreement with the Los Angeles Times, a division of The Times Mirror Company. The agreement provides for the license of CitySearch's intellectual property and consulting services in exchange for an up-front license fee, ongoing royalties based on the revenues generated by the city guide developed by the parties and fees for consulting services. The agreement contains customary termination provisions for material breach or non-performance.

     In addition, in September 1997, Ticketmaster Online entered into an agreement with The Los Angeles Times, Inc. providing for Ticketmaster Online to create and maintain a co-branded Web site with ticketing capabilities and information on local live events. Under the agreement, Ticketmaster Online is required to pay The Los Angeles Times, Inc. 50% of net merchandising revenue from the co-branded Web site.

     Mr. Unterman, a director of the Company, is Executive Vice President and Chief Financial Officer of The Times Mirror Company.

Employment Agreements

     On May 9, 1996 and July 2, 1997, CitySearch entered into at-will employment agreements with each of Messrs. Conn and Layton, respectively. Pursuant to such employment agreements, in the event that Messrs. Conn's or Layton's, as the case may be, employment is terminated, he will be entitled to receive severance payments until the earlier of (i) such time as he is employed by a recognized company or (ii) six months after termination. Such severance payments will equal his full salary for the first three months after termination and half of his salary for the second three months after termination.

     On November 25, 1998, the Company entered into an employment agreement with Mr. Perkins. The term of the agreement is January 1, 1999 to December 31, 2000, unless earlier terminated in accordance with the agreement. Pursuant to the agreement, in the event the Company terminates Mr. Perkins for cause, he will be entitled to receive severance payments equal to his full base salary for the remainder of the term of the agreement.

     In addition, pursuant to stock option agreements between the Company and each of Messrs. Conn and Layton, the vesting of such stock options was accelerated and such stock options fully vested upon completion of the Merger. Moreover, in connection with the Merger, each of Messrs. Conn and Layton entered into the Non-Competition Agreements. See "Certain Relationships and Related Transactions--Acceleration of Stock Options" and "--Non-Competition Agreements."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

     The following tables set forth certain beneficial ownership information with respect to the Company and USAi, the majority owner of the Company.

Company Class B Common Stock

     The following table sets forth, as of December 31, 1998, certain information regarding the beneficial ownership of the Company's Class B Common Stock by (i) each person or entity who is known by the Company to own beneficially 5% or more of the Company's outstanding Class B Common Stock; (ii) each director of the Company; (iii) each of the Named Executive Officers; and
(iv) all directors and executive officers of the Company as a group.

                                                   Number of Shares       Percentage of Shares        Voting
Name and Address of Beneficial Owner (1)         Beneficially Owned (2)   Beneficially Owned (2)     Power (3)
---------------------------------------------   -----------------------   ----------------------   -------------
USA Networks, Inc............................           42,480,143                 83.9%                65.8%
  152 West 57th Street, 42nd Floor
  New York, NY 10019
Barry Diller(4)..............................           42,480,143                 83.9                 65.8
William Gross(5).............................            2,828,261                 25.7                  4.4
Alan Citron..................................                2,500                  *                    *
Terry Barnes.................................                2,500                  *                    *
Eugene L. Cobuzzi(6).........................                2,500                  *                    *
Stuart W. DePina(7)..........................                2,500                  *                    *
Joseph Gleberman(8)..........................            2,387,981                 22.6                  3.7
Victor A. Kaufman............................                2,000                  *                    *
Alan Spoon(9)................................              748,692                  8.4                  1.2
Thomas Unterman(10)..........................              750,413                  8.4                  1.2
Robert Kavner(11)............................              237,568                  2.8                  *
William D. Savoy.............................               10,000                  *                    *
Charles Conn(12).............................            1,536,249                 15.8                  2.4
Thomas Layton(13)............................              971,249                 10.6                  1.5
All executive officers and directors as a
group (19 persons)(14).......................           52,094,086                 86.4                 80.6

------------------
* Less than 1% of the total voting power of the Company's outstanding Class A Common Stock and Class B Common Stock.
(1) The address of Mr. Diller and Mr. Kaufman is: c/o USA Networks, Inc., 152 West 57th Street, 42nd Floor, New York, NY 10019. The address of each of the other named individuals is: c/o Ticketmaster Online-CitySearch, Inc., 790 E. Colorado Boulevard, Suite 200, Pasadena, CA 91101.
(2) Pursuant to the Company's Restated Certificate of Incorporation, shares of Class A Common Stock are convertible at any time into an equal number of shares of Class B Common Stock. The percentage of shares beneficially owned assumes the conversion of all shares of Class A Common Stock beneficially owned by such listed person, but does not assume the conversion of Class A Common Stock owned by any other person. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Amounts shown in the above table and the following notes include shares issuable upon exercise of stock options to purchase shares of Class A Common Stock which are exercisable within 60 days of December 31, 1998.
(3) Percent of total voting power is based on one vote for each share of Class B Common Stock and 15 votes for each share of Class A Common Stock, calculated assuming no conversion of the Class A Common Stock by any holder.
(4) Includes 42,480,143 shares of Class A Common Stock which are beneficially owned by USAi. Mr. Diller disclaims beneficial ownership of such shares.(5) Includes 472,562 shares of Class A Common Stock held by bill gross' idealab!. Mr. Gross disclaims beneficial ownership of the shares held by bill gross' idealab!.
(6) Includes 2,500 shares of Class B Common Stock held in custodial accounts for the benefit of Mr. Cobuzzi's minor children for which Mr. Cobuzzi serves as custodian.
(7) Includes 2,500 shares of Class B Common Stock which are held by the DePina Family Trust dated April 8, 1998.
(8) Includes 2,387,981 shares of Clas A Common Stock which are held by entities affiliated with The Goldman Sachs Group L.P. (the "GS Group"). Mr. Gleberman is a managing director of Goldman, Sachs & Co., the general partner of which is GS Group. Mr. Gleberman disclaims beneficial ownership of the shares owned by the GS Group, except to the extent of his pecuniary interest therein.
(9) Includes 748,692 shares of Class A Common Stock which are held by Washingtonpost.Newsweek Interactive Company. Mr. Spoon disclaims beneficial ownership of such shares.
(10) Includes 743,360 shares of Class A Common Stock which are held by The Times Mirror Company. Mr. Unterman disclaims beneficial ownership of such shares. Also includes 7,053 shares of Class A Common Stock which are held by The Thomas and Janet Unterman Living Trust dated 12/30/94.
(11) Includes 115,282 shares of Class A Common Stock and options to purchase 122,286 shares of Class A Common Stock exercisable by Mr. Kavner within 60 days of December 31, 1998.
(12) Includes 1,205,000 shares of Class A Common Stock, and options to purchase 325,000 shares of Class A Common Stock and 6,249 shares of Class B Common Stock exercisable by Mr. Conn within 60 days of December 31, 1998.
(13) Includes 690,000 shares of Class A Common Stock, and options to purchase 275,000 shares of Class A Common Stock and 6,249 shares of Class B Common Stock exercisable by Mr. Layton within 60 days of December 31, 1998.
(14) See notes (2) through (13).

Company Class A Common Stock

     The following table sets forth, as of December 31, 1998, certain information relating to the beneficial ownership of the Company's Class A Common Stock by (i) each person or entity who is known by the Company to beneficially own 5% or more of the Company's outstanding Class A Common Stock; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group.

                                                                      Beneficially      Percentage of
Name and Address of Beneficial Owner (1)                                Owned (2)         Class (2)
-----------------------------------------------------------------     ------------      --------------
USA Networks, Inc................................................      42,480,143            67.1%
 152 West 57th Street, 42nd Floor
 New York, NY 10019
Barry Diller(3)..................................................      42,480,143            67.1
William Gross(4).................................................       2,828,261             4.5
Alan Citron......................................................              --              --
Terry Barnes.....................................................              --              --
Eugene L. Cobuzzi................................................              --              --
Stuart W. DePina.................................................              --              --
Joseph Gleberman(5)..............................................       2,387,981             3.8
Victor A. Kaufman................................................              --              --
Alan Spoon(6)....................................................         748,692             1.2
Thomas Unterman(7)...............................................         750,413             1.2
Robert Kavner(8).................................................         237,568             *
William D. Savoy.................................................              --             --
Charles Conn(9)..................................................       1,530,000             2.4
Thomas Layton(10)................................................         965,000             1.5
All executive officers and directors as a group
   (19 persons)(11)..............................................      52,059,588            81.3

-----------------------
*   Less than 1% of the Company's outstanding Class A Common Stock.
(1) The address of Mr. Diller and Mr. Kaufman is: c/o USA Networks, Inc., 152 West 57th Street, 42nd Floor, New York, NY 10019. The address of each of the other named individuals is: c/o Ticketmaster Online-CitySearch, Inc., 790 E. Colorado Boulevard, Suite 200, Pasadena, CA 91101.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Class A Common Stock shown as beneficially owned by them. Percentage of class is based on 63,291,653 shares of Class A Common Stock outstanding as of December 31, 1998. Amounts shown in the above table and the following notes include shares issuable upon exercise of stock options to purchase shares of Class A Common Stock which are exercisable within 60 days of December 31, 1998. Shares of Class A Common Stock may be converted at any time into an equal number of shares of Class B Common Stock.
(3) Includes 42,480,143 shares of Class A Common Stock beneficially owned by USAi, as to which Mr. Diller disclaims beneficial ownership.
(4) Includes 472,562 shares of Class A Common Stock held by bill gross' idealab!. Mr. Gross disclaims beneficial ownership of the shares held by bill gross' idealab!.
(5) Includes 2,387,981 shares of Class A Common Stock held by entities affiliated with the GS Group. Mr. Gleberman is a managing director of Goldman, Sachs & Co., the general partner of which is GS Group. Mr. Gleberman disclaims beneficial ownership of the shares owned by the GS Group, except to the extent of his pecuniary interest therein.
(6) Includes 748,692 shares of Class A Common Stock held by Washingtonpost.Newsweek Interactive Company, as to which Mr. Spoon disclaims beneficial ownership.
(7) Includes 743,360 shares of Class A Common Stock held by The Times Mirror Company, as to which Mr. Unterman disclaims beneficial ownership, and 7,053 shares of Class A Common Stock held by The Thomas and Janet Unterman Living Trust dated 12/30/94.
(8) Includes 122,286 shares issuable upon exercise of stock options to purchase shares of Class A Common Stock which are exercisable by Mr. Kavner within 60 days of December 31, 1998.
(9) Includes 325,000 shares issuable upon exercise of stock options to purchase shares of Class A Common Stock which are exercisable by Mr. Conn within 60 days of December 31, 1998.

(10) Includes 275,000 shares issuable upon exercise of stock options to purchase shares of Class A Common Stock which are exercisable by Mr. Layton within 60 days of December 31, 1998.
(11) See notes (2) through (10).

USAI Common Stock

     The following table sets forth, as of December 31, 1998, information relating to the beneficial ownership of the USAi Common Stock by (i) each director of the Company; (ii) the Named Executive Officers of the Company; and
(iii) all executive officers and directors of the Company as a group.

                                                                                              Percentage of Total
Name and Address of Beneficial Owner (1)         Number of Shares    Percent of Class (2)       Voting Power (3)
---------------------------------------------    ----------------    --------------------     -------------------
Barry Diller(4)..............................       60,071,714              34.7%                     75.3%
William Gross................................               --               --                        --
Alan Citron(5)...............................           33,781               *                         **
Terry Barnes(5)..............................           50,000               *                         **
Eugene L. Cobuzzi(5).........................           64,452               *                         **
Stuart W. DePina(5)..........................           39,770               *                         **
Joseph Gleberman.............................               --               --                        --
Victor A. Kaufman(6).........................          495,000               *                         **
Alan Spoon...................................               --               --                        --
Thomas Unterman..............................               --               --                        --
Robert Kavner................................               --               --                        --
William D. Savoy(7)..........................           76,745               *                         **
Charles Conn.................................               --               --                        --
Thomas Layton................................               --               --                        --
All executive officers and directors as a
group (19 persons)(8)........................       60,880,503              35.1%                     75.4%

----------------------
*   Less than 1% of the outstanding USAi Common Stock.
** Less than 1% of the total voting power of the USAi Common Stock and the Class B common stock of USAi, par value $.01 per share ("USAi Class B Common Stock").
(1) The address of Mr. Diller and Mr. Kaufman is: c/o USAi Networks, Inc., 152 West 57th Street, 42nd Floor, New York, NY 10019. The address of each of the other named individuals is: c/o Ticketmaster Online-CitySearch, Inc., 790 E. Colorado Boulevard, Suite 200, Pasadena, CA 91101.
(2) The percentage of beneficial ownership listed assumes the conversion of any shares of USAi Class B Common Stock owned by such listed person, but does not assume the conversion of USAi Class B Common Stock owned by any other person. Beneficial ownership has been determined in accordance with the rules of the Commission. Shares of USAi Class B Common Stock are convertible at any time into an equal number of shares of USAi Common Stock.
(3) The percentage of votes for all classes is based on one vote for each share of USAi Common Stock and ten votes for each share of USAi Class B Common Stock (assuming no conversion of USAi Class B Common Stock).
(4) Liberty, a wholly-owned subsidiary of TCI, Universal, Seagram, USAi and Mr. Diller are parties to a stockholders agreement (the "Stockholders Agreement") pursuant to which Liberty and Mr. Diller have formed BDTV INC., BDTV II INC., BDTV III INC. and BDTV IV INC. (together the "BDTV Entities") which entities, as of December 31, 1998, held 4,000,000, 15,618,222,
     4,005,182 and 800,000 shares of USAi Class B Common Stock, respectively. Includes 6,715,000 shares of USAi Class B Common Stock, and 8,490,654 shares of USAi Common Stock as to which Mr. Diller has general voting power and which are otherwise beneficially owned by Seagram. Includes 378,322 shares of USAi Class B Common Stock, and 4,820,587 shares of USAi Common Stock as to which Mr. Diller has general voting power and which are otherwise beneficially owned by Liberty. Mr. Diller also owns through intermediate entities 1,029,954 shares of USAi Common Stock and vested options to purchase 14,153,771 shares of USAi Common Stock. Pursuant to the Stockholders Agreement, Mr. Diller generally has the right to vote all of the shares of USAi stock held by the BDTV Entities, Seagram and Liberty. These figures do not include any unissued shares of USAi Common Stock or USAi Class B Common Stock issuable upon exchange of the shares of Home Shopping Network, Inc. ("Home Shopping") held by Liberty HSN, Inc. ("Liberty HSN") and the shares of USANi LLC ("LLC Shares") beneficially owned by Liberty or Seagram.
(5)  Consists solely of vested options to purchase shares of USAi Common Stock.
(6) Consists of 160,000 shares of USAi Common Stock and vested options to purchase 335,000 shares of USAi Common Stock.
(7) Consists of 29,000 shares of USAi Common Stock and vested options to purchase 47,745 shares of USAi Common Stock.

(8) Includes Barry Baker, who became a director of the Company in March 1999. As of December 31, 1998, Mr. Baker owned 4,000 shares of USAi Common Stock.

USAI Class B Common Stock

     The following table sets forth, as of December 31, 1998, information relating to the beneficial ownership of USAi Class B Common Stock for the individuals described in the table regarding ownership of USAi Common Stock.

                                                                               Number of Shares
                                                                                 Beneficially
Name and Address of Beneficial Owner                                              Owned (1)           Percentage of Class
------------------------------------------------------------------------     --------------------     -------------------
Barry Diller(2).........................................................           31,516,726                 100%
        c/o USA Networks, Inc.
        152 West 57th Street 42nd Floor
        New York, NY 10019

-------------------------
(1) All or any portion of shares of USAi Class B Common Stock may be converted at any time into an equal number of shares of USAi Common Stock.
(2) These figures do not include any unissued shares of USAi Common Stock or USAi Class B Common Stock issuable upon conversion of Liberty HSN's Home Shopping shares and LLC Shares beneficially owned by Liberty or Seagram.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Private Placements of Securities

     On September 22, 1995, CitySearch issued an aggregate of 6,622,857 shares of CitySearch Common Stock to Mr. Gross, a co-founder of CitySearch and director of the Company, for services provided to CitySearch and aggregate proceeds of $5,000. On December 9, 1995, CitySearch repurchased 2,000,000 shares of such CitySearch Common Stock from Mr. Gross for an aggregate price of $1,510. On October 11, 1995 CitySearch sold an aggregate of 4,233,500 shares of CitySearch Common Stock to Messrs. Conn, Layton, Jeffrey Brewer and certain other key employees (together with shares of CitySearch Common Stock issued to Mr. Gross, the "Founders' Stock") for aggregate proceeds of $84,670. Pursuant to the Reclassification, the Founders' Stock has been reclassified as Class A Common Stock of the Company.

     Between May 15, 1996 and July 31, 1996, CitySearch issued and sold an aggregate of 3,261,024 shares of Series C Preferred Stock (or 3,170,356 shares of Class A Common Stock pursuant to the Conversion and the Reclassification) at a per share price of $3.4665. Entities affiliated with Goldman, Sachs & Co. purchased 2,596,278 shares of these shares (or 2,465,686 shares of Class A Common Stock pursuant to the Conversion and the Reclassification) for an aggregate purchase price of approximately $9.0 million. Mr. Gleberman, a director of the Company, is a Managing Director in the Principal Investment Area of Goldman, Sachs & Co.

     Between December 13, 1996 and October 22, 1997, CitySearch issued and sold an aggregate of 4,430,313 shares of Series D Preferred Stock (or 4,297,824 shares of Class A Common Stock pursuant to the Conversion and the Reclassification) at a per share price of $6.5251. These sales included the following: 766,272 shares (or 743,360 shares of Class A Common Stock pursuant to the Conversion and the Reclassification) were sold to The Times Mirror Company for an aggregate purchase price of approximately $5.0 million; 475,085 shares (or 460,873 shares of Class A Common Stock pursuant to the Conversion and the Reclassification) were sold to entities affiliated with Goldman, Sachs & Co. for an aggregate purchase price of approximately $3.1 million; and 459,763 shares (or 446,015 shares of Class A Common Stock pursuant to the Conversion and the Reclassification) were sold to Washingtonpost.Newsweek Interactive Company for an aggregate purchase price of approximately $3.0 million. Mr. Unterman, a director of the Company, is an Executive Vice President and Chief Financial Officer of The Times Mirror Company. Mr. Gleberman, a director of the Company, is Managing Director in the Principal Investment Area of Goldman, Sachs & Co. Mr. Spoon, a director of the Company, is President, Chief Operating Officer and a director of The Washington Post Company.

     Between November 11, 1997 and November 26, 1997, CitySearch issued and sold an aggregate of 4,714,286 shares of Series E Preferred Stock (or 4,655,347 shares of Class A Common Stock pursuant to the Conversion and the Reclassification) at a per share price of $7.00. USAi purchased 2,857,143 such shares (2,821,428 shares of Class A Common Stock pursuant to the Conversion and the Reclassification) for an aggregate purchase price of approximately $20.0 million. Mr. Diller, a director of the Company, is Chairman and Chief Executive Officer of USAi. In addition, 306,509 shares (or 302,677 shares of Class A Common Stock pursuant to the Conversion and the Reclassification) were sold to Washingtonpost.Newsweek Interactive Company for an aggregate purchase price of approximately $2.1 million.

     On May 26, 1998, CitySearch issued and sold an aggregate of 1,000,000 shares of Series E Preferred Stock (or 987,500 shares of Class A Common Stock pursuant to the Conversion and the Reclassification) at a per share price of $7.00. USAi purchased 428,571 of these shares (or 423,213 shares of Class A Common Stock pursuant to the Conversion and the Reclassification) for an aggregate purchase price of approximately $3.0 million.

Transactions with Affiliates

USAi, Ticketmaster Corp. and Related Entities

     In May 1997, CitySearch entered into a cross-promotional agreement with Ticketmaster Online. Pursuant to the agreement, Ticketmaster Online agreed to provide banner advertising promoting CitySearch's owned and operated city sites on the Ticketmaster Online Web site, to provide access to Ticketmaster Online ticket and information Web pages and to provide "music-on-hold" and/or direct mail opportunities from Ticketmaster Corp. CitySearch agreed to provide promotion of the Ticketmaster name and logo in selected advertising and marketing materials, to co-produce with Ticketmaster Online broadcast advertising, to provide banner advertising promoting Ticketmaster Online on the CitySearch Web sites and to promote Ticketmaster Corp. events and publications. This agreement terminates on October 31, 1998.

     CitySearch, USAi, Ticketmaster Online and various affiliates are parties to the Merger Agreement. In addition, pursuant to the Merger Agreement, the Tender Offer was completed on November 3, 1998. Concurrently with the execution of the Merger Agreement, USAi loaned $50 million in cash to CitySearch in exchange for the Convertible Note. See "Business--Ticketmaster Online-CitySearch Merger."

     In August 1998, Ticketmaster Online, Ticketmaster Corp. and USAi entered into the Ticketmaster License Agreement. See "Business--Ticketmaster Online Business Ticketmaster License Agreement."

     The Company expects that, both within and outside the ordinary course of business, the Company and its affiliates (other than USAi and its controlled affiliates), on the one hand, and USAi and its affiliates (other than the Company and its controlled affiliates), on the other hand, will engage in various transactions, including pursuant to the Ticketmaster License Agreement. The Company expects that such transactions will result in terms to the Company that are at least as favorable as those that could be obtained from a third party, where applicable.

     In February 1999, the Company entered into an agreement providing for the combination of the Company, Lycos, Inc. and USAi's Home Shopping Network, Ticketmaster and Internet Shopping Network/First Auction businesses. See "Business--Recent Developments--Pending Business Combination With Lycos, Inc. and USAi's Home Shopping Network, Ticketmaster and Internet Shopping Network/First Auction Businesses."

Other Affiliates

     In June 1997, CitySearch entered into a license and services agreement with the Los Angeles Times, a division of The Times Mirror Company. The agreement provides for the license of CitySearch's intellectual property and consulting services in exchange for an up-front license fee, ongoing royalties based on the revenues generated by the city guide developed by the parties and fees for consulting services. The agreement contains customary termination provisions for material breach or non-performance. Mr. Unterman, a director of the Company, is Executive Vice President and Chief Financial Officer of The Times Mirror Company.

     In September 1997, Ticketmaster Online entered into an agreement with The Los Angeles Times, Inc. providing for Ticketmaster Online to create and maintain a co-branded Web site with ticketing capabilities and information on local live events. Under the agreement, Ticketmaster Online is required to pay to The Los Angeles Times, Inc. 50% of net merchandising revenue from the co-branded Web site.

     In November 1997, CitySearch entered into a license and services agreement with Washingtonpost.Newsweek Interactive Company. The agreement provides for the license of the Company's intellectual property and consulting services in exchange for an up-front license fee, ongoing royalties based on the revenues generated by the city guide developed by the parties and fees for consulting services. The agreement contains customary termination provisions for material breach or non-performance. Mr. Spoon, a director of the Company, is the President and a director of The Washington Post Company, the parent of Washington-post.Newsweek Interactive Company.

Acceleration of Stock Options

     Messrs. Conn and Layton are parties to stock option agreements under the 1996 Stock Plan pursuant to which Mr. Conn was granted options to purchase 125,000 shares and 200,000 shares of CitySearch Class A Common Stock at exercise prices of $2.00 per share and $7.00 per share, respectively, and Mr. Layton was granted options to purchase 75,000 shares and 200,000 shares of the Company's Class A Common Stock at exercise prices of $2.00 per share and $7.00 per share, respectively. Each of these stock option agreements provides that in the event of a substantial merger or a board approved acquisition of CitySearch, all outstanding, unvested stock options will vest upon completion of such event. Upon consummation of the Merger, 277,085 shares subject to unvested options held by Mr. Conn and 239,584 shares subject to unvested options held by Mr. Layton immediately vested. Additionally, Mr. Conn is a party to a stock option agreement under the 1998 Stock Plan, pursuant to which he was granted options to purchase 150,000 shares of the Company's Class B Common Stock at an exercise price of $32.69 per share. This stock option agreement provides that in the event of a substantial merger or a board approved acquisition of the Company, all outstanding, unvested stock options will vest upon completion of such event.

Non-Competition Agreements

     In connection with the execution of the Merger Agreement, Messrs. Conn and Layton each entered into the Non-Competition Agreements with CitySearch, Ticketmaster Corp. and Ticketmaster Online.

     The Non-Competition Agreements provide that each of Messrs. Conn and Layton will not, for a period of 30 months from the date of the Non-Competition Agreement, directly engage in or assist any activity that is the same or materially competes with the local city guide business on the Web or the business of the sale of tickets to live events through any distributed channels. Messrs. Conn and Layton each received $250,000 from Ticketmaster Group in connection with the execution of his Non-Competition Agreement. In addition, neither Messrs. Conn nor Layton may solicit senior employees or customers, advertisers or clients of CitySearch or Ticketmaster Online or any of their respective subsidiaries for a period of one year following the date of the termination of his employment with CitySearch for any reason.

     The Company has also entered into employment agreements with each of Messrs. Conn and Layton, which provide for certain severance payments upon termination of employment. See "Executive Compensation--Employment Agreements."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

     1. Financial Statements. The following Consolidated Financial Statements of Ticketmaster Online-CitySearch, Inc. and Report of Independent Auditors are being filed as required by Item 8:

     Report of Independent Auditors.

     Consolidated Balance Sheets at December 31, 1998 and January 31, 1998.

     Consolidated Statements of Operations for the Eleven Months Ended December 31, 1998 and the Years Ended January 31, 1998 and January 31, 1997.

     Consolidated Statements of Stockholders' Equity for the Eleven Months Ended December 31, 1998 and the Years Ended January 31, 1998 and January 31, 1997.

     Consolidated Statements of Cash Flows for the Eleven Months Ended December 31, 1998 and the Years Ended January 31, 1998 and January 31, 1997.

     Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules. The following consolidated financial statement schedules of CitySearch, Inc. and Ticketmaster Online are filed as part of this Report and should be read in conjunction with the Financial
Statements:

                Schedule                                                  Page
                --------                                                  ----
                II - Valuation and Qualifying Accounts..................  S-1

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

     3.  Exhibits:

                                                                                                 Notes:
                                                                                                 ------
     2.1     Agreement and Plan of Reorganization, among CitySearch, Inc., MB Acquisition        (A)*
             Corporation, MetroBeat, Inc., Mark Davies and Joshua White, dated May 31, 1996.
     2.2     Amended and Restated Agreement and Plan of Reorganization, among CitySearch,        (A)
             Inc., Tiberius, Inc., USA Networks, Inc., Ticketmaster Group, Inc.,
             Ticketmaster Corporation and Ticketmaster Multimedia Holdings, Inc., dated
             August 12, 1998.
     2.3     Agreement and Plan of Reorganization, dated as of January 8, 1999, by and             +
             among Ticketmaster Online-CitySearch, Inc., Nero Acquisition Corporation,
             CityAuction, Inc., Andrew Rebele and Monica Lee, as amended.
     2.4     Agreement and Plan of Reorganization, dated as of February 8, 1999, by and          (E)
             among USA Networks, Inc., Ticketmaster Online-CitySearch, Inc., Lycos, Inc.,
             USA Interactive, Inc., Lemma, Inc. and Tycho, Inc. (the "Merger Agreement"),
             including Form of Certificate of Designations, Preferences and Rights of
             Series A Convertible Redeemable Preferred Stock of USA/Lycos Interactive
             Networks, Inc. (Exhibit B to the Merger Agreement)
     2.5     Contribution Agreement, dated as of February 8, 1999, by and among USA              (E)
             Networks, Inc., USANi LLC and USA Interactive Inc.
     2.6     Stock Option Agreement, dated February 8, 1999, between Lycos, Inc. and USA         (E)
             Networks, Inc. (Exhibit A-1 to the Merger Agreement)
     2.7     Stock Option Agreement, dated February 8, 1999, between Lycos, Inc. and             (E)
             Ticketmaster Online-CitySearch, Inc. (Exhibit A-2 to the Merger Agreement)
     3.1     Amended and Restated Certificate of Incorporation, as currently in effect.          (A)
     3.2     Form of Amended and Restated Certificate of Incorporation, to be effective          (C)
             immediately prior to the consummation of the offering.
     3.3     Amended and Restated Bylaws.                                                        (C)
     4.1     Specimen Class B Common Stock Certificate.                                          (C)
    10.1     Form of Indemnification Agreement for directors and officers.                       (A)
    10.2     1996 Stock Option Plan and form of agreement thereunder.                            (C)
    10.3     1998 Stock Option Plan and form of agreement thereunder.                            (C)
    10.4     1998 Employee Stock Purchase Plan.                                                  (D)
    10.5     License Agreement between CitySearch, Inc. and Perly, Inc., dated March 9,          (A)*
             1996.

                                                                                                 Notes:
                                                                                                 ------
    10.6     Marketing Agreement between CitySearch, Inc, and American Express Travel            (A)*
             Related Services Company, Inc., dated May 26, 1998.
    10.7     Employment Agreement between CitySearch, Inc. and Charles Conn, dated May 9,        (A)
             1996.
    10.8     Unanimous Shareholder Agreement between Tele-Direct (Services), Inc.,               (A)*
             Metroland Printing, Publishing & Distributing Ltd., CitySearch Canada, Inc.
             and 1310818 Ontario, Inc., dated August 31, 1998.
    10.9     Limited Partnership Agreement between Metroland Printing, Publishing &              (A)*
             Distributing Ltd., 1310818 Ontario Inc., CitySearch Canada, Inc., TeleDirect
             (Services), Inc., Tele-Direct (Publications), Inc., CitySearch, Inc. and
             Torstar Corporation, dated August 31, 1998.
    10.10    Amended and Restated License and Services Agreement between CitySearch, Inc.        (A)*
             and CitySearch Canada, Inc., dated August 31, 1998.
    10.11    Sublicense and Services Agreement between CitySearch Canada, Inc., and              (A)*
             toronto.com, dated August 31, 1998.
    10.12    Non-competition Agreement between Toronto Star Newspapers Ltd., TeleDirect          (A)*
             (Services), Inc., CitySearch Canada, Inc. and Metroland Printing, Publishing &
             Distributing Ltd., dated August 31, 1998.
    10.13    Lease Agreement by and between CitySearch, Inc. and West End Land Development       (A)
             Co., L.P., dated November 7, 1996.
    10.14    Standard Form of Lease, Aeriel Center Executive Park, between Pizzagalli            (A)
             Investment Company and CitySearch, Inc., dated May 8, 1996.
    10.15    Standard Office Lease between CitySearch, Inc. and Sage Realty Corporation,         (A)
             dated May 6, 1997.
    10.16    Standard Office Lease between CitySearch, Inc. and H. Naito Corporation, dated      (A)
             March 6, 1997.
    10.17    Standard Office Lease between CitySearch, Inc. and Brazos Austin Centre, Ltd.,      (A)
             dated August 15, 1996
    10.18    Standard Office Lease between CitySearch, Inc. and Judge Building Group, dated      (A)
             September 10, 1996.
    10.19    Standard Office Lease between CitySearch, Inc. and Sobel Building Development,      (A)
             dated May 31, 1996.
    10.20    Standard Office Lease between CitySearch, Inc. and BPG Pasadena, L.L.C. (later      (A)
             assigned to Spieker Properties), dated September 30, 1996.
    10.21    Lease Agreement between CitySearch, Inc. and Securities Properties Investors        (A)
             II, L.P. dated May 13, 1998.
    10.22    Employment Agreement between CitySearch, Inc. and Thomas Layton, dated July 2,      (A)
             1997.
    10.23    License and Services Agreement between CitySearch, Inc. and Classified              (A)*
             Ventures, L.L.C.
    10.24    Convertible Promissory Note issued to CitySearch, Inc., by USA Networks, Inc.,      (A)
             dated August 12, 1998.
    10.25    Non-Competition Agreement between CitySearch, Inc., Ticketmaster Corporation,       (A)
             Ticketmaster, Multimedia Holdings, Inc., and Charles Conn, dated August 12,
             1998.
    10.26    Non-Competition Agreement between CitySearch, Inc., Ticketmaster Corporation,       (A)
             Ticketmaster, Multimedia Holdings, Inc., and Thomas Layton, dated August 12,
             1998.
    10.27    Letter Agreement Between N2K Inc. and Ticketmaster Ticketing Co., Inc., dated       (B)*
             April 23, 1998, as amended by a Letter Agreement by and between the parties, dated June 16, 1998.

                                                                                                 Notes:
                                                                                                 ------
    10.28    Development and Services Agreement between Ticketmaster Corporation,                (A)
             Ticketmaster Multimedia Holdings, Inc. and Starwave Corporation, dated June
             28, 1996.
    10.29    License and Services Agreement between Ticketmaster Corporation, Ticketmaster       (A)*
             Multimedia Holdings, Inc., and USA Networks, Inc., dated August 12, 1998.
    10.30    Employment Agreement between Ticketmaster Online  CitySearch, Inc. and Robert         +
             Perkins dated November 25, 1998.
    10.31    Employment Agreement between Ticketmaster Online  CitySearch, Inc. and David          +
             Hagan dated November 27, 1998
    21.1     Subsidiaries of the Registrant.                                                     (A)
    23.1     Consent of Independent Auditors.                                                      +
    24.1     Power Of Attorney (see page 49).                                                      +
    27.1     Financial Data Schedule.                                                              +

______________________________

+  Filed herewith.
* Confidential treatment has been granted with respect to portions of this exhibit.

(A) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 333-64855) filed with the Commission on September 30, 1998.

(B) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 333-64855) filed with the Commission on October 19, 1998.

(C) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 333-64855) filed with the Commission on November 6, 1998.

(D) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 333-64855) filed with the Commission on November 20, 1998.

(E) Incorporated by reference to exhibits filed in response to Item 7, "Exhibits," of the Report on Form 8-K filed by USA Networks, Inc. (File No. 000-20570) with the Commission on February 26, 1999.

       (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                                      By: /s/ Charles Conn
                                      -----------------------------------
                                                 Charles Conn
                                               Chief Executive Officer

     Dated:    March 31, 1999


                               POWER OF ATTORNEY

     Know All Men By These Presents, that each person whose signature appears below constitutes an appoints Charles Conn and Bradley Ramberg, jointly and severally, his or her attorney-in-fact, each with the power of substitution for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                 Signature                                     Title                             Date
                 ---------                                     -----                             ----
     /s/ Charles Conn
--------------------------------------       Chief Executive Officer (Principal               March 31, 1999
Charles Conn                                 Executive Officer) and a Director
    /s/ Bradley Ramberg
--------------------------------------       Chief Financial Officer and                      March 31, 1999
Bradley Ramberg                              Vice President, Finance and
                                             Administration and Secretary
                                             (Principal Financial and Accounting
                                             Officer)

--------------------------------------       Director                                         March __, 1999
Barry Baker

    /s/ Terry Barnes
______________________________________       Director                                         March 31, 1999
Terry Barnes

______________________________________       Director                                         March __, 1999
Alan Citron

                 Signature                                     Title                             Date
                 ---------                                     -----                             ----

  /s/ Eugene L. Cobuzzi
______________________________________       Director                                          March 31, 1999
Eugene L. Cobuzzi

  /s/ Stuart W. Depina
______________________________________       Director                                          March 31, 1999
Stuart W. Depina

______________________________________       Director                                          March ____, 1999
Barry Diller

  /s/ Joseph Gleberman
______________________________________       Director                                          March 31, 1999
Joseph Gleberman

  /s/ William Gross
______________________________________       Director                                          March 31, 1999
William Gross

______________________________________       Director                                          March ____, 1999
Victor A. Kaufman

  /s/ Robert Kavner
______________________________________       Director                                          March 31, 1999
Robert Kavner

______________________________________       Director                                          March ____, 1999
William D. Savoy

  /s/ Alan Spoon
______________________________________       Director                                          March 31, 1999
Alan Spoon

______________________________________       Director                                          March ____, 1999
Thomas Unterman

                        REPORT OF INDEPENDENT AUDITORS



Board of Directors
Ticketmaster Online-CitySearch, Inc.


  We have audited the accompanying consolidated balance sheets of Ticketmaster Online (the Predecessor) and Ticketmaster Online-CitySearch, Inc. (the Company) as of January 31, 1998 and December 31, 1998, respectively, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 31, 1998 and the eleven month period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.


  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ticketmaster Online-CitySearch, Inc., as the Predecessor and successor companies at January 31, 1998 and December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended January 31, 1998 and the eleven month period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ ERNST & YOUNG LLP

Woodland Hills, California
January 29, 1999

                     TICKETMASTER ONLINE-CITYSEARCH, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                                Predecessor
                                                                                             ----------------
                                                                                December 31,    January 31,
                                                                                    1998            1998
                                                                               --------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents..................................................       $106,910       $  --
  Accounts receivable (net of allowance for doubtful
    accounts of $58 and $0 respectively).....................................          1,249         167
  Related party receivable...................................................            813          --
  Due from licensees.........................................................          1,440          --
  Prepaid expenses...........................................................            777         124
                                                                                    --------     -------
     Total current assets....................................................        111,189         291
Computers, software, equipment and leasehold improvements, net...............          5,893         397
Goodwill and other intangibles, net..........................................        299,643          --
                                                                                    --------     -------
     Total assets............................................................       $416,725     $   688
                                                                                    ========     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................................       $  2,734     $   158
  Accrued expenses...........................................................          4,551         144
  Deferred revenue...........................................................          3,002          89
  Current portion of capital lease obligations...............................          1,331          --
                                                                                    --------     -------
     Total current liabilities...............................................         11,618         391
Other long-term liabilities..................................................            437           8
Capital lease obligations, net of current portion............................          1,082          --
Stockholders' equity:
  Preferred stock, $0.01 par value;
    Authorized shares--2,000,000 at December 31, 1998
    Issued and outstanding--none.............................................             --          --
  Common stock, no par value;
    Authorized shares--1,000 at January 31, 1998 and none
     at December 31, 1998
    Issued and outstanding--none.............................................             --          --
  Class A Common Stock, $0.01 par value;
    Authorized shares--100,000,000 at December 31, 1998
    Issued and outstanding--63,291,653 at December 31, 1998..................            633          --
  Class B Common Stock--$0.01 par value;
    Authorized shares--250,000,000 at December 31, 1998
    Issued and outstanding--8,167,000 at December 31, 1998...................             82          --
  Class C Common Stock--$0.01 par value;
    Authorized shares--2,883,506 at December 31, 1998
    Issued and outstanding--none.............................................             --          --
  Due to (from) Ticketmaster Corp............................................             --      (1,113)
  Additional paid-in capital.................................................        418,918          --
  Retained earnings (deficit)................................................        (16,045)      1,402
                                                                                    --------     -------
     Total stockholders' equity..............................................        403,588         289
                                                                                    --------     -------
     Total liabilities and stockholders' equity..............................       $416,725     $   688
                                                                                    ========     =======

                            See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                             Eleven             Predecessor
                                                                             Months     -----------------------------
                                                                             Ended         Year Ended January 31,
                                                                          December 31,   ----------------------------
                                                                              1998           1998          1997
                                                                          -------------  ------------  -------------
Revenues:
  Ticketing operations..................................................      $ 15,743        $ 5,972       $   199
  Sponsorship and advertising...........................................         6,754          3,933           997
  City guide and related................................................         5,376             --            --
                                                                              --------        -------       -------
     Total revenues.....................................................        27,873          9,905         1,196
Operating costs and expenses:
  Ticketing operations..................................................         9,842          3,522           635
  City guide and related................................................         4,021             --            --
  Sales and marketing...................................................         6,834            490           290
  Research and development..............................................         1,728             --            --
  General and administrative............................................         3,495          1,719         1,260
  Amortization of goodwill..............................................        16,275             --            --
                                                                              --------        -------       -------
     Total costs and expenses...........................................        42,195          5,731         2,185
                                                                              --------        -------       -------
Income (loss) from operations...........................................       (14,322)         4,174          (989)
Interest income.........................................................           867             --            --
Interest expense........................................................          (813)            --            --
                                                                              --------        -------       -------
                                                                                    54             --            --
                                                                              --------        -------       -------
Income (loss) before income taxes.......................................       (14,268)         4,174          (989)
Income tax provision (benefit)..........................................         2,951          1,827          (374)
                                                                              --------        -------       -------
Net income (loss).......................................................      $(17,219)       $ 2,347       $  (615)
                                                                              ========        =======       =======

Basic and diluted net income (loss) per share...........................        $(0.38)         $0.06        $(0.02)
                                                                              ========        =======       =======

Shares used to compute basic and diluted net income (loss) per share....        45,201         37,238        37,238
                                                                              ========        =======       =======



                            See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                    Class A          Class B
                                 Common Stock     Common Stock     Common Stock      Due to      Additional   Retained
                                --------------  ----------------  --------------     (from)       Paid-in     Earnings
                                Shares  Amount  Shares   Amount   Shares  Amount  Ticketmaster    Capital    (Deficit)     Total
                                ------  ------  -------  -------  ------  ------  -------------  ----------  ----------  ----------
Balance at February 1, 1996...    1      $  --     --     $  --     --     $  --    $   684        $  --     $   (330)   $    354
Accounts receivable
 transferred to Ticketmaster
 Corp.........................   --         --     --        --     --        --     (1,088)          --           --      (1,088)
Operating charges transferred
 from Ticketmaster Corp.,
 net of federal income tax
 allocation...................   --         --     --        --     --        --      1,838           --           --       1,838
Net loss......................   --         --     --        --     --        --         --           --         (615)       (615)
                              -----     ------ ------      ----  -----    ------    -------     --------     --------    --------
Balance at January 1, 1997....    1         --     --        --     --        --      1,434           --         (945)        489
Accounts receivable
 transferred to Ticketmaster
 Corp.........................   --         --     --        --     --        --     (9,953)          --           --      (9,953)
Operating charges transferred
 from Ticketmaster Corp., net
 of federal income tax
 allocation...................   --         --     --        --     --        --      7,406           --          --        7,406
Net income....................   --         --     --        --     --        --         --           --       2,347        2,347
                              -----     ------ ------      ----  -----    ------    -------     --------     --------    --------
Balance at January 31, 1998...    1     $   --     --      $ --     --    $   --    $(1,113)    $     --     $  1,402    $    289
                              =====     ====== ======      ====  =====    ======    =======     ========     ========    ========
Allocation of initial
 capitalization as a result
 of the Ticketmaster
 Acquisition by USAi.........    --     $   --     --      $ --     --    $   --    $    --     $ 22,834     $  1,174    $ 24,008
Allocation of basis of
 Tax-free Merger of
 Ticketmaster by USAi........     --        --     --        --     --        --         --      126,170           --     126,170
Stock exchanged in connection
 with CitySearch Merger
 (37,238) and USAi's initial
 investment in CitySearch at
 cost........................     --        -- 40,483       405     --        --         --      145,923           --     146,328
Contribution of tendered
 CitySearch Common Stock from
 USAi to Ticketmaster........     --        --     --        --     --        --         --       17,318           --      17,318
Contribution of CitySearch
 Common Stock from USAi to
 Ticketmaster.................   --         -- 22,003       220     --        --         --        1,100           --       1,320
Exercise of stock options and
 warrants.....................   --         --    923         9     --        --         --        1,600           --       1,609
Initial public offering of
 Class B Common Stock.........   --         --     --        --  8,050        81         --      103,973          --      104,054
Class A shares converted to
 Class B......................   --         --   (117)       (1)   117         1         --           --           --          --
Net loss......................   --         --     --        --     --        --         --           --      (17,219)    (17,219)
                              -----     ------ ------      ----  -----    ------    -------     --------     --------    --------
Balance at December 31, 1998     --     $   -- 63,292      $633  8,167    $   82    $    --     $418,918     $(16,045)   $403,588
                              =====     ====== ======      ====  =====    ======    =======     ========     ========    ========

                            See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                      Predecessor
                                                                             Eleven Months   ------------------------------
                                                                                 Ended           Year Ended January 31,
                                                                              December 31,   ------------------------------
                                                                                 1998           1998           1997
                                                                             -------------  -------------  -------------
Operating activities
Net income (loss)........................................................      $(17,219)       $ 2,347          $(615)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization..........................................        17,411            268             51
  Changes in operating assets and liabilities:
     Accounts receivable.................................................          (818)           (41)          (108)
     Related parties receivable..........................................          (184)            --             --
     Due from licensees..................................................            27             --             --
     Prepaid expenses....................................................          (475)            30             51
     Accounts payable....................................................            36            158             --
     Accrued expenses....................................................          (196)            87             65
     Deferred revenue....................................................           969             89             --
     Deferred rent.......................................................            11             --             --
                                                                               --------        -------          -----
Net cash provided by (used in) operating activities......................          (438)         2,938           (556)

Investing activities
Capital expenditures.....................................................        (1,034)          (250)          (189)
Deferred purchase price of subsidiary....................................          (112)            --             --
                                                                               --------        -------          -----
Net cash used in investing activities....................................        (1,146)          (250)          (189)

Financing activities
Net proceeds from (distributions to) Ticketmaster Corp...................        (5,549)        (2,691)           748
Net proceeds from exercise of options and warrants.......................         1,609             --             --
Net proceeds from initial public offering................................       104,989             --             --
Payments on capital leases...............................................          (324)            --             --
Payment on convertible promissory note...................................       (50,000)            --             --
Other, net...............................................................          (108)            --             --
                                                                               --------        -------          -----
Net cash provided by (used in) financing activities......................        50,617         (2,691)           748

Net cash acquired in CitySearch Merger...................................        57,877             --             --
                                                                               --------        -------          -----
Net increase (decrease) in cash and cash equivalents.....................       106,910             (3)             3
Cash and cash equivalents at beginning of period.........................            --              3             --
                                                                               --------        -------          -----
Cash and cash equivalents at end of period...............................      $106,910        $    --          $   3
                                                                               ========        =======          =====
Supplemental statement of cash flow information
Noncash investing and financing information:
Acquisition of CitySearch, Inc.
    Fair value of assets acquired (including cash and cash
     equivalents of $57,877 and goodwill)................................     $226,339
    Less:
     Fair value of liabilities assumed...................................       61,373
     Issuance of Class A Common Stock....................................      147,648
     Contribution of tendered CitySearch Common Stock
       from USAi to Ticketmaster.........................................       17,318
                                                                              --------
       Cash paid.........................................................    $      0
                                                                              ========

                            See accompanying notes.

                     TICKETMASTER ONLINE-CITYSEARCH, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

1.  Organization and Business

Basis of Presentation and Merger

  Prior to the Merger (as defined below), Ticketmaster Multimedia Holdings, Inc. (the predecessor company) (Ticketmaster Online) was a wholly owned subsidiary of Ticketmaster Corporation (Ticketmaster Corp.). Ticketmaster Corp. is a wholly owned subsidiary of Ticketmaster Group, Inc. (Ticketmaster Group), which is a wholly owned subsidiary of USA Networks, Inc. (USAi).

  In July 1997, USAi acquired a controlling interest in Ticketmaster Group through the issuance of shares of USAi common stock (Ticketmaster Acquisition by USAi). In June 1998, USAi completed its acquisition of Ticketmaster Group in a tax-free merger (Tax-free Merger and collectively with the Ticketmaster acquisition is the Ticketmaster Transaction), pursuant to which each outstanding share of Ticketmaster Group common stock not owned by USAi was exchanged for
1.126 shares of USAi common stock. A portion of the Ticketmaster Group acquisition cost has been allocated to the assets acquired and liabilities assumed of Ticketmaster Online based on the fair value of the respective portion of Ticketmaster Online acquired in the Ticketmaster Transaction.

  On September 28, 1998, pursuant to an Amended and Restated Agreement and Plan of Reorganization dated as of August 12, 1998 (the Merger Agreement), by and among CitySearch, Inc. (CitySearch), USAi, Ticketmaster Group, Ticketmaster Online and Tiberius, Inc. (Tiberius), a wholly-owned subsidiary of CitySearch, Tiberius was merged with and into Ticketmaster Online, with Ticketmaster Online continuing as the surviving corporation and as a wholly-owned subsidiary of CitySearch (the Merger). In connection with the Merger Agreement, all issued and outstanding shares of Ticketmaster Online's Common Stock held by Ticketmaster Corp. were converted into an aggregate of 37,238,000 shares of CitySearch Common Stock and such shares were subsequently reclassified as Class A Common Stock of the Company. The Merger was accounted for using the "reverse purchase" method of accounting, pursuant to which Ticketmaster Online was treated as the acquiring entity for accounting purposes, and the assets acquired and liabilities assumed of CitySearch were recorded at their respective fair values. The accompanying financial statements prior to the Merger reflect the financial position, results of operations and cash flows of Ticketmaster Online. The accompanying financial statements, subsequent to the Merger, include the assets and liabilities of CitySearch and the results of operations of CitySearch from September 29, 1998 through December 31, 1998. In connection with the Merger the name of the combined company was changed from CitySearch, Inc. to Ticketmaster Online-CitySearch, Inc. (the Company). References throughout these financial statements to Ticketmaster Online and CitySearch relate to the individual businesses of Ticketmaster Online and CitySearch, respectively.

  The Merger costs and the determination of the excess of Merger costs over net assets acquired are set forth below (in thousands):

  Initial investment at cost...............................................................................        $ 23,000
  Value of portion of CitySearch acquired in the Merger....................................................         120,864
  Tender offer.............................................................................................          17,318
  Estimated transaction costs (including non-competition agreements).......................................           2,464
                                                                                                                   --------
     Total Merger costs....................................................................................         163,646
  Net identifiable assets acquired.........................................................................          (2,517)
                                                                                                                   --------
  Excess of Merger cost over net assets acquired...........................................................        $161,129
                                                                                                                   ========

  The initial investment at cost represents the previous purchases of shares of Series E Preferred Stock by USAi, which were converted into 3,244,641 shares of Class A Common Stock in connection with the Merger, which, prior to the Merger, represented approximately 11.8% of the CitySearch outstanding equity.

                     TICKETMASTER ONLINE-CITYSEARCH, INC.

                               December 31, 1998

1.  Organization and Business (continued)

Merger (continued)

  The value of the non-monetary exchange between Ticketmaster Online and CitySearch was determined by Ticketmaster Online based on the fair value of the 50.7% of CitySearch acquired in the transaction. The fair value of CitySearch before the Merger was $238.4 million based on an assumed fair value of $8.67 per share of CitySearch's Common Stock outstanding at September 28, 1998, including outstanding stock options under the treasury method. The fair value of CitySearch attributable to outstanding shares of Common Stock at September 28, 1998 was $218.9 million and the fair value of CitySearch attributable to outstanding stock options at September 28, 1998, under the treasury stock method, was $19.5 million.

  On October 2, 1998 USAi commenced a tender offer (the Tender Offer) to purchase up to 20% of each CitySearch stockholder's Common Stock at a per share purchase price of $8.67 in cash, up to an aggregate of 2,924,339 shares. The Tender Offer expired on November 3, 1998 and 1,997,502 shares were tendered for purchase for a total of $17,318,000.

  In connection with the Merger Agreement, Ticketmaster Online also entered into a License and Services Agreement (the License Agreement) with Ticketmaster Corp. and USAi to remain perpetually in effect unless terminated as allowed under the License Agreement. For a license fee, Ticketmaster Corp. granted Ticketmaster Online, among other things, the exclusive worldwide right to use the trademarks of Ticketmaster Corp. in connection with the sale of tickets and merchandise via electronic interactive services.

Pro Forma Financial Data (Unaudited)

  The following unaudited pro forma information presents a summary of results of the Company assuming the Merger, Ticketmaster Transaction and the Tender Offer had occurred as of January 1, 1997, with pro forma adjustments to give effect to amortization of goodwill, certain other adjustments to conform to the terms of the License Agreement, and the related income tax effects. The pro forma information also gives effect to the Company's change in year end from January 31, to December 31. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effective on January 1, 1997.

                                                                                      Year Ended
                                                                                     December 31,
                                                                                 1998           1997
                                                                             -------------  -------------
                                                                                   (in thousands,
                                                                               except per share data)
Revenues...................................................................      $ 40,157       $ 15,479
Net loss...................................................................      $(72,598)      $(80,357)
Net loss per share.........................................................      $  (1.16)      $  (1.44)

                     TICKETMASTER ONLINE-CITYSEARCH, INC.

                               December 31, 1998

1.  Organization and Business (continued)

Business

  Prior to the Merger, Ticketmaster Online was a wholly-owned subsidiary of Ticketmaster Corp. which is a leading provider of automated ticketing services in the United States, with clients including many of the country's most well-known entertainment facilities, promoters and professional sports franchises. Ticketmaster Online was formed in December 1993 to administer the online business of Ticketmaster Corp. There were no costs and expenses incurred by Ticketmaster Online until June 1995. Ticketmaster Online commenced online ticket sales in November 1996 providing a ticketing outlet via the World Wide Web (Web) which gives users access to live event tickets and event information. Ticketmaster Online's operations are the online distribution mechanism for Ticketmaster Corp., which utilizes Ticketmaster Corp.'s business relationships and brand name.

  CitySearch was organized on September 20, 1995. CitySearch produces and delivers comprehensive local city guides on the Web, providing up-to-date information regarding arts and entertainment events, community events, community activities, recreation, business, shopping, professional services and news/sports/weather to consumers in metropolitan areas. CitySearch designs and produces custom-built Web sites and related services for local businesses, aggregates them in a local city guide environment and provides business customers the ability to regularly update and expand their sites.

  CitySearch has two primary means of providing its local city guides. In its "owned and operated" markets CitySearch systematically produces the majority of its own content, hires and deploys a direct sales force to sell custom-built business Web sites as well as related services to local and regional businesses, and launches a presence in the market. In its partner-led markets, CitySearch contracts with a local media company to provide assistance in developing, designing and launching a city guide. Under these contracts, the partners license CitySearch's business and technology systems and pay a license fee and make royalty payments to CitySearch based on certain revenues generated by the media partners from the operation of their sites and pay CitySearch for additional consultation and design services not provided for under the license fee.

  Customers include hotels, restaurants, taverns, movie theaters, museums and retail stores. The Company currently owns and operates sites in Austin, TX, Nashville, TN, New York, NY, Portland, OR, Raleigh-Durham-Chapel Hill, NC, Salt Lake City, UT, and San Francisco, CA. Through partnership and licensing agreements, the Company has an internet presence in Baltimore, MD, Dallas, TX, Los Angeles, CA, Washington D.C., Melbourne and Sydney, Australia, Toronto, Canada, Copenhagen, Denmark, and Stockholm, Sweden.

2.  Summary of Significant Accounting Policies

Ticketmaster Online Basis of Presentation

  Prior to the merger, the accompanying consolidated financial statements present the financial position, operating results and cash flows of the predecessor company, Ticketmaster Online, a wholly owned subsidiary of Ticketmaster Corp. The financial statements include revenues related to the convenience and handling charges in connection with tickets sold via the Internet and advertising sales on Ticketmaster Online's web site. Costs of ticketing revenues have been allocated from Ticketmaster Corp. to Ticketmaster Online on a per ticket sold basis. The financial statements include operating expenses which have been allocated to Ticketmaster Online by Ticketmaster Corp. on a specific identification basis. Further, Ticketmaster Online shares certain employees and other resources with Ticketmaster Corp. Allocations from Ticketmaster Corp. for indirect expenses for such shared resources have been made primarily on a proportional cost allocation method based on tickets sold and related revenues. Management

                     TICKETMASTER ONLINE-CITYSEARCH, INC.

                               December 31, 1998

2.  Summary of Significant Accounting Policies (continued)

Ticketmaster Online Basis of Presentation (continued)

believes these allocations are reasonable and that such expenses would not differ materially had Ticketmaster Online operated on a stand-alone basis for all periods presented. The financial statements of Ticketmaster Online prior to the merger do not necessarily reflect the results of operations or financial position that would have existed had Ticketmaster Online been an independent company.

Segments

Based on the Company's integration and management strategies, the Company operates in one business segment.

Change in Year-End

  The statements of operations and cash flows for the eleven months ended December 31, 1998 reflect a change in Ticketmaster Online's year-end as a result of the purchase of Ticketmaster Group by USAi.

Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany amounts have been eliminated.

Estimates Used in the Preparation of Consolidated Financial Statements

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates, although management does not believe that any differences would materially affect the Company's consolidated financial position or results of operations.

Revenue Recognition


  Revenue from advertising and sponsorship agreements is recognized when the service is provided or over the term of the promotion. Revenue from the sale of tickets is recognized when tickets are sold.

  City guide and related revenues include revenue from the sale of subscriptions for custom-built business Web sites (designed and developed by CitySearch) in its owned and operated markets, the performance of consultation and design services, and licensing and royalty revenues from the sale of licenses for the use of CitySearch's business and technology systems in its partner-led markets. License and royalty revenue is less than ten percent of consolidated revenue.

  The Company recognizes subscription revenues over the period the services are provided. Royalty revenues are recognized when earned based on the revenues generated by the license or based on the minimum royalty provisions in the contract. Revenues from consultation and design services are recognized as the services are provided.

  Revenues from the sale of licenses for use of the Company's business and technology systems to its partner-led markets are generally recognized over the term of the license agreement or the period over which the relevant services are delivered. The Company's license agreements have terms ranging from three to nine years.

                     TICKETMASTER ONLINE-CITYSEARCH, INC.

                               December 31, 1998

2.  Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

  Deferred revenue primarily consists of prepayments of subscription services and licensing agreements, advertising and sponsorship revenue, and revenue from Web site support agreements with joint venture partners of Ticketmaster Corp. Web site support is recognized straight line over the life of the agreement.

Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company places its cash deposits with high-credit quality financial institutions.

Accounts Receivable

  Concentration of credit risk with respect to trade receivables is limited based on the size and diversity of Ticketmaster Online's clients and the large number and geographic dispersion of CitySearch customers. The Company generally does not require collateral; however, credit losses have generally been within management's expectations and have not been significant.

Computers, Software, Equipment and Leasehold Improvements

  Computers, software, equipment and leasehold improvements are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Assets acquired under capitalizable lease arrangements are recorded at the present value of the minimum lease payments. Amortization of assets capitalized under capital leases and leasehold improvements are computed using the straight-line method over the life of the asset or term of the lease, whichever is shorter, and is included in depreciation expense.

Research and Development

  Research and development expenditures are charged to operations as incurred. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant.

Goodwill and Other Intangibles

  Goodwill of $154.8 million represents amounts allocated to Ticketmaster Online from the purchase of Ticketmaster Group by USAi and is being amortized by the straight-line method over ten years.

  As a result of the Merger and the Tender Offer, the Company recorded goodwill of $160.6 million, which is being amortized using the straight-line method over five years, and intangibles relating to non-competition agreements of $500,000, which is being amortized using the straight-line method over 2.5 years.

  Accumulated amortization at December 31, 1998 was $16.3 million.

                     TICKETMASTER ONLINE-CITYSEARCH, INC.

                               December 31, 1998

2.  Summary of Significant Accounting Policies (continued)

Due to (from) Ticketmaster Corp.

  Due to (from) Ticketmaster Corp. includes amounts payable to Ticketmaster Corp. primarily for operations and working capital requirements, offset by amounts receivable for cash collected by Ticketmaster Corp. The balances were primarily the result of Ticketmaster Online's participation in Ticketmaster Corp.'s central cash management system, wherein all of Ticketmaster Online's cash receipts were collected by Ticketmaster Corp. and all cash disbursements were funded by Ticketmaster Corp. Other transactions include Ticketmaster Online's pro rata share of the current portion of Ticketmaster Corp.'s consolidated income tax liability and other administrative expenses incurred by Ticketmaster Corp. on behalf of Ticketmaster Online prior to the Merger. Such amounts payable do not have specific repayment terms and do not bear interest. At January 31, 1998 and 1997, such intercompany balances have been included as a component of stockholders' equity as it was not the original intention of Ticketmaster Online or Ticketmaster Corp. to settle such balances in cash. Most of the due to (from) Ticketmaster Corp. amount was reclassified as additional paid-in capital in connection with the Merger.


  An analysis of transactions in the due to (from) Ticketmaster Corp. account for each of the two years ended January 31, 1998 and the eleven months ended December 31, 1998 follows:

                                                                                               January 31,
                                                                           December 31,  --------------------------
                                                                              1998          1998          1997
                                                                          ------------  ------------  ------------
                                                                                       (in thousands)
  Balance at beginning of year..........................................     $ (1,113)      $ 1,434       $   684
  Ticketing revenues transferred to Ticketmaster Corp.
    prior to the merger.................................................      (11,551)       (9,953)       (1,088)
  Operating charges transferred from Ticketmaster Corp.
    prior to the merger.................................................        6,263         5,579         2,212
  Share of Ticketmaster Corp.'s current federal income tax
    provision (benefit) prior to the merger.............................           --         1,827          (374)
  Balance transferred to additional paid-in capital
    in connection with the Merger.......................................        6,013            --            --
  Amounts transferred to related party receivable                                 388            --            --
                                                                             --------       -------       -------
  Balance at end of year................................................     $     --       $(1,113)      $ 1,434
                                                                             ========       =======       =======
  Average balance during the year.......................................     $   (557)      $   161       $ 1,059
                                                                             ========       =======       =======

Income Taxes

  Prior to the Merger, Ticketmaster Online's results have been included in Ticketmaster Corp.'s consolidated federal and state income tax returns. The income tax provision was calculated and deferred tax assets and liabilities were recorded as if Ticketmaster Online had operated as an independent company. Prior to the Merger Ticketmaster Corp. paid all taxes for Ticketmaster Online and, as such, income taxes payable and deferred tax assets have been included in due to
(from) Ticketmaster Corp. Subsequent to the Merger, the Company will file its Federal and State income tax returns on a stand-alone basis.

                     TICKETMASTER ONLINE-CITYSEARCH, INC.

                               December 31, 1998

2.  Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

  Deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to the differences between the financial statement carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Basic and Diluted Earnings (Loss) per Share

  Basic earnings (loss) per share are determined by dividing the net earnings or
(loss) by the weighted average shares of Common Stock outstanding during the period. Diluted earnings or (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants, and other convertible securities. Basic and diluted earnings (loss) per share are the same for the eleven month period ended December 31, 1998 because the effects of outstanding stock options are antidilutive. Basic and diluted earnings (loss) per share are the same for the years ended January 31, 1998 and 1997 because there were no dilutive securities outstanding during those periods.

  The number of shares used in computing basic and diluted earnings (loss) per share for the eleven month period ended December 31, 1998 includes the number of shares of CitySearch Common Stock exchanged in the Merger plus shares of Class A Common Stock of City Search outstanding and the number of shares of Class B Common Stock issued from the date of the Merger through December 31, 1998 calculated on a weighted average basis. The number of shares used in computing basic and diluted earnings (loss) per share for the years ended January 31, 1998 and 1997 represents the number of shares of CitySearch Common Stock exchanged in the Merger.

Financial Instruments

  The estimated fair values of cash, accounts receivable, accounts payable, and accrued expenses approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

Advertising Costs

  Advertising costs are expensed as incurred. For the eleven month period ended December 31, 1998, advertising costs amounted to $1,540,000. There were no advertising costs for the years ended January 31, 1998 and 1997.

  During 1998 CitySearch maintained several barter arrangements whereby the Company has assisted in the design of a Web site in exchange for broadcast advertising. The fair value of services provided and the services received in the barter arrangement is not readily determinable and therefore is not used to measure the value of the broadcast advertising received. The Company valued these barter transactions at $349,000 for the period from the date of the Merger through December 31, 1998, based on the estimated cost of the specific services provided by the Company. Such amounts are included in City guide and related revenue as well as recognized in sales and marketing expense in the accompanying consolidated statements of operations. Reciprocal noncash barter advertising on the Internet is not valued in the consolidated financial statements because of the immateriality of the associated costs and the indeterminable fair value.

                     TICKETMASTER ONLINE-CITYSEARCH, INC.

                               December 31, 1998

2.  Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

  The Company periodically reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (on an undiscounted basis) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Stock-based Compensation

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), suggests that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may use Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and disclose pro forma results of operations which would have resulted from recognizing such awards at their fair value. The Company will continue to account for stock-based compensation under APB 25 and make the required pro forma disclosures for compensation (see Note 7). Under APB 25 compensation expense is calculated based on the difference between the exercise price and the fair market value of the underlying stock on the date of grant. There was no compensation expense applicable under APB 25.

Reclassifications

  Certain reclassifications have been made to the prior years' balances to conform to the current year presentation.

3.  Computers, Software, Equipment and Leasehold Improvements

  Computers, software, equipment and leasehold improvements consisted of the following:

                                                                                    December 31,  January 31,
                                                                                        1998          1998
                                                                                    ------------  ------------
                                                                                         (in thousands)
  Computers and software..........................................................      $ 6,860         $ 532
  Furniture and fixtures..........................................................          141            20
  Leasehold improvements..........................................................          215            33
                                                                                        -------         -----
                                                                                          7,216           585
  Less accumulated depreciation and amortization..................................       (1,323)         (188)
                                                                                        -------         -----
                                                                                        $ 5,893         $ 397
                                                                                        =======         =====

  Depreciation and amortization expense was $1,136,000, $124,000 and $49,000 for the eleven month period ended December 31, 1998 and the years ended January 31, 1998 and 1997, respectively.

                     TICKETMASTER ONLINE-CITYSEARCH, INC.

                               December 31, 1998

4.  Income Taxes

  The provision (benefit) for income taxes consisted of the following:


                                                                                               Predecessor
                                                                                             ---------------
                                                                        Eleven Months          Year Ended
                                                                             Ended              January 31,
                                                                           December 31, ---------------------------
                                                                              1998          1998          1997
                                                                          ------------  ------------  -------------
                                                                                       (in thousands)
  Current:
     Federal............................................................       $2,624        $1,445          $(340)
     Foreign............................................................           82            --             --
     State..............................................................          754           395            (46)
                                                                               ------        ------          -----
                                                                                3,460         1,840           (386)
                                                                               ------        ------          -----
  Deferred:
     Federal............................................................         (478)          (13)            12
     State..............................................................          (31)           --             --
                                                                               ------        ------          -----
                                                                                 (509)          (13)            12
                                                                               ------        ------          -----
  Total income tax provision (benefit)..................................       $2,951        $1,827          $(374)
                                                                               ======        ======          =====

  The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:


                                                                             Eleven
                                                                          Months Ended    Years ended January 31,
                                                                          December 31,  --------------------------
                                                                              1998          1998          1997
                                                                          ------------  ------------  ------------
  Statutory federal income tax expense (benefit)........................         (35)%           34%         (34)%
  Tax provision for earnings included in Ticketmaster Corp.
    consolidated return.................................................           20            --           --
  Non-deductible goodwill amortization..................................           37            --           --
  State income tax expense (benefit)....................................           --             9           (6)
  Other.................................................................           (1)            1            2
                                                                                 ----          ----         ----
                                                                                   21%           44%         (38)%
                                                                                 ====          ====          ====

                     TICKETMASTER ONLINE-CITYSEARCH, INC.

                               December 31, 1998

4.  Income Taxes (continued)

    Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 are as follows (in thousands):

        Deferred tax liabilities
         Depreciation....................................................................          $    400
         Software development............................................................               824
                                                                                                   --------
        Total deferred tax liabilities...................................................             1,224

        Deferred tax assets
         Net operating loss carryforwards................................................            31,482
         Research and development carryforwards..........................................               468
         Vacation accruals...............................................................               250
         Deferred revenue................................................................               600
         Other...........................................................................               124
                                                                                                   --------
        Total deferred tax assets........................................................            32,924
        Valuation allowance..............................................................           (31,700)
                                                                                                   --------
                                                                                                   $     --
                                                                                                   ========

  Deferred taxes at January 31, 1998 were not significant. The valuation allowance increased by $1.7 million during the eleven month period. The valuation allowance recorded in connection with the CitySearch Merger was approximately $30 million. If the related deferred tax assets become realizable in the future, the reversal of the valuation allowance will be recorded as a reduction of goodwill. The Company had net operating loss carryforwards for federal and state income tax purposes at December 31, 1998 of approximately $78,704,000 which had been generated by CitySearch. The federal carryforwards expire principally in the period from 2010 to 2018, and the state carryforwards expire principally in 2003. Utilization of the net operating loss carryforwards is subject to limitations as a result of ownership changes as defined in the Internal Revenue Code. Furthermore, the net operating loss carryforwards, to the extent not otherwise limited, can only be used to offset the future taxable income of CitySearch.

                     TICKETMASTER ONLINE-CITYSEARCH, INC.

                               December 31, 1998

5.  Defined Contribution Plans

  Ticketmaster Online participates in the Ticketmaster Corp. 401(k) defined contribution plan (the 401(k) Plan), covering substantially all Ticketmaster Online employees, which contains an employer matching feature of 25% up to a maximum of 6% of the employee's compensation. Ticketmaster Online's contribution for the 401(k) Plan year ended December 31, 1997 was $12,000.

  In July 1997, CitySearch established a defined contribution plan for certain qualified employees as defined in the plan. Participants may contribute from 1% to 20% of pretax compensation subject to certain liabilities. The plan does provide for certain discretionary contributions by the Company as defined in the plan. No Company contributions were made for the year ended December 31, 1997. As a result of the merger, Ticketmaster Online employees will be incorporated into their balance from the 401(k) plan into the CitySearch plan.

6.  Related Party Transactions

  Ticketmaster Online was part of a consolidated group and, as such, had significant transactions with related entities.


  In connection with the Merger, the Company entered into a license agreement with Ticketmaster Corp. (the License Agreement) under which the Company is required to pay Ticketmaster Corp. a royalty based on a percentage of the net profit the Company derives from online ticket sales. Ticketing operations cost includes $1,519,000 of royalty fees incurred under the License Agreement for the eleven months ended December 31, 1998. Included in related party receivable is $346,000 representing unpaid ticketing revenue, net of amounts due to Ticketmaster Corp. for direct expenses and royalty fees under the License Agreement.

  Concurrently with the execution of the Merger Agreement, the Company received a $50 million loan from USAi in exchange for a convertible promissory note (Convertible Note). The Convertible Note, in the principal amount of $50 million, bore interest at a rate per annum of 7.00%. On December 10, 1998, the Company repaid the Convertible Note and paid total interest of $1,151,000 covering the period August 13 to December 31, 1998. Interest expense on the Convertible Note was $710,000 during the eleven month period ended December 31, 1998.


  On June 28, 1996, Ticketmaster Online entered into an agreement expiring on December 31, 2003, with an affiliate of its then majority shareholder, whereby in exchange for services rendered in connection with the development of Ticketmaster Online's Web site, Ticketmaster Online will pay royalties equaling 5% of net profit (as defined) from ticket convenience charges and 10% of net profit (as defined) from merchandise sold through its Web site (net of defined deductions). The agreement calls for an annual minimum royalty payment of $100,000 per year. Royalty expense incurred for the eleven month period ended December 31, 1998 and the years ended January 31, 1998 and 1997 amounted to $477,000, $138,000 and $50,000, respectively.


  Revenues from affiliated companies for the eleven month period ended December 31, 1998 and for the fiscal years January 31, 1998 and 1997, amounted to $491,000, $583,000 and $21,000, respectively, primarily for Web site development and support and license fee revenue. Included in related party receivables at December 31, 1998 was $467,000 receivable from these affiliated companies.

                     TICKETMASTER ONLINE-CITYSEARCH, INC.

                               December 31, 1998

7.  Stockholders' Equity and Stock Options

  Stockholders' equity reflects the exchange of 1,000 shares of Common Stock of Ticketmaster Online for 37,238,000 shares of CitySearch Common Stock (subsequently reclassified as Class A Common Stock of the Company) and the recording of the predecessor basis and outstanding shares of CitySearch Common Stock (subsequently reclassified as Class A Common Stock of the Company) in connection with the Merger. Holders of each share of Class A Common Stock have 15 votes. Each share of Class A Common Stock will automatically convert into one share of Class B Common Stock upon a "transfer," as defined, of such share except for transfers to certain parties. Holders of Class B Common Stock have rights in the Company's Restated Certificate of Incorporation similar to holders of Class A Common Stock except each share of Class B Common Stock carries one vote. Holders of Class C Common Stock have no voting rights. In December 1998, the Company completed its initial public offering of 8,050,000 shares of Class B Common Stock resulting in the receipt of net proceeds of $104,054,000.

Preferred Stock

  The Company is authorized to issue 2,000,000 shares of Preferred Stock. The Board of Directors is authorized, subject to limitations prescribed by Delaware law, to provide for the issuance of shares of Preferred Stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the powers, designations, preferences and rights of the shares of each wholly unissued series and designate any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders.

1996 Stock Option Plan

  The CitySearch 1996 Stock Option Plan (1996 Stock Plan) authorized members of management to grant non-statutory stock options or incentive stock options to employees and consultants of the Company and its subsidiaries. As of December 31, 1998 the maximum number of shares of Common Stock to be issued under the Plan was 5,500,000 shares. Options granted under the 1996 Stock Plan are exercisable at various dates over their ten-year life and vest principally 25% after the first year and ratably over the remaining vesting period which is generally another three years. At December 31, 1998 there were options to purchase 3,247,587 shares of the Company's Class A Common Stock outstanding at a weighted average exercise price of $4.79 per share. Options to purchase 114,432 shares of Class A Common Stock were available for future grants at December 31, 1998.

1998 Stock Option Plan

  The Company has adopted the 1998 Stock Plan and reserved 4,000,000 shares of Class B Common Stock of the Company for issuance thereunder. The 1998 Stock Plan provides for the grant of incentive stock options to employees (including officers and employee directors) and for the grant of nonstatutory stock options and stock purchase rights ("SPRs") to employees, directors and consultants. Unless terminated sooner, the 1998 Stock Plan will terminate automatically in September 2008. At December 31, 1998, there were options to purchase 650,000 shares of the Company's Class B Common Stock outstanding at a weighted average exercise price of $19.76 per share. Options to purchase 3,350,000 shares of Class B Common Stock were available for future grants at December 31, 1998.

                     TICKETMASTER ONLINE-CITYSEARCH, INC.

                               December 31, 1998

7.  Stockholders' Equity and Stock Options (continued)

1998 Employee Stock Purchase Plan

  The Company has adopted the Purchase Plan and reserved an aggregate of 1,000,000 shares of Class B Common Stock thereunder. The number of shares reserved will be increased automatically each year on the first day of the of the Company's fiscal year beginning in 2000 by an amount equal to (i) 200,000 shares of Class B Common Stock or (ii) a lesser amount determined by the Board of Directors. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. Each offering period under the Purchase Plan will run for six months, other than the initial offering period, which commenced in December 1998 and will end on August 14, 1999. Thereafter, new six-month offering periods will commence each February 15 and August 15.

Stock Option Table

  The following table summarizes certain information related to options for Common Stock:


                                                                                                           Weighted
                                                                                                           Average
                                                              Number of                                    Exercise
                                                                Shares            Price Per Share           Price
                                                           ----------------  --------------------------  ------------
                                                            (in thousands)
Options assumed in Merger................................       3,905             $0.10 to $ 8.67           $ 3.66
    Granted during the period September 29
     and December 31, 1998...............................         938              8.67 to  32.69            16.35
    Forfeited............................................        (124)             0.50 to   8.67             4.23
    Exercised............................................        (821)             0.10 to   0.75             9.19
                                                                -----             ---------------           ------
Outstanding at December 31, 1998.........................       3,898             $0.10 to $32.69           $ 7.28
                                                                =====

   Additional information with respect to outstanding options as of December 31, 1998 is as follows:


                                           Options Outstanding                           Options Exercisable
                          -----------------------------------------------------  -----------------------------------
                                                                  Weighted-
                                                Weighted-          Average                             Weighted-
                                                 Average          Remaining                             Average
        Range of              Number of          Exercise        Contractual         Number of          Exercise
    Exercise Prices            Shares             Price              Life             Shares             Price
------------------------  -----------------  ----------------  ----------------  -----------------  ----------------
                           (in thousands)                                         (in thousands)
    $0.10 to $2.00             1,111             $ 1.19              8.14               705              $1.14
     3.00 to  7.00             1,656               6.15              9.40               692               6.59
     8.00 to 32.69             1,131              14.93              9.86                40               8.15
     -------------             -----                                                  -----
     0.10 to 32.69             3,898                                                  1,437
                               =====                                                  =====

                     TICKETMASTER ONLINE-CITYSEARCH, INC.

                               December 31, 1998

7.  Stockholders' Equity and Stock Options (continued)

Stock Option Table (continued)

  Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information includes options granted subsequent to the Merger using the Black-Scholes method at the date of grant based on the following assumptions:

                                                                                     1998
                                                                               ----------------
Expected life (years)                                                               1 year
Risk-free interest rate......................................................        5.14%
Dividend yield...............................................................          --
Volatility...................................................................          75%

  This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                                                               Eleven Months Ended
                                                                                                December 31,  1998
                                                                                                ------------------
                                                                                                  (in thousands)
Net loss, as reported............................................................                   $(17,219)
Pro forma net loss...............................................................                    (17,479)
Basic and diluted historical loss per share......................................                   $  (0.38)
Pro forma basic and diluted loss per share.......................................                      (0.39)

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts as the options include only three months of grants from the date of the Merger. Additional awards in future years are anticipated. The weighted-average fair value of options granted during the eleven month period ended December 31, 1998 was $8.65, for options granted with an exercise price equal to the deemed fair market value, at the date of grant, of the underlying Common Stock.

8. Commitments

Leases

  The Company has noncancelable capital lease obligations for computers and equipment and leases its facilities and other office equipment under noncancelable operating lease agreements expiring through 2004. Certain of the Company's leases provide for free rent and escalations. The Company is responsible for other costs such as property taxes, insurance, maintenance and utilities.

                     TICKETMASTER ONLINE-CITYSEARCH, INC.

                               December 31, 1998

8. Commitments (continued)

Leases (continued)

  The following is a schedule of future minimum lease payments at December 31, 1998:

                                                                                       Operating    Capital
                                                                                         Leases      Leases
                                                                                       ----------  ----------
                                                                                           (in thousands)
Year ended December 31:
     1999                                                                                  $1,219      $1,599
     2000                                                                                   1,189         967
     2001                                                                                   1,095         207
     2002                                                                                     342          23
     2003                                                                                     252          --
     Thereafter......................................................................         112          --
                                                                                           ------      ------
                                                                                           $4,209       2,796
                                                                                           ======
  Less amount representing interest..................................................                    (383)
                                                                                                       ------

  Net present value of net minimum lease payments (including approximately
    $1,331 payable currently)........................................................                  $2,413
                                                                                                       ======

  During the eleven month period ended December 31, 1998 and the years ended January 31, 1998 and 1997, rent expense allocated from Ticketmaster Corp. and related to other leased facilities amounted to $593,000 and $149,000 and $42,000, respectively. The total costs and accumulated amortization of equipment under capital leases amounted to $2,769,000 and $360,000 respectively, as of December 31, 1998.


9.  Subsequent Events

Acquisition of CityAuction, Inc.

  On January 8, 1999, the Company agreed to acquire CityAuction, Inc., a person-to-person online auction community. Under the terms of the agreement, the Company will issue approximately 800,000 shares of Class B Common Stock in exchange for all the outstanding capital stock of CityAuction, Inc. The agreement is subject to certain customary closing conditions, including the approval of both companies' stockholders.

10.  Subsequent Events  Unaudited

Merger with Lycos

  On February 8, 1999, USAi, Lycos, Inc. (Lycos) and the Company entered into agreements to combine USAi's electronic commerce and internet capital assets with the businesses of Lycos and the Company to form a new company to be named USA/Lycos Interactive Networks, Inc. (USA/Lycos). Under the transaction agreements, the Company and Lycos will each merge with subsidiaries of USA/Lycos followed immediately by the contribution by USAi to USA/Lycos of the Home Shopping Network, Ticketmaster Corporation (excluding TM Realty) and Internet Shopping Network/First Auction. Upon completion of the transaction, based on the expected initial ownership of USA/Lycos on an adjusted fully diluted basis,

                     TICKETMASTER ONLINE-CITYSEARCH, INC.

                               December 31, 1998

10.  Subsequent Events  Unaudited (continued)

Merger with Lycos (continued)

USAi will own 61.5%, former Lycos shareholders will own 30% and the Company's former shareholders other than USAi will own 8.5% of the USA/Lycos Common equity. Assuming all holders of Company Class A Common Stock convert their shares into shares of Company Class B Common Stock prior to the closing, USAi will own approximately 96% of the USA/Lycos combined voting power.

In addition to USA/Lycos common shares, each party (except for holders of Company Class A Common Stock) will receive shares of convertible preferred stock of USA/Lycos. The preferred stock will be convertible into additional common stock of USA/Lycos at the 39-month anniversary of the closing of the transaction if the weighted average of the total fair market value of USA/Lycos exceeds $25 billion. If the weighted average of the total fair market value of USA/Lycos is equal to $45 billion or more, the preferred stock would convert into the maximum number of shares of USA/Lycos common stock, following which the Lycos stockholders would own 35%, the Company stockholders would own 8.7% and USAi would own 56.3% of the USA/Lycos equity, based on the expected initial capitalization of USA/Lycos.

The parties have also entered into option agreements, which under certain circumstances provide USAi and the Company with the right to acquire, in the aggregate, up to 19.9% of the outstanding Lycos common stock.

The transaction is subject to various approvals, including a vote of the Lycos shareholders, and is expected to close in the summer of 1999.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                               Balance
                                                Balance at   Transferred    Charged to    Charged to                  Balance at
                                                Beginning      at the       Costs and       Other                      End of
                                                of Period      Merger        Expenses      Accounts     Deductions     Period
                                               ----------    -----------    ----------    ----------    ----------    ----------
Eleven months ended December 31, 1998           $    --       $ 68,400       $125,200      $85,900     $221,700(a)     $57,800

--------------------
(a) Represents amounts written off against the allowance for doubtful accounts, net of recoveries and reversals.

                               INDEX TO EXHIBITS

                                                                                                       Notes:
                                                                                                       ------
      2.1        Agreement and Plan of Reorganization, among CitySearch, Inc., MB Acquisition          (A)*
                 Corporation, MetroBeat, Inc., Mark Davies and Joshua White, dated May 31, 1996.
      2.2        Amended and Restated Agreement and Plan of Reorganization, among CitySearch,          (A)
                 Inc., Tiberius, Inc., USA Networks, Inc., Ticketmaster Group, Inc.,
                 Ticketmaster Corporation and Ticketmaster Multimedia Holdings, Inc., dated
                 August 12, 1998.
      2.3        Agreement and Plan of Reorganization, dated as of January 8, 1999, by and               +
                 among Ticketmaster Online-CitySearch, Inc., Nero Acquisition Corporation,
                 CityAuction, Inc., Andrew Rebele and Monica Lee, as amended.
      2.4        Agreement and Plan of Reorganization, dated as of February 8, 1999, by and            (E)
                 among USA Networks, Inc., Ticketmaster Online-CitySearch, Inc., Lycos, Inc.,
                 USA Interactive Inc., Lemma, Inc. and Tycho, Inc. (the "Merger Agreement"),
                 including Form of Certificate of Designations, Preferences and Rights of
                 Series A Convertible Redeemable Preferred Stock of USA/Lycos Interactive
                 Networks, Inc. (Exhibit B to the Merger Agreement)
      2.5        Contribution Agreement, dated as of February 8, 1999, by and among USA                (E)
                 Networks, Inc., USANi LLC and USA Interactive Inc.
      2.6        Stock Option Agreement, dated February 8, 1999, between Lycos, Inc. and USA           (E)
                 Networks, Inc. (Exhibit A-1 to the Merger Agreement)
      2.7        Stock Option Agreement, dated February 8, 1999, between Lycos, Inc. and               (E)
                 Ticketmaster Online-CitySearch, Inc. (Exhibit A-2 to the Merger Agreement)
      3.1        Amended and Restated Certificate of Incorporation, as currently in effect.            (A)
      3.2        Form of Amended and Restated Certificate of Incorporation, to be effective            (C)
                 immediately prior to the consummation of the offering.
      3.3        Amended and Restated Bylaws.                                                          (C)
      4.1        Specimen Class B Common Stock Certificate.                                            (C)
     10.1        Form of Indemnification Agreement for directors and officers.                         (A)
     10.2        1996 Stock Option Plan and form of agreement thereunder.                              (C)
     10.3        1998 Stock Option Plan and form of agreement thereunder.                              (C)
     10.4        1998 Employee Stock Purchase Plan.                                                    (D)
     10.5        License Agreement between CitySearch, Inc. and Perly, Inc., dated March 9,            (A)*
                 1996.
     10.6        Marketing Agreement between CitySearch, Inc, and American Express Travel              (A)*
                 Related Services Company, Inc., dated May 26, 1998.
     10.7        Employment Agreement between CitySearch, Inc. and Charles Conn, dated May 9,          (A)
                 1996.
     10.8        Unanimous Shareholder Agreement between Tele-Direct (Services), Inc.,                 (A)*
                 Metroland Printing, Publishing & Distributing Ltd., CitySearch Canada, Inc.
                 and 1310818 Ontario, Inc., dated August 31, 1998.
     10.9        Limited Partnership Agreement between Metroland Printing, Publishing &                (A)*
                 Distributing Ltd., 1310818 Ontario Inc., CitySearch Canada, Inc., TeleDirect
                 (Services), Inc., Tele-Direct (Publications), Inc., CitySearch, Inc. and
                 Torstar Corporation, dated August 31, 1998.

                                                                                                       Notes:
                                                                                                       ------
     10.10       Amended and Restated License and Services Agreement between CitySearch, Inc.          (A)*
                 and CitySearch Canada, Inc., dated August 31, 1998.
     10.11       Sublicense and Services Agreement between CitySearch Canada, Inc., and                (A)*
                 toronto.com, dated August 31, 1998.
     10.12       Non-competition Agreement between Toronto Star Newspapers Ltd., TeleDirect            (A)*
                 (Services), Inc., CitySearch Canada, Inc. and Metroland Printing, Publishing &
                 Distributing Ltd., dated August 31, 1998.
     10.13       Lease Agreement by and between CitySearch, Inc. and West End Land Development         (A)
                 Co., L.P., dated November 7, 1996.
     10.14       Standard Form of Lease, Aeriel Center Executive Park, between Pizzagalli              (A)
                 Investment Company and CitySearch, Inc., dated May 8, 1996.
     10.15       Standard Office Lease between CitySearch, Inc. and Sage Realty Corporation,           (A)
                 dated May 6, 1997.
     10.16       Standard Office Lease between CitySearch, Inc. and H. Naito Corporation, dated        (A)
                 March 6, 1997.
     10.17       Standard Office Lease between CitySearch, Inc. and Brazos Austin Centre, Ltd.,        (A)
                 dated August 15, 1996
     10.18       Standard Office Lease between CitySearch, Inc. and Judge Building Group, dated        (A)
                 September 10, 1996.
     10.19       Standard Office Lease between CitySearch, Inc. and Sobel Building Development,        (A)
                 dated May 31, 1996.
     10.20       Standard Office Lease between CitySearch, Inc. and BPG Pasadena, L.L.C. (later        (A)
                 assigned to Spieker Properties), dated September 30, 1996.
     10.21       Lease Agreement between CitySearch, Inc. and Securities Properties Investors          (A)
                 II, L.P. dated May 13, 1998.
     10.22       Employment Agreement between CitySearch, Inc. and Thomas Layton, dated July 2,        (A)
                 1997.
     10.23       License and Services Agreement between CitySearch, Inc. and Classified                (A)*
                 Ventures, L.L.C.
     10.24       Convertible Promissory Note issued to CitySearch, Inc., by USA Networks, Inc.,        (A)
                 dated August 12, 1998.
     10.25       Non-Competition Agreement between CitySearch, Inc., Ticketmaster Corporation,         (A)
                 Ticketmaster, Multimedia Holdings, Inc., and Charles Conn, dated August 12,
                 1998.
     10.26       Non-Competition Agreement between CitySearch, Inc., Ticketmaster Corporation,         (A)
                 Ticketmaster, Multimedia Holdings, Inc., and Thomas Layton, dated August 12,
                 1998.
     10.27       Letter Agreement Between N2K Inc. and Ticketmaster Ticketing Co., Inc., dated         (B)*
                 April 23, 1998, as amended by a Letter Agreement by and between the parties, dated June 16, 1998.
     10.28       Development and Services Agreement between Ticketmaster Corporation,                  (A)
                 Ticketmaster Multimedia Holdings, Inc. and Starwave Corporation, dated June
                 28, 1996.
     10.29       License and Services Agreement between Ticketmaster Corporation, Ticketmaster         (A)*
                 Multimedia Holdings, Inc., and USA Networks, Inc., dated August 12, 1998.
     10.30       Employment Agreement between Ticketmaster Online  CitySearch, Inc. and Robert           +
                 Perkins dated November 25, 1998.

                                                                                                       Notes:
                                                                                                       ------
     10.31       Employment agreement between Ticketmaster-Online  CitySearch, Inc. and David            +
                 Hagan dated November 27, 1998.
     21.1        Subsidiaries of the Registrant.                                                       (A)
     23.1        Consent of Independent Auditors.                                                        +
     24.1        Power Of Attorney (see page 49).                                                        +
     27.1        Financial Data Schedule.                                                                +

______________________________

+  Filed herewith.
* Confidential treatment has been granted with respect to portions of this exhibit.

(A) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 333-64855) filed with the Commission on September 30, 1998.

(B) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 333-64855) filed with the Commission on October 19, 1998.

(C) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 333-64855) filed with the Commission on November 6, 1998.

(D) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 333-64855) filed with the Commission on November 20, 1998.

(E) Incorporated by reference to exhibits filed in response to Item 7, "Exhibits," of the Report on Form 8-K filed by USA Networks, Inc. (File No. 000-20570) with the Commission on February 26, 1999.