Form 10-Q
period 1999-03-31
TICKETMASTER ONLINE CITYSEARCH INC
filed 1999-05-17
CIK 1006637

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            _______________________

                                   FORM 10-Q
                            _______________________
(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 1999

                                       OR

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

Commission file number:  ________

                     TICKETMASTER ONLINE - CITYSEARCH, INC.

             (Exact name of registrant as specified in its charter)

    DELAWARE                                                95-4546874
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification  Number)

            790 E. Colorado Boulevard, Suite 200, Pasadena, CA 91101

                            ________________________

                    (Address of principal executive offices)

                        Telephone Number (626) 405-0050

              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X        No  ______
                -----

As of March 31, 1999 there were 9,238,109 shares of the Registrant's Class B Common Stock outstanding.

================================================================================

                     TICKETMASTER ONLINE - CITYSEARCH, INC.

                                   FORM 10-Q

                                     INDEX
                                                                           Page
                                                                            No.
                                                                           ----
PART I - FINANCIAL INFORMATION..........................................     3
   Item 1. Financial Statements (unaudited).............................     3
   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................     8
   Item 3. Quantitative and Qualitative Disclosures about Market Risk...    11

PART II - OTHER INFORMATION.............................................    13
   Item 1. Legal Proceedings............................................    13
   Item 6. Exhibits and Reports on Form 8-K.............................    13
   SIGNATURES...........................................................    14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (In thousands, except share and per share data)


                                    ASSETS                                             March 31,            December 31,
                                                                                          1999                 1998
                                                                                       -----------         -------------
Current assets:                                                                        (unaudited)         (see note 1)
   Cash and cash equivalents..................................................           $ 99,284             $106,910
   Accounts receivable (net of allowance for doubtful accounts of $175 and $58              1,160                1,249
       respectively)..........................................................
   Related party receivable...................................................                278                  813
   Due from licensees.........................................................              2,647                1,440
   Prepaid expenses...........................................................              1,109                  777
                                                                                         --------             --------
       Total current assets...................................................            104,478              111,189
Computers, software, equipment and leasehold improvements, net................              6,140                5,893
Goodwill and other intangibles, net...........................................            315,798              299,643
                                                                                         --------             --------
       Total assets...........................................................           $426,416             $416,725
                                                                                         ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...........................................................           $  2,479             $  2,734
   Accrued expenses...........................................................              3,992                4,551
   Deferred revenue...........................................................              1,643                1,882
   Related party payable......................................................              1,020                   --
   Current portion of capital lease obligations...............................              1,169                1,331
                                                                                         --------             --------
       Total current liabilities..............................................             10,303               10,498
Other long-term liabilities...................................................              1,828                1,557
Capital lease obligations, net of current portion.............................                940                1,082
Stockholders' equity:
   Class A Common Stock, $0.01 par value:
       Authorized shares --100,000,000 at March 31, 1999
       Issued and outstanding--63,291,653 and 63,156,226 at December 31, 1998
        and March 31, 1999, respectively......................................                632                  633
   Class B Common Stock--$0.01 par value;
       Authorized shares--250,000,000 at March 31, 1999
       Issued and outstanding--8,167,000 and 9,238,109 at December 31, 1998
        and March 31, 1999, respectively......................................                 92                   82
   Class C Common Stock--$0.01 par value:
       Authorized shares--2,883,506 at March 31, 1999
       Issued and outstanding--none...........................................                 --                   --
   Additional paid-in capital.................................................            446,398              418,918
   Accumulated deficit........................................................            (33,777)             (16,045)
                                                                                         --------             --------
       Total stockholders' equity.............................................            413,345              403,588
                                                                                         --------             --------
          Total liabilities and stockholders' equity..........................           $426,416             $416,725
See accompanying notes.

                     TICKETMASTER ONLINE-CITYSEARCH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                          Three Months Ended March 31,
                                                                                         -----------------------------
                                                                                           1999                 1998
                                                                                         --------              -------
Revenues:                                                                                    (unaudited)
   Ticketing operations.......................................................           $  9,386              $ 2,237
   Sponsorship and advertising................................................              1,032                  917
   City guide and related.....................................................              5,553                   --
                                                                                         --------              -------
       Total revenues.........................................................             15,971                3,154
Operating costs and expenses
   Ticketing operations.......................................................              6,851                1,377
   City guide and related.....................................................              4,607                   --
   Sales and marketing........................................................              6,200                  225
   Research and development...................................................              1,933                   --
   General and administrative.................................................              3,287                  515
   Amortization of goodwill...................................................             11,976                   --
                                                                                         --------              -------
       Total costs and expenses...............................................             34,854                2,117
                                                                                         --------              -------
Income (loss) from operations.................................................            (18,883)               1,037
Interest income (expense) net.................................................              1,200                   --
                                                                                         --------              -------
Income (loss) before income taxes.............................................            (17,683)               1,037
Income tax provision..........................................................                 57                  452
                                                                                         --------              -------
Net income (loss).............................................................           $(17,740)             $   585
                                                                                         ========              =======
Basic and diluted net income (loss) per share.................................           $  (0.25)             $  0.02
                                                                                         ========              =======
Shares used to compute basic and diluted net income (loss) per
 share........................................................................             71,555               37,238

                            See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                          Three Months Ended March 31,
                                                                                         -----------------------------
                                                                                           1999                  1998
                                                                                         --------                -----
Operating activities                                                                          (unaudited)
Net income (loss)                                                                        $(17,740)               $ 585
Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities:
       Depreciation and amortization..........................................             12,854                   39
       Changes in operating assets and liabilities:
          Accounts receivable.................................................                 89                  (79)
          Related party receivable............................................                536                   --
          Due from licensees..................................................             (1,207)                  --
          Prepaid expenses....................................................               (276)                  63
          Accounts payable....................................................             (1,083)                  (5)
          Accrued expenses....................................................               (419)                  57
          Related party payable...............................................              1,020                   --
          Deferred revenue....................................................                 33                    2
                                                                                         --------                -----
              Net cash provided by (used in) operating activities.............             (6,193)                 662
Investing activities
Capital expenditures..........................................................             (1,013)                 (25)
                                                                                         --------                -----
              Net cash used in investing activities...........................             (1,013)                 (25)
Financing activities
   Net distributions to Ticketmaster Corp.....................................                 --                 (637)
   Net proceeds from exercise of options and warrants.........................                296                   --
   Costs of initial public offering...........................................               (336)                  --
   Payments on capital leases.................................................               (393)                  --
                                                                                         --------                -----
          Net cash provided by (used in) financing activities.................               (433)                (637)
                                                                                         --------                -----
Net cash acquired in CityAuction Merger.......................................                 13                   --
                                                                                         --------                -----
Net increase (decrease) in cash and cash equivalents..........................             (7,626)                  --
Cash and cash equivalents at beginning of period..............................            106,910                   --
                                                                                         --------                -----
Cash and cash equivalents at end of period....................................           $ 99,284                $  --
                                                                                         ========                =====
Supplemental statement of cash flow information:
Noncash investing and financing information:
       Acquisition of CityAuction, Inc.
            Fair value of assets acquired (including cash and cash equivalents           $ 28,223
            of $13 and goodwill)..............................................
       Less:
            Fair value of liabilities assumed.................................              1,023
            Issuance of Class B Common Stock..................................             27,200
                                                                                         --------
                Cash paid.....................................................           $     --
                                                                                         ========

                            See accompanying notes.

                     Ticketmaster Online-CitySearch, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

Note 1 -- The Company and Summary of Significant Accounting Policies

Description of Business

     Ticketmaster Online-CitySearch, Inc. (the "Company") has combined CitySearch and Ticketmaster Online to create a leading provider of local city guides, local advertising and live event ticketing on the Internet. The Company is integrating its local CitySearch city guides with its Ticketmaster Online live events ticketing and merchandise distribution capabilities to offer online ticketing, merchandise, electronic coupons and other transactions to a broader audience of consumers.

Basis of Presentation

     Prior to the Merger (as defined below), Ticketmaster Multimedia Holdings, Inc. (the predecessor company) ("Ticketmaster Online") was a wholly owned subsidiary of Ticketmaster Corporation ("Ticketmaster Corp."). Ticketmaster Corp. is a wholly owned subsidiary of Ticketmaster Group, Inc. ("Ticketmaster Group"), which is a wholly owned subsidiary of USA Networks, Inc. ("USAi").

     In July 1997, USAi acquired a controlling interest in Ticketmaster Group through the issuance of shares of USAi common stock (the "Ticketmaster Acquisition"). In June 1998, USAi completed its acquisition of Ticketmaster Group in a tax-free merger (collectively with the Ticketmaster Acquisition, the "Ticketmaster Transaction"), pursuant to which each outstanding share of Ticketmaster Group common stock not owned by USAi was exchanged for 1.126 shares of USAi common stock. A portion of the Ticketmaster Group acquisition cost has been allocated to the assets acquired and liabilities assumed of Ticketmaster Online based on the fair value of the respective portion of Ticketmaster Online acquired in the Ticketmaster Transaction.

     On September 28, 1998, pursuant to an Amended and Restated Agreement and Plan of Reorganization dated as of August 12, 1998 (the "Merger Agreement"), by and among CitySearch, Inc. ("CitySearch"), USAi, Ticketmaster Group, Ticketmaster Online and Tiberius, Inc., a wholly-owned subsidiary of CitySearch, Tiberius was merged with and into Ticketmaster Online, with Ticketmaster Online continuing as the surviving corporation and as a wholly-owned subsidiary of CitySearch (the "Merger"). In connection with the Merger Agreement, all issued and outstanding shares of Ticketmaster Online's Common Stock held by Ticketmaster Corp. were converted into an aggregate of 37,238,000 shares of CitySearch Common Stock and such shares were subsequently reclassified as Class A Common Stock of the Company. The Merger was accounted for using the "reverse purchase" method of accounting, pursuant to which Ticketmaster Online was treated as the acquiring entity for accounting purposes, and the assets acquired and liabilities assumed of CitySearch were recorded at their respective fair values. The accompanying financial statements prior to the Merger reflect the financial position, results of operations and cash flows of Ticketmaster Online. The accompanying financial statements, subsequent to the Merger, include the assets and liabilities of CitySearch and the results of operations of CitySearch from September 29, 1998.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

     Pro Forma Financial Data (Unaudited)

     The following unaudited pro forma information presents a summary of results of the Company assuming the Merger, the Ticketmaster Transaction and the tender offer by USAi to purchase shares of Common Stock from CitySearch stockholders in connection with the Merger had occurred as of January 1, 1998, with pro forma adjustments to give effect to amortization of goodwill, certain other adjustments to conform to the terms of the License and Services Agreement dated August 12, 1998 by and among Ticketmaster Corp., Ticketmaster Online and USAi (the "Ticketmaster License Agreement"), and the related income tax effects. The pro forma information also gives effect to the Company's change in year end from January 31, to December 31. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effective on January 1, 1998.

                                                     Three Months Ended
                                                        March 31, 1998
                                                     -------------------
                                                        (in thousands)
Revenues........................................           $  6,245
Net loss........................................           $(18,974)
Net loss per share..............................           $   (.31)

Basic and Diluted Earnings (Loss) per Share

     Basic earnings (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of Common Stock outstanding during the period. Diluted earnings (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants and other convertible securities. Basic and diluted earnings (loss) per share are the same for the three months ended March 31, 1999 because the effects of outstanding stock options are antidilutive. Basic and dilutive earnings (loss) per share are the same for the three months ended March 31, 1998 because there were no dilutive securities outstanding during those periods.

     The number of shares used in computing basic and diluted earnings (loss) per share for the three months ended March 31, 1998 represent the number of shares of CitySearch Common Stock exchanged in the Merger.

Reclassifications

Certain reclassifications have been made to the prior year's balances to conform to the current year presentation.

Note 2 -- Business Combinations

Acquisition of CityAuction, Inc.

     On March 29, 1999, the Company completed the acquisition of CityAuction, Inc. ("CityAuction"), a person-to-person online auction community. In connection with the acquisition, the Company issued an aggregate of approximately 800,000 shares of its Class B Common Stock for all the outstanding capital stock of CityAuction, Inc. representing an aggregate purchase price of $27.2 million. The acquisition was accounted for using the purchase method of accounting which resulted in $28.2 million of goodwill that will be amortized over 5 years. The results of operations of CityAuction are included in the accompanying statement of operations from the date of acquisition.

Merger with Lycos

     On February 8, 1999, USAi and USANi LLC, Lycos, Inc. ("Lycos"), the Company, USA Interactive, Inc. ("Newco") and two wholly-owned subsidiaries of Newco entered into agreements relating to the combination of Lycos, the Company and certain of USAi's assets in an entity to be controlled by USAi. On May 12, 1999, the parties jointly announced that they had agreed by mutual consent to terminate these agreements. The agreement terminating the transaction requires Lycos to pay $25.5 million to USAi and $9.5 million to the Company if prior to July 15, 1999, Lycos enters into an agreement with respect to or under certain circumstances, becomes subject to, certain acquisition proposals. In addition, subject to certain exceptions, USAi and the Company each has agreed that until July 15, 1999 it will not acquire Lycos stock or make any proposals to acquire Lycos.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related Notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth below and elsewhere in this report.

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

Operating Losses

     The Company incurred a net loss of $17.7 million for the three months ended March 31, 1999 and, earned net income of $585,000 for the three months ended March 31, 1998. At March 31, 1999, the Company had an accumulated deficit of $33.8 million.

Results of Operations

     Ticketing Operations Revenues. Ticketing operations revenues were $9.4 million and $2.2 million for the three months ended March 31, 1999 and 1998, respectively. The increase is primarily attributable to a significant increase in the number of tickets sold (from 433,000 to 1,615,000 to tickets), and a 10.6% increase in average convenience charge revenue per ticket.

     Sponsorship and advertising revenues.   Sponsorship and advertising
revenues were $1.0 million and $900,000 for the three months ended March 31, 1999 and 1998, respectively. The increase was primarily attributable to an increase in sponsorship and promotion activity with strategic marketing partners.

     City Guide and Related Revenue. City guide and related revenues were $5.6 million for the three months ended March 31, 1999 representing the CitySearch city guide and related revenue of the CitySearch business acquired.

     Ticketing Operations Expenses. Ticketing operations expenses consist primarily of expenses associated with ticket fulfillment, Web site design and layout, service and network infrastructure maintenance and data communications. Ticketing operations expenses were $6.9 million and $1.4 million for the three months ended March 31, 1999 and 1998, respectively. Ticketing operations expenses are primarily variable in nature and have increased during the periods presented in conjunction with the increase in ticketing operations revenue and will continue to increase in future periods to the extent ticketing operations revenues increase during such periods. In addition, the Company expects that ticketing operations expenses will increase as a percentage of ticketing revenues as a result of expenses associated with the Ticketmaster License Agreement.

     City Guide and Related Expenses. City guide and related expenses consist primarily of the expenses associated with the design, layout, photography, customer service and editorial resources used in the production and maintenance of business Web sites and editorial content, network infrastructure maintenance and the costs of consulting services in partner-led markets. City guide and related expenses are expensed as incurred. City guide and related expenses are primarily variable in nature and will continue to increase in future periods to the extent city guide and related sales increase and to the extent new cities are added to the network during such periods.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of costs related to the compensation of sales and marketing personnel, advertising and travel. Sales and marketing expenses were $6.2 million and $225,000 for the three months ended March 31, 1999 and 1998, respectively. The increase for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is due primarily to the sales and marketing costs of CitySearch for the three months March 31, 1999 amounting to $5.8 million and increased salary related costs and operating support costs associated with the growth in sales and marketing activities. The Company expects that sales and marketing expenses will increase in absolute dollars and as a percentage of revenue as new cities are added to the network.

     Research and Development Expenses. Research and development expenses include the costs to develop, test and upgrade the Company's online service and the enterprise management systems. These costs consist primarily of salaries for product development personnel, contract labor expense, consulting fees, software licenses, hardware costs and recruiting fees. Research and development expenses were $1.9 million for the three months ended March 31, 1999 which represents primarily the research and development cost of CitySearch. The Company believes that timely deployment of new and enhanced products and technology is critical to attaining its strategic objectives and to remaining competitive. Accordingly, the Company intends to continue recruiting and hiring experienced research and development personnel and making other investments in research and development. As such, the Company expects that research and development expenditures will increase in absolute dollars in future periods. The Company has expensed research and development costs as incurred.

     General and Administrative Expenses. General and administrative expenses consist primarily of administrative and executive personnel costs. General and administrative expenses were $3.3 million and $515,000 for the three months ended March 31, 1999 and 1998, respectively. The substantial increase for the three month period ended March 31, 1999 was due primarily to general and administrative expenses of CitySearch amounting to $2.4 million. The Company expects that general and administrative expenses will increase in absolute dollars.

     Interest Income, Net. Net interest income consists primarily of interest earned on the Company's cash and cash equivalents, less interest expense on capital lease obligations. The Company had net interest income of $1.2 million for the three months ended March 31, 1999. The Company invests its cash balances in short-term investment grade, interest-bearing securities.

     Income Taxes. The provision for income taxes was $57,000 and $452,000 for the three months ended March 31, 1999 and 1998, respectively. The Company's effective tax rate differs from the statutory federal income tax rate, primarily as a result of state income taxes and operating losses not benefited. The Company expects that any taxable income for 1998 and 1999 will be offset by the expected future net operating losses of CitySearch, resulting in a nominal tax provision. However, net operating loss carryforwards of CitySearch existing at the Merger date will not be available to further offset taxable income of the Company.

Liquidity and Capital Resources

     Net cash used in operating activities was $6.2 million for the three months ended March 31, 1999 and net cash provided by operating activities was $662,000 for the three months ended March 31, 1998.

     Net cash used in investing activities was $1.0 million and $25,000 for the three months ended March 31, 1999 and March 31, 1998, respectively. Net cash used in investing activities in these periods consisted primarily of capital expenditures for computers, software, equipment and leasehold improvements. Net cash used in financing activities was $433,000 and $637,000 for the three months ended March 31, 1999 and 1998, respectively.

     At March 31, 1999, the Company's cash and cash equivalents were $99.3 million. Existing cash and cash equivalents are expected to be sufficient to meet working capital and capital expenditures requirements for at least the next 12 months. Thereafter, the Company may be required to raise additional funds.
No assurance can be given that the Company will not be required to raise additional financing prior to such time. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to the Company or its stockholders. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company and its wholly-owned subsidiary, CityAuction, Inc., have been named as defendants in a lawsuit brought by Snap!, LLC ("Snap"). Snap alleges that CityAuction breached its promotional agreement with Snap by failing to make a payment for $125,000, failing to give Snap notice before being acquired by the Company, failing to provide Snap the opportunity to negotiate an alternative transaction, refusing to provide financial information to Snap, and that CityAuction breached its obligations under a Warrant Purchase Agreement. Snap further alleges that the Company intentionally interfered with Snap's contractual relationship with CityAuction by inducing CityAuction to breach the promotional agreement and Warrant Purchase Agreement. Snap's complaint seeks specific performance, and actual, consequential and punitive damages from the defendants. The action is pending in San Francisco Superior Court. Snap's attempts to seek injunctive relief were unsuccessful. The Company's motion to strike certain portions of the complaint was denied, and the defendants' answer is not yet due. Discovery has recently commenced.

Item 2.  Changes in Securities and Use of Proceeds

     (c) Sales of Unregistered Securities

     In March 1999, the Company issued an aggregate of 121,797 shares of Class B Common Stock at $34 per share as part of the consideration for the CityAuction acquisition. The shares were issued to the following shareholders of
CityAuction: Charter Ventures III, LLC, GCA Investments '98 and John Montgomery. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act, or Regulation D promugated thereunder, as transactions by an issuer not involving a public offering.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits


     27.1  Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 17, 1999           TICKETMASTER ONLINE - CITYSEARCH, INC.



                              By:  /s/ Charles Conn
                                  --------------------------------
                                  Charles Conn
                                  Chief Executive Officer
                                  (Principal Executive Officer)


                              By:   /s/ Bradley Ramberg
                                  --------------------------------
                                    Bradley Ramberg
                                    Chief Financial Officer and Vice President,
                                    Finance and Administration
                                    and Secretary
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS
 Exhibits
 --------
   27.1       Financial Data Schedule