Form 10-Q
period 1999-06-30
TICKETMASTER ONLINE CITYSEARCH INC
filed 1999-08-16
CIK 1006637

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                             -----------------------

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 1999

                                       OR

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

Commission file number:  0-25041
                        ---------

                     TICKETMASTER ONLINE - CITYSEARCH, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              95-4546874
             (State or other                        (I.R.S. Employer
             jurisdiction of                         Identification
             Incorporation or                           Number)
              organization)

            790 E. COLORADO BOULEVARD, SUITE 200, PASADENA, CA 91101
                            ------------------------
                    (Address of principal executive offices)

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

               Yes     X              No
                     ------                 ------

As of June 30, 1999, there were 13,946,015 shares of the Registrant's Class B Common Stock outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     TICKETMASTER ONLINE - CITYSEARCH, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                               Page
                                                                                                                No.
                                                                                                               -----
PART I-FINANCIAL INFORMATION....................................................................................  3

         Item 1.  Financial Statements (unaudited)..............................................................  3
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........  9
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................... 12

PART II-OTHER INFORMATION....................................................................................... 13

         Item 2.  Changes in Securities and Use of Proceeds..................................................... 14
         Item 6.  Exhibits and Reports on Form 8-K.............................................................. 14


SIGNATURES...................................................................................................... 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                      ASSETS                                         JUNE 30, 1999   DECEMBER 31, 1998
                                                                                     -------------   -----------------
                                                                                       (unaudited)      (see note 1)
Current assets:
     Cash and cash equivalents...................................................     $    88,494      $   106,910
     Accounts receivable (net of allowance for doubtful accounts of $346 and $58,
         respectively)...........................................................           2,151            1,249
     Related party receivable....................................................           1,512              813
     Due from licensees..........................................................           2,975            1,440
     Prepaid expenses............................................................           1,702              777
                                                                                      -------------    -------------
         Total current assets....................................................          96,834          111,189
Computers, software, equipment and leasehold improvements, net...................           9,135            5,893
Goodwill and other intangibles, net..............................................         344,715          299,643
                                                                                      -------------    -------------
         Total assets............................................................     $   450,684      $   416,725
                                                                                      -------------    -------------
                                                                                      -------------    -------------


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable............................................................     $     2,864      $     2,734
     Accrued expenses............................................................           7,366            4,551
     Deferred revenue............................................................           2,677            1,882
     Current portion of capital lease obligations................................           1,125            1,331
                                                                                      -------------    -------------
         Total current liabilities...............................................          14,032           10,498
Other long-term liabilities......................................................           1,314            1,557
Capital lease obligations, net of current portion................................             766            1,082
Stockholders' equity:
     Class A Common Stock, $0.01 par value:
         Authorized shares --100,000,000 at June 30, 1999
         Issued and outstanding-- 60,727,223 and 63,291,653 at June 30, 1999 and
         December 31, 1998, respectively.........................................             607              633
     Class B Common Stock--$0.01 par value:
         Authorized shares--250,000,000 at June 30, 1999
         Issued and outstanding--13,946,015 and 8,167,000 at June 30, 1999 and
         December 31, 1998, respectively.........................................             139               82
     Class C Common Stock--$0.01 par value:
         Authorized shares--2,883,506 at June 30, 1999
         Issued and outstanding--none............................................              --               --
     Additional paid-in capital..................................................         490,527          418,918
     Accumulated deficit.........................................................         (56,701)         (16,045)
                                                                                      -------------    -------------
         Total stockholders' equity..............................................         434,572          403,588
                                                                                      -------------    -------------
             Total liabilities and stockholders' equity..........................     $   450,684         $416,725
                                                                                      -------------    -------------
                                                                                      -------------    -------------

                               See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                          THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                          ----------------------------  -------------------------
                                                               1999            1998         1999          1998
                                                          ---------------  -----------  ------------  -----------
                                                                     (unaudited)                 (unaudited)
Revenues:
  Ticketing operations..................................     $  17,792      $  3,710    $  27,178       $  5,947
  Sponsorship and advertising...........................         1,177         1,527        2,209          2,444
  City guide and related................................         6,559            --       12,112             --
                                                          ---------------  -----------  ------------  ------------
    Total revenues......................................        25,528         5,237       41,499          8,391
Operating costs and expenses:
  Ticketing operations..................................        13,455         2,074       20,307          3,451
  City guide and related................................         5,861            --       10,468             --
  Sales and marketing...................................         9,379           245       15,578            470
  Research and development..............................         1,605            --        3,538             --
  General and administrative............................         3,291           492        5,907          1,007
  Amortization of goodwill..............................        13,713            --       25,689             --
  Merger and other transactions costs...................         2,100            --        2,771             --
                                                          ---------------  -----------  ------------  ------------
    Total costs and expenses............................        49,404         2,811       84,258          4,928
                                                          ---------------  -----------  ------------  ------------
Income (loss) from operations...........................       (23,876)        2,426      (42,759)         3,463
Interest income (expense) net...........................         1,037            --        2,237             --
                                                          ---------------  -----------  ------------  ------------
Income (loss) before income taxes.......................       (22,839)        2,426      (40,522)         3,463
Income tax provision....................................            77         1,059          134          1,511
                                                          ---------------  -----------  ------------  ------------
Net income (loss).......................................    $  (22,916)     $  1,367   $  (40,656)      $  1,952
                                                          ---------------  -----------  ------------  ------------
                                                          ---------------  -----------  ------------  ------------
Basic and diluted net income (loss) per share...........    $    (0.31)     $   0.04    $   (0.56)      $   0.05
                                                          ---------------  -----------  ------------  ------------
                                                          ---------------  -----------  ------------  ------------
Shares used to compute basic and diluted net income
(loss) per share........................................        72,926        37,238       72,249         37,238
                                                          ---------------  -----------  ------------  ------------
                                                          ---------------  -----------  ------------  ------------


          See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                      ----------------------------
                                                                                            1999            1998
                                                                                      ---------------  ------------
                                                                                                 (unaudited)
Operating activities
Net income (loss)................................................................     $   (40,656)     $     1,952
Adjustments to reconcile net income (loss) to net cash provided by (used
     in) operating activities:
         Depreciation and amortization...........................................          27,537               78
         Changes in operating assets and liabilities:
              Accounts receivable................................................            (721)            (16)
              Related party receivable...........................................            (699)              --
              Due from licensees.................................................          (1,535)              --
              Prepaid expenses...................................................            (694)              60
              Accounts payable...................................................            (898)              42
              Accrued expenses...................................................           2,524              191
              Deferred revenue...................................................             576            2,395
                                                                                      ---------------   -----------
                  Net cash provided by (used in) operating activities............         (14,566)           4,702

Investing activities
Capital expenditures.............................................................          (3,228)            (121)
Deferred purchase price of subsidiary............................................            (223)              --
                                                                                      ---------------   -----------
                  Net cash used in investing activities..........................          (3,451)            (121)

Financing activities
     Net distributions to Ticketmaster Corp......................................              --           (4,581)
     Net proceeds from exercise of options and warrants..........................           1,132               --
     Payment of costs of initial public offering.................................            (836)              --
     Payments on capital leases..................................................            (726)              --
                                                                                      ---------------   -----------
                  Net cash used in financing activities..........................            (430)          (4,581)
Net cash acquired in CityAuction Merger..........................................              13               --
Net cash acquired in Match.com Merger............................................              18               --
                                                                                      ---------------   -----------
Net decrease in cash and cash equivalents........................................         (18,416)              --
Cash and cash equivalents at beginning of period.................................         106,910               --
                                                                                      ---------------   -----------
Cash and cash equivalents at end of period.......................................     $    88,494      $        --
                                                                                      ---------------   -----------
                                                                                      ---------------   -----------

                             See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Ticketmaster Online-CitySearch, Inc. (the "Company") combined CitySearch and Ticketmaster Online to create a leading provider of local city guides, local advertising and live event ticketing on the Internet. The Company has integrated its local CitySearch city guides with its Ticketmaster Online live events ticketing and merchandise distribution capabilities to offer online ticketing, merchandise, electronic coupons and other transactions to a broader audience of consumers.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December
31, 1999.

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

         PRO FORMA FINANCIAL DATA (UNAUDITED)

         The following unaudited pro forma information presents a summary of the results of the Company assuming the Merger, the Ticketmaster Transaction and the tender offer by USAi to purchase shares of Common Stock from CitySearch stockholders in connection with the Merger had all occurred as of January 1, 1998, with pro forma adjustments to give effect to amortization of goodwill, certain other adjustments to conform to the terms of the License and Services Agreement dated August 12, 1998 by and among Ticketmaster Corp., Ticketmaster Online and USAi (the "Ticketmaster License Agreement"), and the related income tax effects. The pro forma information also gives effect to the Company's change in year end from January 31 to December 31. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions occurred as of January 1, 1998.

                                                              SIX MONTHS ENDED
                                                               JUNE 30, 1998
                                                              -----------------
                                                               (in thousands)
Revenues...............................................          $    15,189
Net loss...............................................          $   (37,417)
Basic and diluted net loss per share...................          $      (.61)


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of Common Stock outstanding during the period. Diluted earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants and other convertible securities. Basic and diluted earnings (loss) per share are the same for the six months ended June 30, 1999 because the effects of outstanding stock options are antidilutive. Basic and dilutive earnings (loss) per share are the same for the six months ended June 30, 1998 because there were no dilutive securities outstanding during those periods.

         The number of shares used in computing basic and diluted earnings
(loss) per share for the six months ended June 30, 1998 represent the number of shares of CitySearch Common Stock exchanged in the Merger.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's balances to conform to the current year presentation.

NOTE 2 -- BUSINESS COMBINATIONS

Acquisition of CityAuction, Inc.

         On March 29, 1999, the Company completed the acquisition of CityAuction, Inc. ("CityAuction"), a person-to-person online auction community. In connection with the acquisition, the Company issued an aggregate of approximately 800,000 shares of its Class B Common Stock for all the outstanding capital stock of CityAuction, Inc. representing an aggregate purchase price of $27.2 million. The acquisition was accounted for using the purchase method of accounting which resulted in approximately $28.1 million of goodwill which is amortized over five years. The results of operations of CityAuction are included in the accompanying statement of operations from the date of acquisition.

Acquisition of Match.com, Inc.

         On June 14, 1999, the Company completed the acquisition of Match.com, Inc ("Match.com"), an Internet personals company. In connection with the acquisition, the Company issued 1,924,777 shares of Class B Common Stock to the former owners of Match.com representing a total purchase price of approximately $43.3 million. The acquisition was accounted for using the purchase method of accounting which resulted in approximately $42.6 million of goodwill which is amortized over five years. The results of operations of Match.com are included in the accompanying statement of operations from the date of acquisition.

Pending Acquisition of Web Media

         On June 10, 1999, the Company, Web Media Ventures, L.L.C. ("Web Media"), a Texas limited liability company (d/b/a One & Only Network), William Bunker, David Kennedy and Glenn Wiggins entered into a Reorganization Agreement pursuant to which the Company will purchase all the outstanding limited liability company units ("Units") of Web Media for shares of the Company's Class B Common Stock. Web Media is an Internet personals company distributing its services through a network of affiliated Internet sites. The Company has the option to pay cash or issue shares of Class B Common Stock in exchange for all of the Web Media Units. The initial target purchase price for the Web Media Units is $40.6 million of the Company's Class B Common Stock, of which $30.0 million of Class B Common Stock is payable upon the closing of the transaction and $2.2 million of Class B Common Stock is payable in two quarterly installments with the remainder of the target purchase price due 270 days after the closing of the transaction. The target purchase price is subject to a 10% increase or decrease based on, among other things, the achievement of certain 1999 calendar revenue targets by Web Media. The number of shares of Class B Common Stock to be issued in the acquisition will be determined by dividing the portion of the purchase price, as adjusted, currently payable under the terms of the agreement, by the average closing price of the Class B Common Stock shortly before the closing of the acquisition and shortly before each subsequent payment date, subject to certain minimum and maximum share prices. The final purchase price to be recorded will also depend on the price of the Class B Common Stock at the date of closing. The closing of the acquisition is subject to several conditions, including but not limited to the effectiveness of a registration statement filed by the Company with respect to the Class B Common Stock to be issued in the transaction. The acquisition will be accounted for using the purchase method of accounting. It is expected that the acquisition will result in goodwill in an amount approximating the purchase price that will be amortized by the Company over a period of five years. This transaction is expected to close during the third quarter of 1999.

NOTE  3-- SUBSEQUENT EVENT

 Pending Transaction Regarding Sidewalk.com

         On July 19, 1999, the Company entered into an agreement to acquire certain assets associated with the entertainment city guide (A&E) portion of the Sidewalk.com web site ("Sidewalk") from Microsoft Corporation ("Microsoft"). The Company also entered into a four year distribution agreement with Microsoft pursuant to which the Company will become the exclusive provider of local city guide content on the Microsoft Network ("MSN") and the Company's internet personals Web sites will become the premier provider of personals content to MSN. In addition, the Company and Microsoft entered into additional cross-promotional arrangements. The transaction is expected to close during the third quarter 1999 following regulatory approval. In connection with these transactions, the Company agreed to issue 7,000,000 shares of its Class B Common Stock and two warrants to purchase an aggregate of 4,500,000 shares of its Class B Common Stock. The first warrant for 3,000,000 shares has an initial exercise price of $30 per share, which adjusts downward by $1/16 for each $1/16 increase in the price of the Class B Common Stock over $30 at the time the warrant is exercised. The second warrant for 1,500,000 shares has a fixed exercise price of $60 per share of Class B Common Stock. The Company granted Microsoft certain registration rights in connection with the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH BELOW AND ELSEWHERE IN THIS REPORT. CAPITALIZED TERMS USED BELOW HAVE THE MEANING ASCRIBED TO THEM IN THE SECTIONS ABOVE.

OVERVIEW

         The Company combined CitySearch and Ticketmaster Online to create a leading provider of local city guides, local advertising and live event ticketing on the Internet. The Company has integrated its local CitySearch city guides with its Ticketmaster Online live events ticketing and merchandise distribution capabilities to offer online ticketing, merchandise, electronic coupons and other transactions to a broader audience of consumers. CitySearch was founded in September 1995 and Ticketmaster Online launched its online ticketing services in November 1996 as a wholly-owned subsidiary of Ticketmaster Corp. On September 28, 1998, pursuant to the Merger, a wholly-owned subsidiary of CitySearch merged into Ticketmaster Online, with Ticketmaster Online continuing as the surviving corporation and as a wholly-owned subsidiary of CitySearch. The Merger was accounted for using the "reverse purchase" method of accounting pursuant to which Ticketmaster Online was treated as the acquiring entity for accounting purposes.



OPERATING LOSSES

         The Company incurred a net loss of $40.7 million for the six months ended June 30, 1999 and earned net income of $2.0 for the six months ended June 30, 1998. At June 30, 1999, the Company had an accumulated deficit of $56.7 million.

RESULTS OF OPERATIONS

         TICKETING OPERATIONS REVENUES. Ticketing operations revenues were $17.8 million and $27.2 million for the three months and six months ended June 30, 1999, respectively, as compared to $3.7 million and $5.9 million for the corresponding periods of the preceding year. The increase is primarily attributable to a significant increase in the number of tickets sold (from 677,000 to 2,604,000 tickets for the three months ended June 30, 1998 and 1999, respectively and from 1,110,000 to 4,219,000 tickets for the six months ended June 30, 1998 and 1999, respectively). Additionally, there was an increase in average convenience charge revenue per ticket of 23.4% from the three months ended June 30,1998 to June 30, 1999 and 18.8% from the six months ended June 30, 1998 to June 30, 1999, respectively.

         SPONSORSHIP AND ADVERTISING REVENUES. Sponsorship and advertising revenues were $1.2 million and $2.2 million for the three months and six months ended June 30, 1999, respectively, as compared to $1.5 million and $2.4 million for the corresponding periods of the preceding year. The decrease was primarily attributable to a decrease in sponsorship and promotion activity with a strategic marketing partner.

         CITY GUIDE AND RELATED REVENUES. City guide and related revenues were $6.6 million and $12.1 million for the three months and six months ended June 30, 1999, respectively, representing the CitySearch city guide and related revenue of the CitySearch business acquired.

         TICKETING OPERATIONS EXPENSES. Ticketing operations expenses consist primarily of expenses associated with ticket fulfillment, licenses and royalties, Web site design and layout, service and network infrastructure maintenance and data communications. Ticketing operations expenses were $13.5 million and $20.3 million for the three months and six months ended June 30, 1999, respectively, as compared to $2.1 million and $3.5 million for the corresponding periods of the preceding year. Ticketing operations expenses are primarily variable in nature and have increased during the periods presented in conjunction with the increase in ticketing operations revenue and will continue to increase in future periods to the extent ticketing operations revenues increase during such periods.

         CITY GUIDE AND RELATED EXPENSES. City guide and related expenses consist primarily of the expenses associated with the design, layout, photography, customer service and editorial resources used in the production and maintenance of business Web sites and editorial content and network infrastructure maintenance. This category also includes the costs of consulting services in partner-led markets. City guide and related expenses were $5.9 million and $10.5 million for the three months and six months ended June 30, 1999, respectively. City guide and related expenses are expensed as incurred. City guide and related expenses will continue to increase in future periods as city guide and related sales increase and as new cities are added to the network in future periods.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of costs related to the compensation of sales and marketing personnel, advertising and travel. Sales and marketing expenses were $9.4 million and $15.6 million for the three months and six months ended June 30, 1999, respectively, as compared to $.2 million and $.5 million for the corresponding periods of the preceding year. The increase for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 is due primarily to the sales and marketing costs of CitySearch for the six months ended June 30, 1999 amounting to $14.6 million and increased salary related costs and operating support costs associated with the growth in sales and marketing activities. The Company expects that sales and marketing expenses will increase in absolute dollars as the Company continues to roll out its nationwide network of city guide cities.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include the costs to develop, test and upgrade the Company's online service and the enterprise management systems. These costs consist primarily of salaries for product development personnel, contract labor expense, consulting fees, software licenses, hardware costs and recruiting fees. Research and development expenses were $1.6 million and $3.5 million for the three months and six months ended June 30, 1999, respectively, which represents primarily the research and development cost of CitySearch. The Company believes that timely deployment of new and enhanced products and technology is critical to attaining its strategic objectives and to remaining competitive. Accordingly, the Company intends to continue recruiting and hiring experienced research and development personnel and making other investments in research and development. As such, the Company expects that research and development expenditures will increase in absolute dollars in future periods. The Company has expensed research and development costs as incurred.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of administrative and senior management personnel costs. General and administrative expenses were $3.3 million and $5.9 million for the three months and six months ended June 30, 1999, respectively, as compared to $.5 and $1.0 million in the corresponding periods of the preceding year. The substantial increase for the six month period ended June 30, 1999 was due primarily to general and administrative expenses of CitySearch amounting to $5.4 million. The Company expects that general and administrative expenses will increase in absolute dollars.

         AMORTIZATION OF GOODWILL. Amortization of goodwill consists of goodwill associated with the Ticketmaster Acquisition, the Merger and the acquisitions of CityAuction and Match.com. Amortization of goodwill was $13.7 million and $25.7 million for the three months and six months ended June 30, 1999, respectively, primarily relating to the Merger and the Ticketmaster Acquistion. There was no associated amortization of goodwill in the prior year periods as the Ticketmaster Acquisition did not occur until the end of June 1998. Amortization of goodwill is expected to increase as the pending acquisitions are completed.

         MERGER AND OTHER TRANSACTIONS COSTS. Merger and other transaction costs were $2.1 million and $2.8 million for the three month and six month periods ended June 30, 1999. These costs are primarily as a result of advisory fees, regulatory filing fees and legal and accounting costs related to the terminated merger between the Company, certain assets owned by the Company's majority shareholder and Lycos, Inc.

         INTEREST INCOME, NET. Net interest income consists primarily of interest earned on the Company's cash and cash equivalents, less interest expense on capital lease obligations. The Company had net interest income of $1.0 million and $2.2 million for the three months and six months ended June 30, 1999 and had no interest expense in the corresponding periods of the preceding year. The Company invests its cash balances in short-term, investment grade, interest-bearing securities.

         INCOME TAXES. The provision for income taxes was $.1 million and $.1 million for the three months and six months ended June 30, 1999, respectively as compared to $1.1 million and $1.5 million for the corresponding periods in the preceding year. The Company's effective tax rate differs from the statutory federal income tax rate, primarily as a result of state income taxes, operating losses not benefited and non-deductible goodwill. The Company expects that its tax provision will remain nominal for the balance of 1999 and 2000 due to the availability of net operating losses of CitySearch. However, certain net operating loss carryforwards, existing at the Merger date, will not be available to further offset taxable income of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $14.6 million for the six months ended June 30, 1999 and net cash provided by operating activities was $4.7 million for the six months ended June 30, 1998.

         Net cash used in operating activities for the six months ended June 30, 1999 arose primarily from the difference between net loss from operations, the change in working capital and the amortization of goodwill relating to the Ticketmaster Acquisition and Merger. The cash provided by operating activities for the six month period ended June 30, 1998 arose primarily from the net income from operations offset partially by the prepayment of revenue associated with advertising activities.

         Net cash used in investing activities was $3.5 million and $.1 million for the six months ended June 30, 1999 and June 30, 1998, respectively, and consisting primarily of capital expenditures for computers, software, equipment and leasehold improvements. Net cash used in financing activities was $.4 million and $4.6 million for the six month periods ended June 30, 1999 and 1998, respectively. The $4.2 million reduction in the cash used in financing activities arose as the relationship between Ticketmaster Online and Ticketmaster Corp. changed as a result of the Merger.

         At June 30, 1999, the Company's cash and cash equivalents were $88.5 million. Existing cash and cash equivalents are expected to be sufficient to meet working capital and capital expenditures requirements for at least the next 12 months. Thereafter, the Company may be required to raise additional funds. No assurance can be given that the Company will not be required to raise additional financing prior to such time. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to the Company or its stockholders. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000

         The widespread use of computer programs that rely on two-digit dates to perform computation and decision-making functions may cause computer systems, including systems and software used by the Company and its Web services, to malfunction prior to or in the Year 2000 and lead to significant business delays and disruptions in the Company's business and operations in the United States and internationally. The Company has developed a plan to minimize the impact of this Year 2000 problem. Pursuant to such plan, the Company has established a Year 2000 Committee consisting of senior managers from relevant functional areas and an independent Year 2000 professional consultant. The Year 2000 Committee has reviewed all areas of the Company's business and operations that may be affected and has assigned responsibility for each area to individuals knowledgeable about their respective areas. The Year 2000 Committee has made these individuals responsible for the initial assessment of risk and initial estimate of hardware cost, software cost and time required to achieve compliance. The Company concluded its initial assessment in the fourth quarter of 1998 and is commencing implementation of remediation necessary to achieve compliance. Remediation will continue in 1999. The Company estimates that the dollar cost of Year 2000 compliance is approximately $300,000. However, the Company continues to review and update its assessment of remediation requirements and costs including those associated with its recent and pending acquisitions and actual costs could materially differ.

         Several systems provided by third parties are required for the operation of the Company's services, any of which may contain software code that is not Year 2000 compliant. These systems include server software used to operate the Company's network servers, software controlling routers, switches and other components of the Company's data network, disk management software used to control the Company's data disk arrays, firewall, security, monitoring and back- up software used by the Company, as well as desktop PC applications software. In most cases, the Company employs widely available software applications and other products from leading third party vendors, and expects that such vendors will provide any required upgrades or modifications in a timely fashion. However, any failure of third party suppliers to provide Year 2000 compliant versions of the products used by the Company could result in a temporary disruption of the Company's services or otherwise disrupt the Company's operations. In addition, the Company's partners may operate their city guide sites in proximity to other applications that may not be Year 2000 compliant. While the Company intends to assign an individual to coordinate each partner's compliance efforts to ensure uninterrupted operations, the Company has limited ability to influence decisions by its partners. Non-compliant systems that adjoin partners' city guide applications could result in interruption or disruption of the city guide service, which in turn could reduce royalties or other amounts due to the Company and could tarnish the Company's public image as a technology company. There can be no assurance that the Company, its third party suppliers or its partners will be Year 2000 compliant at the end of the millennium. Failure to achieve compliance could result in complete failure or inaccessibility of the Company's or its partners' services, and could adversely affect the Company's business, financial condition and results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      Sales of Unregistered Securities

                  In June 1999, the Company issued an aggregate of 1,924,777 shares of Class B Common Stock as consideration for the Match.com acquisition. The shares were issued to the former shareholder of Match.com. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance on
Section 4(2) of the Securities Act, or Regulation D promugated thereunder, as transactions by an issuer not involving a public offering.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

 2.7 Agreement and Plan of Merger by and among Sidewalk.com, Inc., Microsoft Corporation and the Registrant, dated as of July 19, 1999.

 4.2 Form of Class B Common Stock Purchase Warrant of the Registrant to be delivered upon closing of the Sidewalk acquisition (3,000,000 shares).

 4.3 Form of Class B Common Stock Purchase Warrant of the Registrant to be delivered upon closing of the Sidewalk acquisition (1,500,000 shares).

10.38 Form of Registration Rights Agreement to be entered into between the Registrant and Microsoft Corporation upon closing of the Sidewalk acquisition

27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

On April 29, 1999, the Company filed a Report on Form 8-K relating to the CityAuction acquisition.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: August 13, 1999                   TICKETMASTER ONLINE - CITYSEARCH, INC.



                            By:    /s/ Charles Conn
                               -------------------------------------------------
                                   Charles Conn
                                   Chief Executive Officer
                                   (Principal Executive Officer)



                            By:    /s/ Thomas McInerney
                               -------------------------------------------------
                                   Thomas McInerney
                                   Chief Financial Officer and Executive Vice
                                   President
                                   (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

  EXHIBITS
  --------
 2.7          Agreement and Plan of Merger by and among Sidewalk.com, Inc.,
              Microsoft Corporation and the Registrant, dated as of July 19,
              1999
 4.2          Form of Class B Common Stock Purchase Warrant of the Registrant to
              be delivered upon closing of the Sidewalk acquisition (3,000,000 shares).
 4.3          Form of Class B Common Stock Purchase Warrant of the Registrant to
              be delivered upon closing of the Sidewalk acquisition (1,500,000 shares).
10.38         Form of Registration Rights Agreement to be entered into between the Registrant and Microsoft Corporation upon closing of the
              Sidewalk acquisition
27.1          Financial Data Schedule