Form 10-Q
period 1999-09-30
TICKETMASTER ONLINE CITYSEARCH INC
filed 1999-11-15
CIK 1006637

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                             -----------------------

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 1999

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

As of October 29, 1999, there were 27,942,287 shares of the Registrant's Class B Common Stock outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     TICKETMASTER ONLINE - CITYSEARCH, INC.

                                    FORM 10-Q

                                      INDEX


                                                                          Page
                                                                           No.
                                                                          ----
PART I-FINANCIAL INFORMATION.............................................  3

         Item 1.  Financial Statements (unaudited).......................  3
         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........  9
         Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk...................................... 13

PART II-OTHER INFORMATION................................................ 14

         Item 2.  Changes in Securities and Use of Proceeds.............. 14
         Item 6.  Exhibits and Reports on Form 8-K....................... 14


SIGNATURES............................................................... 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)




                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                         1999             1998
                                                                                     -------------  -----------------
                                                                                       (unaudited)     (see note 1)
                                      ASSETS
Current assets:
     Cash and cash equivalents...................................................     $    67,962         $ 106,910
     Accounts receivable (net of allowance for doubtful accounts of $485
         and $58,respectively)...................................................           3,123             1,249
     Related party receivable....................................................           1,793               813
     Due from licensees..........................................................           1,274             1,440
     Prepaid expenses............................................................           1,632               777
                                                                                      -------------    -------------
         Total current assets....................................................          75,784           111,189
Computers, software, equipment and leasehold improvements, net...................          13,467             5,893
Investments......................................................................           5,285                --
Goodwill and other intangibles, net..............................................         700,966           299,643
                                                                                      -------------    -------------
         Total assets............................................................     $   795,502         $ 416,725
                                                                                      -------------    -------------
                                                                                      -------------    -------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable............................................................     $     3,011         $   2,734
     Accrued expenses............................................................           6,713             4,551
     Deferred revenue............................................................           4,122             1,882
     Current portion of capital lease obligations................................           1,057             1,331
                                                                                      -------------    -------------
         Total current liabilities...............................................          14,903            10,498
Other long-term liabilities......................................................           1,312             1,557
Capital lease obligations, net of current portion................................             533             1,082
Stockholders' equity:
     Class A Common Stock, $0.01 par value: Authorized shares --100,000,000 at
         September 30, 1999 Issued and outstanding--55,321,556 and 63,291,653
         at September 30, 1999 and December 31, 1998, respectively...............             553               633
     Class B Common Stock--$0.01 par value: Authorized shares--250,000,000 at
         September 30, 1999 Issued and outstanding--27,755,851 and 8,167,000 at
         September 30, 1999 and December 31, 1998, respectively..................             278                82
     Class C Common Stock--$0.01 par value:
         Authorized shares--2,883,506 at September 30, 1999
         Issued and outstanding--none............................................              --                --
     Additional paid-in capital..................................................         866,385           418,918
     Accumulated deficit.........................................................         (88,482)          (16,038)
     Foreign Currency Translation................................................              20                (7)
                                                                                      -------------    -------------
         Total stockholders' equity..............................................         778,754           403,588
                                                                                      -------------    -------------
             Total liabilities and stockholders' equity..........................     $   795,502         $ 416,725
                                                                                      -------------    -------------
                                                                                      -------------    -------------

                               See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                             -----------------------    --------------------
                                                               1999           1998        1999         1998
                                                             ---------      --------    ---------    -------
                                                                  (unaudited)              (unaudited)
Revenues:
  Ticketing operations..................................     $  16,634      $  4,624    $  43,812    $10,571
  Sponsorship and advertising...........................         1,800         2,111        4,009      4,555
  City guide and related................................         8,977           112       21,089        112
                                                             ---------      --------    ---------    -------
    Total revenues......................................        27,411         6,847       68,910     15,238
Operating costs and expenses:
  Ticketing operations..................................        12,305         2,496       32,612      5,947
  City guide and related................................         8,582            97       19,052         97
  Sales and marketing...................................        13,990           362       29,569        832
  Research and development..............................         2,051            38        5,589         38
  General and administrative............................         4,087           460        9,994      1,467
  Amortization of goodwill and other intangibles........        18,606         4,027       44,294      4,027
  Merger and other transactions costs...................           514            --        3,285         --
                                                             ---------      --------    ---------    -------
    Total costs and expenses............................        60,135         7,480      144,395     12,408
                                                             ---------      --------    ---------    -------
Income (loss) from operations...........................       (32,724)         (633)     (75,485)     2,830
Interest income (expense) net...........................           986            (1)       3,223         (1)
                                                             ---------      --------    ---------    -------
Income (loss) before income taxes.......................       (31,738)         (634)     (72,262)     2,829
Income tax provision....................................            49         1,482          182      2,993
                                                             ---------      --------    ---------    -------
Net  (loss).............................................     $ (31,787)     $ (2,116)   $ (72,444)   $  (164)
                                                             ---------      --------    ---------    -------
                                                             ---------      --------    ---------    -------
Basic and diluted net  (loss) per share.................     $   (0.41)     $  (0.06)   $   (0.99)   $    --
                                                             ---------      --------    ---------    -------
                                                             ---------      --------    ---------    -------
Shares used to compute basic and diluted net
(loss) per share........................................        76,908        37,238       73,537    37,238
                                                             ---------      --------    ---------    -------
                                                             ---------      --------    ---------    -------


                                     See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      ----------------------------
                                                                                           1999             1998
                                                                                      ---------          ---------
                                                                                                 (unaudited)
Operating activities
Net  (loss)................................................................           $ (72,444)         $    (164)
Adjustments to reconcile net  (loss) to net cash provided by
(used in) operating activities:
         Depreciation and amortization...........................................        47,075              4,175
         Changes in operating assets and liabilities:
              Accounts receivable................................................        (1,693)              (262)
              Related party receivable...........................................          (980)                --
              Due from licensees.................................................           167                 --
              Prepaid expenses...................................................          (286)                58
              Accounts payable...................................................          (763)               441
              Accrued expenses...................................................         1,683                312
              Deferred revenue...................................................           404              1,278
                                                                                      ---------          ---------
                 Net cash provided by (used in) operating activities............        (26,837)             5,838

Investing activities
Capital expenditures.............................................................        (7,123)              (405)
Investment in Fairmarket, Inc. ..................................................        (5,285)                --
Acquisition transaction costs....................................................          (285)                --
Deferred purchase price of subsidiary............................................          (223)                --
                                                                                      ---------          ---------
                  Net cash used in investing activities..........................       (12,916)              (405)

Financing activities
     Net distributions to Ticketmaster Corp......................................            --             (5,433)
     Net proceeds from exercise of options and warrants..........................         2,471                 --
     Payment of costs of initial public offering.................................          (861)                --
     Payments on capital leases..................................................        (1,027)                --
                                                                                      ---------          ---------
                  Net cash provided by (used in) financing activities............           583             (5,433)

Effect of exchange rate changes on cash & cash equivalents.......................            39                 --

Net cash acquired in CitySearch Merger..........................................             --             57,877
Net cash acquired in CityAuction Merger..........................................            13                 --
Net cash acquired in Match.com Merger............................................            18                 --
Net cash acquired in Web Media Ventures Merger...................................           152                 --
                                                                                      ---------          ---------
Net decrease in cash and cash equivalents........................................       (38,948)            57,877
Cash and cash equivalents at beginning of period.................................       106,910                 --
                                                                                      ---------          ---------
Cash and cash equivalents at end of period.......................................     $  67,962          $  57,877
                                                                                      ---------          ---------
                                                                                      ---------          ---------


                             See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Ticketmaster Online-CitySearch, Inc. (the "Company") combined CitySearch and Ticketmaster Online to create a leading provider of local city guides, local advertising and live event ticketing on the Internet. The Company has integrated its local CitySearch city guides with its Ticketmaster Online live events ticketing and merchandise distribution capabilities to offer online ticketing, merchandise, electronic coupons and other transactions to a broader audience of consumers. In 1999, the Company acquired CityAuction, Inc., an online auction company and Match.com, Inc. and Web Media Ventures, L.L.C. both online personals companies. The Company has integrated these acquisitions into its other online offerings.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the eleven months ended December 31, 1998.

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

                                                               NINE MONTHS ENDED
                                                               SEPTEMBER 30, 1998
                                                               ------------------
                                                                 (in thousands)
Revenues...............................................          $    26,555
Net loss...............................................          $   (56,802)
Basic and diluted net loss per share...................          $      (.92)


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of Common Stock outstanding during the period. Diluted earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants and other convertible securities. Basic and diluted earnings (loss) per share are the same for the nine months ended September 30, 1999 because the effects of outstanding stock options are antidilutive. Basic and dilutive earnings
(loss) per share are the same for the nine months ended September 30, 1998 because there were no dilutive securities outstanding during those periods.

         The number of shares used in computing basic and diluted earnings
(loss) per share for the nine months ended September 30, 1998 represent the number of shares of CitySearch Common Stock exchanged in the Merger.

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

Acquisition of Match.com, Inc.

         On June 14, 1999, the Company completed the acquisition of Match.com, Inc ("Match.com"), an Internet personals company. In connection with the acquisition, the Company issued 1,924,777 shares of Class B Common Stock to the former owners of Match.com representing a total purchase price of approximately $43.3 million. The acquisition was accounted for using the purchase method of accounting which resulted in approximately $42.6 million of goodwill which is being amortized over five years. The results of operations of Match.com are included in the accompanying statement of operations from the date of acquisition.

Acquisition of Web Media

         On September 13, 1999, the Company purchased all the outstanding limited liability company units ("Units") of Web Media Ventures, L.L.C. ("Web Media"). Web Media is an Internet personals company distributing its services through a network of affiliated Internet sites. In connection with the acquisition, the Company issued 1,204,215 million shares of Class B Common Stock in exchange for all of the Web Media Units and became obligated to issue $2.2 million of Class B Common Stock payable in two quarterly installments and an additional number of shares of Class B Common Stock no later than 270 days after the closing of the transaction. The number of shares to be issued upon payment of the quarterly installments and contingent consideration will be determined by dividing the value of the consideration required to be issued by the stock price at the time of issuance subject to certain minimum and maximum prices. The last installment is subject to adjustment based on the achievement of certain 1999 calendar revenue targets by Web Media. The maximum number of shares to be issued in the quarterly installments and upon the achievement of certain revenue targets is 1,131,924. The total purchase price recorded at September 13, 1999 was $36.6 million, representing the consideration value attributed to the initial issuance of 1,204,215 million shares of Class B Common Stock, the two quarterly installments and that portion of the final payment which is certain. The purchase price will be increased to reflect the additional shares to be issued upon achievement of the revenue targets based on the stock price at that time. The acquisition was accounted for using the purchase method of accounting. The acquisition has resulted in $36.4 million of goodwill being recorded initially with adjustments to be made at the issuance of additional shares if the revenue targets are achieved. The total amount of goodwill to be recorded will approximate the purchase price which is being amortized by the Company over a period of five years. The results of operations of Web Media are included in the accompanying statement of operations from the date of acquisition. Web Media conducts operations under the name of One and Only Networks.

Transaction Regarding Sidewalk.com

         On September 18, 1999, the Company acquired certain assets associated with the entertainment city guide (A&E) portion of the Sidewalk.com web site ("Sidewalk") from Microsoft Corporation ("Microsoft"). The Company also entered into a four year distribution agreement with Microsoft pursuant to which the Company will become the exclusive provider of local city guide content on the Microsoft Network ("MSN") and the Company's internet personals Web sites will become the premier provider of personals content to MSN. In addition, the Company and Microsoft entered into additional cross-promotional arrangements. In connection with these transactions, the Company issued to Microsoft 7,000,000 shares of its Class B Common Stock and two warrants to purchase an aggregate of 4,500,000 shares of its Class B Common Stock. The first warrant for 3,000,000 shares has an initial exercise price of $30 per share, which adjusts downward by $1/16 for each $1/16 increase in the price of the Class B Common Stock over $30 at the time the warrant is exercised. The second warrant for 1,500,000 shares has a fixed exercise price of $60 per share of Class B
Common Stock. The Company granted Microsoft certain registration rights in connection with the transaction. The impact of the Company's ownership of the Sidewalk assets is included in the accompanying statement of operations from the date the transaction closed.

The fair value of the consideration provided in exchange for the Sidewalk assets and distribution agreement amounted to $338 million and has been recorded in goodwill and other intangibles in the accompanying condensed consolidated balance sheet. The Sidewalk intangible is being amortized over five years. The distribution agreement is being amortized over four years with the amortization expense included in sales and marketing.

Investments

In September 1999, the Company purchased a minority equity position in FairMarket, Inc., a privately-held, online auction company in exchange for cash and other consideration consisting of a license to FairMarket of the CityAuction auction technology and the Company's agreement to a multi-year Auction Services Agreement with FairMarket, Inc. The FairMarket investment will be accounted for using the cost method of accounting.


NOTE  3-- SUBSEQUENT EVENT

Investment in foodline.com

In October 1999, the Company purchased a minority equity position in foodline.com, Inc., a privately-held, online restaurant reservations company in exchange for $5,000,000 cash. The Company and foodline.com also entered into a multi-year content sharing and distribution agreement. The foodline.com investment will be accounted for using the equity method of accounting.

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

OVERVIEW

         The Company combined CitySearch and Ticketmaster Online to create a leading provider of local city guides, local advertising and live event ticketing on the Internet. The Company has integrated its local CitySearch city guides with its Ticketmaster Online live events ticketing and merchandise distribution capabilities to offer online ticketing, merchandise, electronic coupons and other transactions to a broader audience of consumers. CitySearch was founded in September 1995 and Ticketmaster Online launched its online ticketing services in November 1996 as a wholly-owned subsidiary of Ticketmaster Corp. On September 28, 1998, pursuant to the Merger, a wholly-owned subsidiary of CitySearch merged into Ticketmaster Online, with Ticketmaster Online continuing as the surviving corporation and as a wholly-owned subsidiary of CitySearch. The Merger was accounted for using the "reverse purchase" method of accounting pursuant to which Ticketmaster Online was treated as the acquiring entity for accounting purposes. In 1999, the Company acquired CityAuction, Inc., an online auction company and Match.com, Inc. and Web Media Ventures, L.L.C. both online personals companies. The Company has integrated these acquisitions into its other online offerings.

OPERATING LOSSES

         The Company incurred net losses of $72.4 million and $0.2 million for the nine months ended September 30, 1999 and 1998, respectively. At September 30, 1999, the Company had an accumulated deficit of $88.5 million.

RESULTS OF OPERATIONS

         TICKETING OPERATIONS REVENUES. Ticketing operations revenues were $16.6 million and $43.8 million for the three months and nine months ended September 30, 1999, respectively, as compared to $4.6 million and $10.6 million for the corresponding periods of the preceding year. The increase is primarily attributable to a significant increase in the number of tickets sold (from 858,000 to 2,536,000 tickets for the three months ended September 30, 1998 and 1999, respectively and from 1,967,000 to 6,755,000 tickets for the nine months ended September 30, 1998 and 1999, respectively). Additionally, the average convenience charge increased 20.8% in the three months ended September 30, 1999 over the corresponding period in 1998 and increased 19.5% in the nine months ended September 30,1999 over the same period in 1998, respectively. The convenience charge increased due to generally higher ticket prices.

         SPONSORSHIP AND ADVERTISING REVENUES. Sponsorship and advertising revenues were $1.8 million and $4.0 million for the three months and nine months ended September 30, 1999, respectively, as compared to $2.1 million and $4.6 million for the corresponding periods of the preceding year. The decrease was primarily attributable to a decrease in sponsorship and promotion activity with one strategic marketing partner with which our relationship ended in December 1998.

         CITY GUIDE AND RELATED REVENUES. City guide and related revenues were $9.0 million and $21.1 million for the three months and nine months ended September 30, 1999, respectively, representing the CitySearch city guide and related revenues of the CitySearch business acquired and the additional revenues represented by the acquisitions of the auction and personals businesses.

         TICKETING OPERATIONS EXPENSES. Ticketing operations expenses consist primarily of expenses associated with ticket fulfillment, licenses and royalties, Web site design and layout, service and network infrastructure maintenance and data communications. Ticketing operations expenses were $12.3 million and $32.6 million for the three months and nine months ended September 30, 1999, respectively, as compared to $2.5 million and $5.9 million for the corresponding periods of the preceding year. Ticketing operations expenses are primarily variable in nature and have increased during the periods presented in conjunction with the increase in ticketing operations revenue and the payment of the license fee to Ticketmaster Corp. and can be expected to increase in future periods to the extent ticketing operations revenues increase during such periods.

         CITY GUIDE AND RELATED EXPENSES. City guide and related expenses consist primarily of the expenses associated with the design, layout, photography, customer service and editorial resources used in the production and maintenance of business Web sites and editorial content and network infrastructure maintenance. This category also includes the costs of consulting services in partner-led markets and customer service, network infrastructure and affiliate referral costs for the auction and personals businesses. City guide and related expenses were $8.6 million and $19.1 million for the three months and nine months ended September 30, 1999, respectively. City guide and related expenses are expensed as incurred. City guide and related expenses can be expected to increase in future periods as city guide and related sales increase, as new cities are added to the city guide network in future periods and as the full impact of the personals acquisitions are included in future periods.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of costs related to the compensation of sales and marketing personnel, advertising and travel. Sales and marketing expenses were $14.0 million and $29.6 million for the three months and nine months ended September 30, 1999, respectively, as compared to $0.4 million and $0.8 million for the corresponding periods of the preceding year. The increase for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 is due primarily to the sales and marketing costs of CitySearch amounting to $28.2 million and increased salary related and operating support costs associated with the growth in sales and marketing activities. The Company expects that sales and marketing expenses will increase in absolute dollars as the Company continues to roll out its nationwide network of city guide cities and the full impact of the personals acquisitions are included in future periods.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include the costs to develop, test and upgrade the Company's online service and the enterprise management systems. These costs consist primarily of salaries for product development personnel, contract labor expense, consulting fees, software licenses, hardware costs and recruiting fees. Research and development expenses were $2.1 million and $5.6 million for the three months and nine months ended September 30, 1999, respectively, which represents primarily the research and development cost of CitySearch. The Company believes that timely deployment of new and enhanced products and technology is critical to attaining its strategic objectives and to remaining competitive. Accordingly, the Company intends to continue recruiting and hiring experienced research and development personnel and making other investments in research and development. As such, the Company expects that research and development expenditures can be expected to increase in absolute dollars in future periods. In accordance with applicable accounting requirements, the Company has expensed research and development costs as incurred for product maintenance and has capitalized such costs for new product functionality.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of administrative and senior management personnel costs. General and administrative expenses were $4.1 million and $10.0 million for the three months and nine months ended September 30, 1999, respectively, as compared to $0.5 and $1.5 million in the corresponding periods of the preceding year. The substantial increase for the nine month period ended September 30, 1999 was due primarily to general and administrative expenses of CitySearch amounting to $9.3 million. The Company expects that general and administrative expenses will increase in absolute dollars to support the Company's growth.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles consists of goodwill associated with the Ticketmaster Acquisition, the Merger and the acquisitions of CityAuction, Match.com, Web Media and the Sidewalk assets. Amortization of goodwill and other intangibles was $18.6 million and $44.3 million for the three months and nine months ended September 30, 1999 as compared to $4.0 million for both the three months and nine months ended September 30, 1998, respectively, primarily relating to the Merger and Ticketmaster Acquisition. Amortization of goodwill in the prior year periods began during the three month period ending September 30, 1998 as the Ticketmaster Acquisition did not occur until the end of June 1998.

         MERGER AND OTHER TRANSACTIONS COSTS. Merger and other transaction costs were $0.5 million and $3.3 million for the three month and nine month periods ended September 30, 1999, respectively. These costs are primarily a result of advisory fees, regulatory filing fees and legal and accounting costs related to the terminated merger between the Company, certain assets owned by the Company's majority shareholder and Lycos, Inc., as well as certain expenses related to the operation of Sidewalk city guides before the integration of these properties into the CitySearch network.

         INTEREST INCOME, NET. Net interest income consists primarily of interest earned on the Company's cash and cash equivalents, less interest expense on capital lease obligations. The Company had net interest income of $1.0 million and $3.2 million for the three months and nine months ended September 30, 1999, respectively, and had no interest expense in the corresponding periods of the preceding year. The Company invests its cash balances in short-term, investment grade, interest-bearing securities.

         INCOME TAXES. The provision for income taxes was $0.04 million and
$0.2
million for the three months and nine months ended September 30, 1999, respectively as compared to $1.5 million and $3.0 million for the corresponding periods in the preceding year. The Company's effective tax rate differs from the statutory federal income tax rate, primarily as a result of state income taxes, operating losses not benefited and non-deductible goodwill. The Company expects that its tax provision will remain nominal for the balance of 1999 and 2000 due to the availability of net operating losses of CitySearch. However, certain net operating loss carryforwards, existing at the Merger date, will not be available to further offset taxable income of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities of $26.8 million for the nine months ended September 30, 1999 arose primarily from the difference between net loss from operations, the change in working capital and the amortization of goodwill relating to the Ticketmaster Acquisition and Merger. The cash provided by operating activities of $5.8 million for the nine month period ended September 30, 1998 arose primarily from the income from operations before depreciation and amortization and the prepayment of revenue associated with advertising activities.

       Net cash used in investing activities was $12.9 million and $0.4 million for the nine months ended September 30, 1999 and September 30, 1998, respectively, and consisting primarily of capital expenditures for computers, purchased software and software development, equipment and leasehold improvements and the investment in Fairmarket, Inc.

         Net cash provided in financing activities was $0.6 million and net cash used in financing activities was $5.4 million for the nine month periods ended September 30, 1999 and 1998, respectively. The $6.0 million reduction in the cash used in financing activities arose as the relationship between Ticketmaster Online and Ticketmaster Corp. changed as a result of the Merger. Prior to the Merger Ticketmaster Online did not operate as an independent company therefore all financing activities were accounted for through intercompany means.

       At September 30, 1999, the Company's cash and cash equivalents were $68.0 million. Existing cash and cash equivalents are expected to be sufficient to meet working capital and capital expenditure requirements for at least the next six to nine months. The Company is currently considering various alternatives to raise additional funds, including without limitation, through a private sale of equity, a public sale of equity and debt financing. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to the Company or its stockholders. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000

         The widespread use of computer programs that rely on two-digit dates to perform computation and decision-making functions may cause computer systems, including systems and software used by the Company and its Web services, to malfunction prior to or in the Year 2000 and lead to significant business delays and disruptions in the Company's business and operations in the United States and internationally. The Company has developed a plan to minimize the impact of this Year 2000 problem. Pursuant to such plan, the Company has established a Year 2000 Committee consisting of senior managers from relevant functional areas and an independent Year 2000 professional consultant. The Year 2000 Committee has reviewed all areas of the Company's business and operations that may be affected and has assigned responsibility for each area to individuals knowledgeable about their respective areas. The Year 2000 Committee has made these individuals responsible for the initial assessment of risk and initial estimate of hardware cost, software cost and time required to achieve compliance. The Company concluded its initial assessment in the fourth quarter of 1998 and is implementing remediation necessary to achieve compliance. Remediation will continue through year-end 1999. The Company estimates that the dollar cost of Year 2000 compliance is approximately $350,000 through the end of 1999. However, the Company continues to review and update its assessment of remediation requirements and costs including those associated with its recent and pending acquisitions and actual costs could materially differ.

         Several systems provided by third parties are required for the operation of the Company's services, any of which may contain software code that is not Year 2000 compliant. These systems include server software used to operate the Company's network servers, software controlling routers, switches and other components of the Company's data network, disk management software used to control the Company's data disk arrays, firewall, security, monitoring and back- up software used by the Company, as well as desktop PC applications software. In most cases, the Company employs widely available software applications and other products from leading third party vendors, and expects that such vendors will provide any required upgrades or modifications in a timely fashion. However, any failure of third party suppliers to provide Year 2000 compliant versions of the products used by the Company could result in a temporary disruption of the Company's services or otherwise disrupt the Company's operations. In addition, the Company's partners may operate their city guide sites in proximity to other applications that may not be Year 2000 compliant. While the Company has assigned an individual to coordinate each partner's compliance efforts to ensure uninterrupted operations, the Company has limited ability to influence decisions by its partners. Non-compliant systems that adjoin partners' city guide applications could result in interruption or disruption of the city guide service, which in turn could reduce royalties or other amounts due to the Company and could tarnish the Company's public image as a technology company. There can be no assurance that the Company, its third party suppliers or its partners will be Year 2000 compliant at the end of the millennium. Failure to achieve compliance could result in complete failure or inaccessibility of the Company's or its partners' services, and could adversely affect the Company's business, financial condition and results of operations.

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

 PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      Sales of Unregistered Securities

                  In September 1999, the Company issued 7,000,000 shares of Class B Common Stock as consideration for the acquisition of the Sidewalk assets. The Company also issued two warrants to purchase an aggregate of 4,500,000 shares in connection with such transaction. The shares and warrants were issued to the former owner of the Sidewalk assets. In September 1999, the Company issued an aggregate of 1,204,000 shares of Class B Common Stock as partial consideration for the Web Media acquisition. The shares were issued to the former owners of Web Media. The issuances of these securities were deemed to be exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


10.39 FairMarket, Inc. Series D Preferred Stock Purchase Agreement dated as of September 15, 1999 between FairMarket, Inc. and the Registrant.

10.40 Series A Preferred Stock Purchase Agreement by and between foodline.com, Inc. and the Registrant dated as of October 25, 1999.

27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

On September 29, 1999, the Company filed a Report on Form 8-K relating to the Acquisition of the Sidewalk assets.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 15, 1999                 TICKETMASTER ONLINE - CITYSEARCH, INC.



                            By:    /s/ CHARLES CONN
                               -----------------------------------------------
                                   Charles Conn
                                   Chief Executive Officer
                                   (Principal Executive Officer)



                            By:    /s/ THOMAS MCINERNEY
                               -----------------------------------------------
                                   Thomas McInerney
                                   Chief Financial Officer and Executive Vice
                                   President
                                   (Principal Financial and Accounting Officer)