Form 10-K
period 1999-12-31
TICKETMASTER ONLINE CITYSEARCH INC
filed 2000-03-23
CIK 1006637

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-25041
                            ------------------------

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                         95-4546874
         (State or other jurisdiction                  (IRS Employer Identification Number)
       of incorporation or organization)

     790 E. COLORADO BOULEVARD, SUITE 200                              91101
             PASADENA, CALIFORNIA                                   (Zip code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (626) 405-0050
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                 Name of Each Exchange
            Title of Each Class:                                 on Which Registered:
            --------------------                                 --------------------
                    NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                 CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based upon the closing price of the Class B Common Stock on February 29, 2000 as reported by Nasdaq, was approximately $34.87. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of the registrant's Common Stock outstanding on February 29, 2000 was 49,664,907 shares of Class A Common Stock and 35,932,320 shares of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the registrant's 2000 Annual Stockholders Meeting are incorporated by reference into Part III herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TICKETMASTER ONLINE-CITYSEARCH, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                                                        PAGE
                                                                                        ----
PART I

Item 1.                 Business....................................................      1

Item 2.                 Properties..................................................     16

Item 3.                 Legal Proceedings...........................................     16

Item 4.                 Submission of Matters to a Vote of Security Holders.........     16

PART II

                        Market for Registrant's Common Equity and Related
Item 5.                 Stockholder Matters.........................................     17

Item 6.                 Selected Financial Data.....................................     18

                        Management's Discussion and Analysis of Financial Condition
Item 7.                 and Results of Operations...................................     19

                        Quantitative and Qualitative Disclosures About Market
Item 7A.                Risks.......................................................     26

Item 8.                 Consolidated Financial Statements and Supplementary Data....     26

                        Changes in and Disagreements with Accountants on Accounting
Item 9.                 and Financial Disclosure....................................     26

PART III

Item 10.                Directors and Executive Officers of the Registrant..........     27

Item 11.                Executive Compensation......................................     27

                        Security Ownership of Certain Beneficial Owners and
Item 12.                Management..................................................     27

Item 13.                Certain Relationships and Related Transactions..............     27

PART IV

                        Exhibits, Financial Statement Schedules and Reports on Form
Item 14.                8-K.........................................................     27

                                     PART I

ITEM I.  BUSINESS

    Ticketmaster Online-CitySearch, Inc. is a leading local portal and electronic commerce company that provides in-depth local content and services to help people get things done online. We offer practical tools for living that make the Internet an important part of people's everyday lives. Our principal businesses are online city guides, online ticketing and online personals. Our family of Web sites includes citysearch.com, ticketmaster.com, match.com, museumtix.com, cityauction.com, astroabby.com andlivedaily.com, among others. In September 1998, our company was created by combining CitySearch, Inc. and Ticketmaster Multimedia Holdings, Inc. (Ticketmaster Online), then a wholly-owned online subsidiary of Ticketmaster Corporation (Ticketmaster Corp.), to create Ticketmaster Online-CitySearch, a leading provider of local city guides, local advertising and live event ticketing on the Internet.

    CitySearch was incorporated in September 1995 and launched its first local city guide in May 1996. Ticketmaster Online was formed in 1993 to administer the online business of Ticketmaster Corp. and began selling live event tickets and related merchandise online in November 1996. Subject to specified limitations, Ticketmaster Online is the exclusive agent of Ticketmaster Corp. for the online sale of tickets to live events presented by Ticketmaster Corp.'s clients.

    In 1999, we acquired CityAuction, Inc., an online auction company, Match.com, Inc. (match.com) and the Web Media Ventures, LLC (d/b/a One & Only Network), which are both online personals services, and astroabby.com, an online horoscope service. We are continuing to grow each of these operations in their own right and we are also integrating their services with our citysearch.com city guides. In addition, in 1999, we acquired the arts and entertainment portion of The Microsoft Network (MSN) Sidewalk (sidewalk.com) city guides, significantly expanding the reach of our citysearch.com city guides. We have integrated the Sidewalk city guides with the citysearch.com city guides to create a nationwide network. In January 2000, we acquired 2b Technology, Inc., a Richmond, Virginia based visitor management software developer and offline and online ticketing company targeted at venues such as higher volume museums, cultural institutions and historic sites. We intend to continue to make strategic acquisitions as appropriate opportunities become available.

    Our portfolio of Web sites includes: citysearch.com, ticketmaster.com, match.com, museumtix.com, cityauction.com, livedaily.com, astroabby.com and jobs.citysearch.com, which are described in more detail below.

    - CITYSEARCH.COM is a network of local portal city guide sites that offer primarily original local content for major U.S. and foreign cities as well as practical transactional tools to get things done online. The city guides provide up-to-date, locally produced information about a city's arts and entertainment events, bars and restaurants, recreation, community activities and businesses (shopping and professional services), as well as local news, sports and weather updates. citysearch.com city guides also let people act on what they learn by supporting online business transactions, including ticketing, reservations, auctions, matchmaking, merchandise sales and classifieds. With our recent acquisition of the arts and entertainment portion of the MSN Sidewalk (sidewalk.com) city guides, citysearch.com now reaches more than 70 cities worldwide.

    - TICKETMASTER.COM is the leading online ticketing site and live event portal. Through our exclusive arrangement with Ticketmaster Corp., ticketmaster.com provides tickets for more than 100 professional sports franchises and more than 3,750 leading arenas, stadiums, performing arts venues and theaters. The site also offers in-context, entertainment-related merchandise, including CDs, apparel and memorabilia through STORE.TICKETMASTER.COM.

    - MATCH.COM is a leading online matchmaking and dating service which offers single adults a convenient, fun and private environment for meeting other singles. In combination with the One & Only Network, another online personals company we acquired in 1999 and which we are integrating with match.com (the combined operations to be called match.com), match.com has more than

      4 million user registrations and approximately 560,000 active users, generating more than 100 million monthly page views. In addition, as part of our recent transaction with Microsoft, match.com has become the premier provider of online personals and matchmaking services on the The Microsoft Network (MSN).

    - MUSEUMTIX.COM is 2b Technology's online ticketing site, providing information and ticketing for cultural institutions and other venues, including museums, zoos, aquariums and planetariums.

    - CITYAUCTION.COM is a person-to-person online auction service that provides a local resource for online auctions. In addition to national and regional auctions, cityauction.com lets users post and search for items in their own locality, allowing them to trade items that would be considered too valuable or difficult to transport, such as televisions or furniture. cityauction.com is a member of the FairMarket, Inc. network of auction sites. Buyers and sellers using cityauction.com have access to all of the auctions listed in the FairMarket network of auction sites, including listings from users of many of the largest internet portal Web sites.

    - LIVEDAILY.COM is our daily online live entertainment news webzine that offers music fans daily concert and music news, tour announcements, reviews, interviews and exclusive national ticketing information. livedaily.com users benefit from direct connections to our ticket distribution network at ticketmaster.com and local music information via citysearch.com's growing network of city guides.

    - ASTROABBY.COM is an entertaining and informative horoscope site that provides free weekly and monthly astrology forecasts, as well as astrology advice.

    - JOBS.CITYSEARCH.COM is our online source of employment classifieds and specialists that can be viewed by city to make job searching efficient and effective.

CITY GUIDES--CITYSEARCH.COM

    As of December 31, 1999, we had launched citysearch.com sites in 70 US markets. We own and operate 65 of the US sites, including 32 markets in which we have local sales and content offices and 33 markets without such offices. The remaining five sites in US markets are partner-led. We have also launched citysearch.com sites in seven international markets, all of which are partner-led. We have signed an agreement with an international partner to launch an additional international city guide in Seoul, South Korea and potentially other South Korean markets. We will continue to expand the service both in owned and operated markets and by partnering internationally with major media companies, although our domestic focus during 2000 will be to develop those markets we have already launched in the US. Our international media partners bring capital, brand recognition, promotional strength and local knowledge to their city guides and allow us to build out our international network of sites faster than we could solely through owned and operated sites.

    CITYSEARCH.COM--BUSINESS-TO-CONSUMER PRODUCTS

    We create and host citysearch.com Web sites for local and regional businesses and organizations for a monthly fee. We offer local businesses a wide range of options in creating Web presences, from a basic Web presence costing as little as $280 per month to a multi-page site with additional features and functionality costing up to $490 per month. Typically, business customers enter into a one-year agreement that automatically converts into a month-to-month contract upon expiration of the initial term. By aggregating each customer's Web site with those of numerous other businesses in a comprehensive local city guide, we provide categorical, geographic and editorial context to a customer's Web presence to generate consumer usage, as well as significant Internet traffic.

    Based on studies conducted for us by a marketing research firm, we believe that citysearch.com users are more evenly split between men and women, better educated, slightly older and have higher annual incomes than the typical Internet user. We believe that these demographics are attractive to our business customers.

    We provide an integrated solution for businesses to establish a citysearch.com Web presence, including design, photography, layout, posting of updated information, hosting and maintenance. Businesses are able to provide their targeted audience with current information about their products and services, including photographs, prices, location(s), schedules of live entertainment, sales and other relevant information. Unlike traditional media such as yellow pages advertising, we offer citysearch.com business customers a certain number of free updates each month. Business customers also receive usage reports, e-mails from interested consumers and access to an expanded base of potential buyers including tourists and out-of-town users.

    We recently introduced a strategy of bundling enhanced features and functionality, including panoramic images and audio clips. These services, when bundled with our basic citysearch.com services, are typically priced from $690 to $840 per month. We believe that our broad offering of services and our prices compare favorably to other Web advertising options available to businesses. These options range from low cost, low quality scanned-in information to free-standing custom-designed sites that may cost in excess of $10,000 in up-front production fees and that rely on significant promotion to attract traffic. By providing a high-quality Web presence at an affordable price, we believe that our services address the demand of the large number of businesses whose online needs fall between these market extremes.

    Our proprietary site design tools and production economies enable us to build customized multi-page Web sites for customers for a low up-front fee. The production of business Web sites for citysearch.com owned and operated markets and certain partner-led markets is managed centrally in our headquarters to better control quality and cost and to provide rapid production.

    Business Web site creation follows a standardized process. First, sales representatives in the field work with customers to design their sites and gather images and text. Once content is collected, sales representatives forward this information to our central production site in Pasadena, California where data entry personnel input the text. Graphic designers then use our proprietary software to combine the text and scanned images to create custom sites designed to reflect the nature and style of each business customer. Once the Web site designers have completed their work, the business Web site is checked for accuracy and published online after a 14-day customer proofing period. The entire process, from the receipt of content by us to publishing a site online, takes approximately 2 1/2 months to complete. Each step of the sales and production process is monitored by an enterprise management system to make the process more consistent and complete.

    CITYSEARCH.COM--STRATEGIC ALLIANCES

    We have entered into partnerships and strategic alliances with third parties in order to:

    - rapidly build our national and international network of citysearch.com local city guides;

    - generate licensing revenue in citysearch.com partner-led markets;

    - facilitate branding;

    - gain access to additional content; and

    - drive traffic on our network of sites.

    NEWSPAPER AND TELEPHONY PARTNERSHIPS. We have entered into strategic partnerships with major newspapers and media companies including The Baltimore Sun, The Dallas Morning News, the Los Angeles Times, The San Diego Union-Tribune, Washingtonpost.Newsweek Interactive, Big Colour Pages (the independent yellow pages of Australia), The Melbourne Age, Schibsted ASA/Scandinavia Online (Copenhagen, Oslo and Stockholm), The Sydney Morning Herald, Bell ActiMedia Services Inc. (the yellow pages subsidiary of Bell Canada, Inc.), the Toronto Star and the Korea Information & Communications Co. In these partner-led markets, the partner provides capital and management, while we contribute technology, a business model, consulting services, business systems and processes and network participation. We typically receive up-front license fees, ongoing license fees for delivery of upgrades and support and, in many cases, royalties based on revenues that the partner generates through the city guide service. In addition, we generally receive additional fees for consulting services in connection with the launch of the partner's city guides, custom engineering requested by particular partners and compensation for business Web site production, customer service, billing and hosting services. These partner agreements are typically five to eight years in length and contain customary termination rights in the event of material breach or non-performance. We believe these arrangements allow us to expand our international network of cities in a more rapid and cost-effective manner than an exclusively owned and operated network would allow. We do not expect to enter into additional domestic partnerships to launch city guides.

    TELEVISION AND RADIO MEDIA ALLIANCES. We have entered into co-promotion agreements with local television and radio stations, as well as local magazine and online sites, in most of the citysearch.com owned and operated markets. These relationships typically offer content sharing and co-promotion to both parties. We work with each partner to develop a multimedia Web site within the citysearch.com site, and the partner offers promotion and a recognized brand within the market. We typically receive significant on-air, in print or online promotion from these television and radio stations that increases brand awareness and drives traffic to the citysearch.com site.

    MARKETING AGREEMENTS. We have entered into both local and national marketing agreements. For example, we are party to an agreement with American Express which included an equity investment in Ticketmaster Online-CitySearch. The agreement provides for distribution of co-branded marketing materials to merchant customers of American Express Travel Related Services Company, Inc. in our local markets that will offer such merchant customers online Web site presences through our local city guides. We entered into an extensive distribution and marketing agreement with Microsoft as part of the Sidewalk.com transaction. The agreement provides promotion and linking arrangements for our various Web sites and promotion of our infosite customers' Web sites on the Microsoft online yellow pages. We intend to continue to aggressively pursue such marketing agreements in order to attract additional business customers and increase usage of the citysearch.com service by consumers.

    CONTENT DISTRIBUTION ALLIANCES. We have entered into agreements with a number of companies to distribute our content and drive traffic to our Web sites. For example, we have entered into agreements or arrangements with Microsoft, Lycos, Yahoo!, FairMarket, Inc., ActiveUSA.com and foodline.com for content distribution and cross promotion. We have recently begun to syndicate our citysearch.com content to non-competitive third party Web sites in exchange for cash payments and/or branding and promotional consideration.

    CITYSEARCH.COM--MARKETING AND SALES

    We emphasize marketing activities in our owned and operated markets aimed at increasing awareness of our citysearch.com local city guides by both consumers and business customers. We conduct advertising and public relations campaigns through low-cost "guerrilla" marketing efforts and with our local media partners in radio, television and print advertising to drive both business customer sales and consumer usage. We also purchase targeted advertising on Web sites, as well as through traditional radio, print and outdoor media.

    In partner-led markets, our marketing efforts rely substantially on the partner's existing franchise and resources in the community. Partners typically market their city guide services through print promotion and integration into a pre-existing news Web site. The partner's brand is also used in conjunction with the citysearch.com brand to build credibility with local consumers. We provide our partners with a roll-out team to launch the service and to provide ongoing support, including assistance with recruiting, sales strategy and back office operations.

    After a site has been launched, we, or our partners, rely upon a direct sales force to accelerate the momentum established by the roll-out team. As of December 31, 1999 we employed approximately 250 sales representatives and Internet marketing advisors in our 32 sales offices. Sales representatives sell directly to local businesses and Internet marketing advisors maintain regular contact with customers and facilitate up-selling of Web site functionality. Sales representatives in new markets perform both selling and active customer relationship management. Each sales representative completes an intensive training program at our headquarters with follow-up field training. Our proprietary enterprise management system tracks sales leads and prospect status and allows sales managers to track performance. Sales representatives participate in ongoing training sessions in sales techniques and new products.

    CITYSEARCH.COM--OPERATIONS

    We have created a systematic approach to market roll-out of our citysearch.com local city guides that is designed to enable us to launch our service in owned and operated markets and to support a local service once launched. In addition, we license our roll-out capabilities to media companies in our partner-led markets. We have analyzed and documented the best practices associated with our early city launches to refine and standardize our field and home office production processes. Our software systems monitor much of the sales and customer care functions. Additionally, we have built custom systems that streamline the site creation and maintenance process.

    Our growing network of local city sites has allowed us to refine and streamline the content and the roll-out process of new owned and operated sites. We refer to these new sites as "Quicksilver Sites." Quicksilver Sites incorporate content produced by us for use nationally by all our local sites, such as movie and music reviews, with local edits to provide a broader content base for our new sites in their start-up phase. We believe we realize economies of scale in the production of such content. The Quicksilver Sites are focused more on arts and entertainment as a result of our analysis of traffic patterns on our older and more established owned and operated sites. This traffic analysis indicates that arts and entertainment areas are where the majority of site visitors spend their time. Our streamlined roll-out strategy allows us to launch a new Quicksilver Site in approximately one-half of the time that was needed for the launch of older owned and operated sites. We also staff our Quicksilver Sites with less than one-half of the employees needed to staff the older sites. We attribute this to the fact that we allow the Quicksilver Site local account managers to manage their relationships with advertisers from start to finish and to the reduced need to generate local content due to the use of national content feeds. As a result of the Quicksilver Site program, we were able to launch 25 new sites in 1999. In 2000, we intend to focus on developing our existing network of city guides.

    Customer service operations are located in our Pasadena headquarters. Our enterprise management systems enable customer service staff members to view a customer's full profile, including billing and interactive history, as they take such customer's call, and to use our software tools to make changes to a business customer's site in real time.

    CITYSEARCH.COM--TECHNOLOGY

    We have developed and implemented a number of technologies to support our local city guide service and business operations, including (1) an online city guide application, (2) a set of content creation and management tools and (3) a suite of integrated enterprise management systems.

    CITYSEARCH.COM ONLINE APPLICATION. Our online application provides a user interface intended to support novice online users, while providing easily accessible advanced features for experienced Web users. We employ a multi-tiered architecture, separating a standard relational database from business rules and presentation logic. Our online application is designed to permit city guide publishers to create and to change the appearance of the product quickly and easily. In addition, the tiered architecture is designed to provide for rapid development cycles and code reuse. We have made a substantial investment in our product development infrastructure and intend to continue to release product enhancements that address the changing demands of business customers and consumers.

    CONTENT CREATION AND MANAGEMENT TOOLS. We have created the following applications to support editorial and advertising content production:

    - SiteWorks, for the design of business Web sites and editorial features;

    - EditWorks, for editorial content entry;

    - User Interface Tree editor, for defining and managing the site hierarchy; and

    - MediaWorks, to enable remote content partners, typically television and radio stations, to submit content directly to the site.

    These tools are designed to minimize the technical knowledge that editorial and advertising content producers need to possess.

    ENTERPRISE MANAGEMENT SYSTEMS. We have developed and implemented a suite of integrated enterprise management systems designed to handle an increasing volume of business customers. The enterprise management system consists of third-party and internally developed applications covering sales force automation and telemarketing, production management and tracking systems and customer service, accounting, billing and commissions systems.

    The sales force automation and production tracking systems enhance our ability to manage the planning, scheduling, forecasting and tracking of business Web sites, banners and other services through the various stages of design and production. These tools enable us to manage the large number of business Web sites and banners developed simultaneously and originating from numerous cities. We believe the systems and processes we have developed to produce business Web sites allow us to create high quality sites in a more cost-effective and timely manner.

ONLINE TICKETING--TICKETMASTER.COM

    TICKETMASTER.COM--SERVICE

    ticketmaster.com (formerly known as Ticketmaster Online) is the leading online ticketing service. The service enables consumers to purchase tickets for live music, sports, arts and family entertainment events presented by Ticketmaster Corp.'s clients and related merchandise over the Web. During 2000 we intend to make tickets for events presented by venues not ticketed by Ticketmaster Corp. available through ticketmaster.com. Consumers can access the ticketmaster.com service at www.ticketmaster.com, from citysearch.com owned and operated city guides at www.citysearch.com and from some of our other Web sites through numerous direct links from banners and event profiles. In addition to these services, the ticketmaster.com Web site provides local information and original content regarding live events for Ticketmaster Corp. clients throughout the United States, Canada and the United Kingdom.

    Throughout the ticketmaster.com Web site and at the conclusion of a confirmed ticket purchase, the consumer is prompted to purchase merchandise that is related to a particular event, such as videos, tour merchandise and sports memorabilia from the store.ticketmaster.com site. We intend to expand the types and range of merchandise that can be ordered by consumers through the store.ticketmaster.com Web site. We also intend to organize membership programs that will provide ticketmaster.com members with certain benefits centered around entertainment, leisure and travel activities. Membership is expected to include participation in other activities not generally available to the public.

    Since the commencement of online ticket sales in November 1996, ticketmaster.com has experienced significant growth in the volume of tickets sold through its Web site. Gross transaction dollars for ticket sales increased from approximately $223,000 in November 1996 to $51 million in December 1999. Similarly, tickets sold on the ticketmaster.com Web site in November 1996 represented less than 1% of total tickets sold by Ticketmaster Corp., while tickets sold online in the quarter ended December 31, 1999 represented more than 18% of tickets sold.

    TICKETMASTER CORP.--CLIENTS

    Ticketmaster Corp., through its wholly-owned and majority-owned subsidiaries, is the leading provider of automated ticketing services in the United States with over 3,750 domestic clients, including many of the country's foremost entertainment facilities, promoters and professional sports franchises. Ticketmaster Corp. has established its market position by providing these clients with comprehensive ticket inventory control and management, a broad distribution network and dedicated marketing and support services. Ticket orders are received and fulfilled through operator-staffed call centers, independent sales outlets remote to the facility box office and ticketmaster.com's Web site. Revenue is generated principally from convenience charges received by Ticketmaster Corp. for tickets sold on its clients' behalf. Ticketmaster Corp. generally serves as an exclusive agent for its clients and typically has no financial risk for unsold tickets.

    Ticketmaster Corp. has a comprehensive domestic distribution system that includes approximately 2,700 remote sales outlets, covering many of the major metropolitan areas in the United States, and 17 domestic call centers with approximately 2,000 operator positions. Ticketmaster Corp. also operates in Great Britain, Canada, Ireland, Mexico, Australia, Chile and Argentina. The number of tickets sold through Ticketmaster Corp. has increased from approximately 29 million tickets in 1990 to approximately 75 million tickets in 1999.

    As part of its client agreements, Ticketmaster Corp. is generally granted the right to collect from ticket purchasers a per ticket convenience charge on all tickets sold other than at the box office and an additional per order handling charge on all tickets sold by Ticketmaster Corp. other than at remote sales outlets to partially offset the cost of fulfillment. The amount of the convenience charge is typically determined during the contract negotiation process, and varies based upon numerous factors, including the services to be rendered to the client, the amount and cost of equipment to be installed at the client's box office and the amount of advertising and/or promotional allowances to be provided, as well as the type of event and whether the ticket is purchased at a remote sales outlet, by telephone, through the ticketmaster.com Web site or otherwise. Any deviations from those amounts for any event are negotiated and agreed upon by Ticketmaster Corp. and the client prior to any ticket sales. During Ticketmaster Corp.'s 1999 fiscal year, the convenience charges generally ranged from $1.50 to $7.50 per ticket. Ticketmaster Corp.'s client agreements also generally establish the amounts and frequency of any increases in the convenience charge and handling charge during the term of the agreement.

    The agreements with some of Ticketmaster Corp.'s clients provide for a client to participate in the convenience charges paid by ticket purchasers for tickets bought through Ticketmaster Corp. for that client's events. The amount of such participation, if any, is determined by negotiation with that client. Some agreements also may provide for Ticketmaster Corp. to make participation advances to the client, generally recoupable by Ticketmaster Corp. out of the client's future right to participation. In limited cases, Ticketmaster Corp. makes an upfront, non-recoupable payment to a client for the right to sell tickets for that client.

    Clients are routinely required by contract to include the Ticketmaster name in print, radio and television advertisements for entertainment events sponsored by such clients. The Ticketmaster name and logo are also prominently displayed on printed tickets and ticket envelopes.

    Ticket prices are not determined by Ticketmaster Corp., but by its clients. Ticketmaster Corp.'s clients also generally determine the scheduling of when tickets go on sale to the public and what tickets will be available for sale through Ticketmaster Corp. Facilities and promoters, for example, often handle group and season ticket sales in-house. Ticketmaster Corp. only sells a portion of its clients' tickets, the amount of which varies from client to client and varies as to any single client from year to year.

    If an event is canceled, Ticketmaster Corp.'s current policy is to refund the per ticket convenience charges, but not the handling charge. Refunds of the ticket price for a canceled event are funded by the client.

    TICKETMASTER.COM--LICENSE AGREEMENT

    Under our license agreement with Ticketmaster Corp., subject to specified limitations, Ticketmaster Corp. has granted us an exclusive, perpetual, irrevocable, worldwide license to use the Ticketmaster trademark and specified Ticketmaster Corp. databases to sell live event tickets online for Ticketmaster Corp.'s clients. In addition, Ticketmaster Corp. authorized us to be its exclusive, perpetual, worldwide agent for such online ticket sales. The license agreement further provides that Ticketmaster Corp. may use and permit others to use the Ticketmaster trademark in connection with the online promotion of ticket sales.

    Ticketmaster Corp. retains the rights to sell tickets by non-online means and to use the Ticketmaster trademark in connection with such sales. The license agreement defines such non-online means to include:

    - by telephone;

    - by other voice-to-voice means or voice-to-voice recognition unit systems;

    - by non-interactive broadcast, cable and satellite television; and

    - by kiosks and retail ticket outlets.

Client venues retain the rights to sell tickets at their box offices or as otherwise provided in client venue agreements with Ticketmaster Corp.

    Ticketmaster Corp. is the contracting party with client venues, promoters and sports franchises, providing ticket inventory management, consumer information and related data for all ticketing transactions. Ticketmaster Corp. provides this information to ticketmaster.com for processing of online live event ticket sales and provides all transaction processing and fulfillment services for online live event ticket sales. ticketmaster.com is required under the license agreement to comply with the terms of Ticketmaster Corp.'s client agreements. Our rights, contained in the license agreement, are subject to the client agreements. The license agreement also generally restricts us from cooperating with, offering online links to, or entering into any agreements with venues, ticket sellers or sales agents for online sale of tickets. This limitation was waived by Ticketmaster Corp. in connection with our acquisition of 2b Technology to the extent necessary to allow us to operate 2b Technology post-acquisition.

    Under the license agreement, we pay Ticketmaster Corp. a royalty which is a percentage of the net profit we derive from online ticket sales for Ticketmaster clients. We also reimburse Ticketmaster Corp. for Ticketmaster Corp.'s direct expenses related to online ticket sales.

    Under the license agreement, we have also been granted the non-exclusive right to promote and sell online specified merchandise available through store.ticketmaster.com. Ticketmaster Corp. and third parties serve as ticketmaster.com's fulfillment providers for the online sales of this merchandise. As long as Ticketmaster Corp.'s fees, terms and quality of service are no less favorable than those available to us from third parties, Ticketmaster Corp. or its affiliates will serve as our fulfillment provider for the online sale of merchandise. However, we have entered into a number of fulfillment arrangements covering music, clothing and videos with third parties with Ticketmaster Corp.'s acquiescence.

    TICKETMASTER.COM--STRATEGIC ALLIANCES

    ticketmaster.com participates in certain strategic partnerships with leading marketing and technology partners. We believe that these alliances continue to build the ticketmaster.com brand name and expand our promotional opportunities.

    ADVERTISING, SPONSORSHIP AND MARKETING PARTNERSHIPS. ticketmaster.com has entered into advertising, sponsorship and marketing alliances with Internet content and service providers and other partners. In addition, Ticketmaster Corp. has entered into similar agreements pursuant to which ticketmaster.com performs services and is allocated a percentage of revenues. ticketmaster.com's other advertisers and marketing partners include American Express, Palm Computing Company and International Business Machines Corporation, among others. Client advertisements and marketing opportunities are typically integrated into our ticketmaster.com Web site through banners and links that encourage viewers to click through for additional information. We intend to continue to pursue such advertising, sponsorship and marketing opportunities. We also participate in certain arrangements with technology partners to provide enhanced features and functionality on our ticketmaster.com Web site.

    TICKETMASTER.COM--MARKETING AND SALES

    We believe that we will benefit from Ticketmaster Corp.'s continued promotion of its brand name through Ticketmaster Corp.'s services and advertising sales force. We intend to continue to leverage the Ticketmaster brand name and Ticketmaster Corp.'s extensive distribution capabilities and core ticketing services in an effort to offer live event venues, sports franchises, promoters, advertisers, sponsors and other partners a wider variety of advertising, promotional and marketing platforms for their products and services. We also sell online-only advertising and sponsorship packages to national and local advertisers. As of December 31, 1999, we had 14 employees dedicated to advertising and promotion of ticketmaster.com's services. These persons are in addition to our national sales team which sells advertising across all of our Web sites.

    TICKETMASTER.COM--OPERATIONS

    Our ticketmaster.com ticketing system interfaces on a real-time basis with the host ticketing systems developed by Ticketmaster Corp. This process is designed to ensure that, except in limited circumstances, the inventory of tickets available online is identical to that which is available through Ticketmaster Corp.'s other distribution methods (e.g., telephone call centers and independent retail outlets) and to enable consumers to order tickets on a "best available seat" basis. Measures are taken that are designed to prevent system failure in Ticketmaster Corp.'s computer center. Each system has a live back-up available in the event of a primary system failure. The rooms housing the computer-related equipment are protected by computer-safe fire protection systems. To guard against power outages, uninterruptable power supplies are utilized. High capacity back-up generators eliminate the dependency on public electric sources. In addition, all data is continually recorded on back-up tape.

    We utilize Secure Sockets Layer encryption technology designed to allow users to securely transmit their personal information over the ticketmaster.com Web site. The decrypted data is then passed through two levels of firewalls, using an internally developed communications protocol, to the Ticketmaster Corp. host systems where credit cards are processed and customer accounts are created. The host systems communicate directly with bank processing centers for instantaneous online credit card authorization and electronic deposit of credit card receipts. Essentially, all order processing, credit card billing, order fulfillment and consumer service functions for online ticketing orders are handled by Ticketmaster Corp. in the same manner as orders which are placed by telephone.

    TICKETMASTER.COM--TECHNOLOGY

    ticketmaster.com has an extensive database of live event information, with event information updated 12 times every hour and more than 200 times daily. This data base contains information on more than 30,000 events and over 3,000 clients and is designed to support an easy-to-use and reliable dynamic event calendar and ticket-buying interface to the Ticketmaster System.

    The ticketmaster.com system is deployed as a multi-tiered system of servers that separate database functions, Web page serving functions, transaction processing functions and ticketing system interfacing functions. The system is built using a combination of commercial and proprietary software and hardware and is integrated into the Ticketmaster system. All ticketmaster.com ticket sales occur on one of 25 geographically dispersed host systems. Credit card authorization and deposit, inventory control for events, customer account management and ticket printing and distribution are all handled on the Ticketmaster system. Internet users interact with various Web servers to find an event using various criteria including event location, event type, or performer name. Once an event is located, users interact with forms-based HTML pages to guide them through the ticket-buying process. The Web servers communicate via a proprietary gateway to the host ticketing systems where the transaction actually takes place.

ONLINE PERSONALS--MATCH.COM

    MATCH.COM--SERVICE

    We purchased match.com, a leading on-line matchmaking and dating service, in June 1999. match.com provides adults with a secure, effective environment for meeting other single adults. match.com provides users with access to other users' personal profiles. match.Com members are, on average, upscale, professional singles seeking meaningful romantic relationships. Users interested in meeting others can send email messages to one another. Email recipients can respond, or not, depending on their level of interest in the sender. match.com allows users a seven day free trial period; thereafter match.com charges subscribers a monthly fee with discounts for longer term subscriptions. match.com has focused on keeping the number of users balanced between men and women by forming relationships with women-oriented Internet sites. match.com also expends a considerable amount of effort to keep the site secure for use by single women.

    In September 1999, we purchased One & Only Network, another leading Internet classifieds company that also operates a large online affiliate program primarily focused on online matchmaking. One & Only Network provides classified personals content to large and small businesses and individual Web entrepreneurs. These affiliates are able to join the One & Only Network for free, and earn commissions on each customer subscription they sell into One & Only Network's online matchmaking service.

    MATCH.COM--STRATEGIC ALLIANCES

    match.com has entered into partnerships and strategic alliances with third parties in order to increase subscriptions in general as well as to target particular segments of its potential subscriber base. For example, match.com is the primary provider of personals on the The Microsoft Network (MSN) and the exclusive provider of personals on the MSN local and entertainment channels. In addition, match.com is the exclusive provider of personals on iVillage.com, a Web site oriented towards women. Through its affiliate program, One & Only Network has partnered with over 140,000 Web masters (persons or companies who operate their own Web sites) whose Web sites are linked to One & Only Network's content. match.com and One & Only Network expect to continue to pursue strategic alliances and partnerships, both through the affiliate program and through agreements with third parties, in an effort to expand their overall subscriber base and to encourage subscriptions from targeted audiences.

    MATCH.COM--SALES AND MARKETING

    match.com purchases advertising on Web sites, including strategic placement of ads on Web pages related to romance and personals, in an effort to increase subscriptions and promote the match.com brand name. As part of the integration of match.com and One & Only Network, the combined companies will use the match.com name, and we intend to focus future advertising efforts on building this brand.

    One & Only Network expands the reach of its service by utilizing an affiliate program which allows Web masters to customize and integrate One & Only Network content into their Web Sites. In general,

One & Only Network pays its affiliates a commission on all One & Only Network revenues generated by such affiliates on their Web sites. In addition, One & Only Network provides incentives for existing affiliates to promote the service to other potential affiliates through the payment of commissions on referred affiliate revenues. match.com and One & Only Network utilize our citysearch.com national sales team to sell banner ads on their Web sites.

    MATCH.COM--OPERATIONS

    We have begun the process of integrating One & Only Network's personals classifieds program with match.com. In December 1999, the match.com operations were physically relocated to the Dallas headquarters of One & Only Network and the One & Only management assumed responsibility for both operations. In 2000, we plan to further integrate the two operations and to market them under the match.com brand.

    MATCH.COM--TECHNOLOGY

    match.com and One & Only Network have developed and implemented several technologies to support their matchmaking services and affiliate marketing network.

    The One & Only Network matchmaking service is deployed as a tiered system consisting of web servers, database servers, customer support applications and transaction processing applications. These technologies are based on commercial application servers, databases and hardware. Internet users interact with forms-based HTML pages to specify their desired match. One & Only Network's database is then searched to provide the results to the user. User transactions and customer support are accomplished with custom-built applications.

    The affiliate marketing service provides registration, customization, transaction tracking and reporting services to independent Web masters allowing them to participate in the matchmaking service or any other service which we may make available to the affiliate network from time to time. One & Only Network technology provides near real-time reporting capabilities on the subscription performance of affiliated sites.

    Upon the full integration of match.com and One & Only Network, the combined operations will utilize the One & Only Network technology with combined features of the current match.com and oneandonly.com Web sites.

ADDITIONAL WEB SITES

    We operate a number of other Web sites that have their own following on the Internet and that round-out our citysearch.com, ticketmaster.com and online personals offerings. These Web sites include:

    - astroabby.com;

    - livedaily.com;

    - 2b Technology/MuseumTix.com;

    - Store.ticketmaster.com;

    - CityAuction.com; and

    - Jobs.citysearch.com.

    ASTROABBY.COM

    In July 1999, we purchased all of the assets of the Web site astroabby.com. Astroabby.com is a horoscope site that provides free weekly and monthly astrology forecasts, as well as astrology advice. We have integrated astroabby.com with the citysearch.com and match.com Web sites, allowing users of our other sites to obtain entertaining daily content.

    LIVEDAILY.COM

    livedaily.com is our online daily entertainment news webzine. We have integrated livedaily.com with our citysearch.com and ticketmaster.com Web sites, providing music fans with access to news about event tickets and promotions as well as local music and event information.

    2B TECHNOLOGY/MUSEUMTIX.COM

    In January 2000, we acquired all of the outstanding shares of capital stock of 2b Technology, Inc., a Virginia corporation. 2b Technology is a fully-integrated visitor management and ticketing firm targeted at venues such as higher volume museums, cultural institutions and historic sites. The initial target purchase price for the 2b Technology shares is approximately $23 million of our Class B Common Stock. At the closing, we issued 400,809 shares of Class B Common Stock, representing a value of $16.85 million based on a $42.04 per share valuation, to the shareholders of 2b Technology. The number of shares issued at closing was to be adjusted upward or downward based on the closing price of our Class B Common Stock on the Nasdaq National Market for the five trading days ended two days prior to the filing of the request for acceleration of effectiveness of the registration statement we filed with the SEC to register such shares; provided that the per share price used to calculate the adjustment could not be greater than $47.30 or less than $36.79, which were the maximum and minimum share prices to be used in that adjustment. Pursuant to such adjustment, we issued 57,196 shares of our Class B Common Stock to the shareholders of 2b Technology on March 21, 2000. The remainder of the purchase price may range from $0 to $11 million, subject to, among other things, actual revenues of 2b Technology for the 2000 and 2001 fiscal years. The acquisition will be accounted for using the purchase method of accounting. It is expected that the acquisition will result in goodwill in an amount approximating the purchase price that will be amortized by us over a period of five years.

    We intend to continue to operate 2b Technology's visitor management software development and offline ticketing operations on an independent basis while integrating the company's online ticketing Web site into the ticketmaster.com Web site to enhance traffic to ticketmaster.com. We will also continue to market the museumtix.com Web site independently of the ticketmaster.com site. We have received a waiver of our non-competition provisions in the Ticketmaster License Agreement to allow us to own and operate 2b Technology. The 2b Technology ticketing operations will not be subject to the convenience fee sharing provisions of our license agreement with Ticketmaster Corp.

    STORE.TICKETMASTER.COM

    The store.ticketmaster.com Web site offers users in-context, entertainment-related merchandise, including CDs, apparel and memorabilia. With the integration of store.ticketmaster.com with ticketmaster.com, ticketing customers have the opportunity to buy merchandise related to the events which interest them and merchandise customers have the opportunity purchase tickets to related events.

    CITYAUCTION.COM

    In March 1999, we purchased CityAuction, Inc. which provides person-to-person online auctions through its cityauction.com Web site. In addition to national and regional auctions, cityauction.com lets users post and search in their own locality, allowing them to trade items that would be considered too valuable or difficult to transport over long distances, such as electronic equipment, office equipment, furniture and automobiles. In
September 1999, in connection with our investment in FairMarket, Inc., another online auction company, we integrated the cityauction.com services into the FairMarket network allowing cityauction.com users to access a greater number of users and listings. We also licensed the cityauction.com technology systems to FairMarket as part of the investment.

    JOBS.CITYSEARCH.COM

    Our jobs.citysearch.com Web site is integrated with our citysearch.com site and allows users to search for jobs by city. To help job searchers, jobs.citysearch.com provides career advice, company research, industry research, city research and other useful information.

OTHER ACQUISITIONS AND INVESTMENTS

    We have made, and intend to continue to make, tactical and strategic acquisitions and investments in third party Web sites in order to broaden our existing Web site offerings and to gain additional distribution channels and products.

    SIDEWALK.COM

    We completed the acquisition of the assets associated with the entertainment city guide portion of the Sidewalk.com Web site from Microsoft Corporation in September, 1999. The transaction was structured as an acquisition of assets from a Microsoft subsidiary which held the Sidewalk assets. In connection with the Sidewalk acquisition, we also entered into a four year distribution agreement with Microsoft pursuant to which we are the exclusive provider of local city guide content on The Microsoft Network (MSN) and are the premier provider of personals content to MSN. In addition, we and Microsoft entered into additional cross-promotional arrangements. In connection with these transactions, we issued 7 million shares of our Class B Common Stock and two warrants to purchase an aggregate of 4.5 million shares of our Class B Common Stock. These shares represent approximately 9%-13% of our equity depending on the extent to which the warrants are exercised. The first warrant has an initial exercise price of $30 per share, which adjusts downward by $0.0625 for each $0.0625 increase in the price of the Class B Common Stock over $30 at the time the warrant is exercised. The second warrant has a fixed exercise price of $60 per share of Class B Common Stock. Both warrants expire on September 17, 2004, five years from the date of issuance. We granted Microsoft certain registration rights in connection with the transaction.

    FOODLINE.COM

    In October, 1999, we purchased a minority equity interest in foodline.com, Inc. foodline.com is an online restaurant search and reservation service, allowing users to make real-time reservations in local restaurants. We acquired approximately 30% of the fully-diluted equity of foodline.com in the form of foodline.com's Series A Preferred Stock in exchange for $5 million in cash. We also entered into a distribution agreement making foodline.com's online reservations available through the applicable city guides where that service is available and providing for certain cross-selling arrangements. In March 2000, we sold one-third of our investment in foodline.com to American Express Travel Related Services Company, Inc. to provide an incentive for American Express to enter into a long-term distribution agreement with foodline.com. This divestment was contemplated at the time we initially invested in foodline.com.

    ACTIVEUSA.COM

    In December, 1999, we completed the purchase of approximately 19% of the fully-diluted equity of ActiveUSA.com, Inc. in the form of preferred stock. ActiveUSA.com is an online participatory sports registration and information company. ActiveUSA.com is the company resulting from the merger of RaceGate.com and ActiveUSA.com, which were each in the same business category. The total consideration we paid to ActiveUSA.com for the preferred stock is valued at $15.5 million, consisting of shares of our Class B Common Stock with a fixed value of $10 million, $2.5 million in cash and $3.0 million in services we are to provide to ActiveUSA.com under a distribution agreement.

COMPETITION

    The markets for local interactive content and services are highly competitive. Currently, citysearch.com's primary competitors include Digital City, Inc. (a company wholly-owned by America Online, Inc. and Tribune Company). citysearch.com also competes against search engine and other site aggregation companies which primarily serve to aggregate links to sites providing local content such as Excite, Inc. (City.Net), Lycos, Inc. (Lycos City Guide) and Yahoo! (Yahoo! Local). In addition, citysearch.com competes against offerings from media companies, including Cox Interactive Media, Inc., Knight
Ridder, Inc. and Zip2 Corporation, as well as offerings from several telecommunications and cable companies and Internet service providers that provide local interactive programming such as SBC Communications, Inc. (At Hand) and MediaOne Group, Inc. (DiveIn). There are also numerous niche competitors which focus on a specific category or geography and compete with specific content offerings provided by us. We may also compete with online services and other Web site operators, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets. Furthermore, additional major media companies and other companies with financial and other resources greater than ours may introduce new Internet products and services addressing these markets in the future. There can be no assurance that our competitors will not develop services that are superior to ours or that achieve greater market acceptance than our offerings.

    The markets for the business of selling live events tickets and related merchandise is highly competitive and diverse. Ticketmaster Corp.'s and ticketmaster.com's competitors include event facilities and promoters that handle their own ticket sales and distribution through online and other distribution channels, live event automated ticketing companies with Web sites which may or may not currently offer online transactional capabilities and certain Web-based live event ticketing companies which only conduct business online. Where facilities and promoters decide to utilize the services of a ticketing company, Ticketmaster Corp. and ticketmaster.com compete with international, national and regional ticketing services, including TicketWeb, Telecharge (Shubert Ticketing Services), ETM Entertainment Network, Dillard's, Prologue, Lasergate and Tickets.com. Several of Ticketmaster Corp.'s and ticketmaster.com's competitors have operations in multiple locations throughout the United States and compete with Ticketmaster Corp. and ticketmaster.com on a national level, while others compete with Ticketmaster Corp. and ticketmaster.com principally in one specific geographic region.

    Some of ticketmaster.com's competitors may have financial and other resources greater than ours and may introduce new Internet products and services in these markets in the future. There can be no assurance that ticketmaster.com's competitors will not develop services superior to those of ticketmaster.com or achieve greater acceptance than our ticketmaster.com service offerings. In addition, pursuant to our license agreement with Ticketmaster Corp., ticketmaster.com is restricted from entering into agreements with facilities, promoters or other ticket sellers for the online sale of live event tickets. As a result, ticketmaster.com is dependent on the ability of Ticketmaster Corp. to acquire and maintain live event ticketing rights, including online ticketing rights, with facilities and promoters and to negotiate commercially favorable terms for such rights. Furthermore, substantially all of the tickets sold through our ticketmaster.com Web site are also sold by Ticketmaster Corp. by telephone and through independent retail outlets. These sales by Ticketmaster Corp. could have a material adverse effect on our online ticket sales, and as a result, on our business, financial condition and results of operations.

    The online dating services market is very competitive. match.com's primary independent competitors include FriendFinder, Inc. and Matchmaker.com, Inc., both of whom charge subscribers fees for use of their services. In addition, match.com faces significant competition from online dating services which are free to subscribers and which are offered by most major portal sites, including Yahoo! Inc., Excite Inc. and America Online, Inc., among others.

    We believe that principal competitive factors include depth, quality and comprehensiveness of content, ease of use, distribution, search capability and brand recognition.

    Many of our competitors, whether with respect to our citysearch.com, ticketmaster.com or match.com service, have greater financial and marketing resources than us and may have significant competitive advantages through other lines of business and existing business relationships. There can be no assurance that we will be able to successfully compete against our current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations. Furthermore, as a strategic response to changes in the competitive environment, we may make certain pricing, servicing or marketing decisions or enter into acquisitions or new ventures that could have a material adverse effect on our business, financial condition and results of operations.

PROPRIETARY RIGHTS

    We regard our copyrights, service marks, trademarks, trade dress, trade secrets, proprietary software and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We do not hold any patents. We pursue the registration of certain of our key trademarks and service marks in the United States and internationally.

    Effective trademark, service mark, copyright and trade secret protection may not be available or sought by us in every country in which our products and services are made available online. We have licensed in the past, and expect that we may license in the future, certain proprietary rights, such as trademarks or copyrighted material, to third parties. In addition, we have licensed in the past, and expect to license in the future, certain content, including trademarks and copyrighted material, from third parties. While we attempt to ensure that the quality of our brands is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of our proprietary rights or reputation, which could have a material adverse effect on our business, financial condition and results of operations.

    There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims, including patent infringement claims, against us.

    We license the registered trademark "CitySearch" from a third party, and there can be no assurance that we will be able to continue to license the trademark on terms acceptable to us. The initial term of the license expires in 2001, subject to renewal at our option. We license the trademark "Ticketmaster" and related trademarks from Ticketmaster Corp. pursuant to our license agreement with them. We are dependent upon Ticketmaster Corp. to maintain and assert our rights to the trademarks licensed from Ticketmaster Corp. and defend infringement claims, if any, relating to our use of such marks. We may be subject to legal proceedings and claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us and our licensees or licensors. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources which could result in a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

    As of December 31 1999, we employed:

    - 953 persons with respect to the city guide and related operations (including the citysearch.com, cityauction.com, astroabby.com and jobs.citysearch.com);

    - 33 persons with respect to the ticketmaster.com ticketing operations;

    - 82 persons with respect to the online personals operations; and

    - 104 persons in general and administrative and other technology areas.

    None of our employees is represented by a labor union, and we consider our employee relations to be good.

ITEM 2. PROPERTIES

    Our headquarters are located in Pasadena, California, where we currently lease approximately 50,000 square feet under a lease expiring in 2002. We also lease local office space in approximately 34 cities throughout the United States and abroad. Local offices range in size from less than 2,000 square feet to 10,000 square feet and have lease terms that range from month-to-month to seven years. None of such leases expires later than 2004, except for the San Francisco lease which expires in 2006.

    Our internet personals businesses are currently housed in 14,130 square feet of leased space in Dallas, Texas. We intend to move these businesses to a new 38,000 square foot leased facility in March 2000. That lease will expire in 2005. We also lease temporary office space in Los Angeles, California, as well as temporary office space in additional cities throughout the United States, the United Kingdom and Canada, in each case on a month-to-month basis, from Ticketmaster Corp. on terms that we believe are at least as favorable as those we could obtain from a third party in an arm's-length transaction. We believe that our facilities are adequate in the locations where we currently do business.

ITEM 3. LEGAL PROCEEDINGS

    We are not currently subject to any legal proceedings seeking material damages from us. However, we are from time to time party to various legal proceedings arising in the ordinary course of our business. We are the plaintiff in various legal proceedings seeking injunctive relief and/or damages from third parties for breach of contract and unauthorized use of our intellectual property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders in the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR OUR COMMON STOCK

    Our Class B Common Stock began trading publicly on the Nasdaq National Market on December 3, 1998 under the symbol "TMCS." The following table lists quarterly information on the price range of the Class B Common Stock based on the high and low reported last sale prices for our common stock as reported on the Nasdaq National Market for the periods indicated below. These prices do not include retail markups, markdowns or commissions.

                                                                HIGH       LOW
                                                              --------   --------
Fiscal 1999:
Fourth Quarter..............................................   $44.12     $18.87
Third Quarter...............................................    40.06      22.68
Second Quarter..............................................    41.50      22.00
First Quarter...............................................    71.12      33.00
Fiscal 1998:
Fourth Quarter (commencing December 3, 1998)................   $80.50     $32.69

    As of February 29, 2000, there were approximately 327 holders of record of the Class B Common Stock. We estimate there are more than 800 beneficial holders of the Class B Common Stock. On February 29, 2000, the last reported sale price on the Nasdaq National Market for the Class B Common Stock was $34.87.

    On February 29, 2000, there were approximately 307 holders of record of our Class A Common Stock. There is no public market for the Class A Common Stock, but each share of Class A Common Stock will be automatically converted into one share of our Class B Common Stock upon any transfer of such share, subject to certain exceptions. In addition, each share of Class A Common Stock may be converted at any time into one share of Class B Common Stock at the option of the holder thereof.

    We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    We have used, and intend to continue to use, our Class B Common Stock to make tactical and strategic acquisitions and investments. In addition, we have issued, and may in the future issue, shares of our Class B Common Stock to raise additional funds to fund acquisitions, investments and operations. Typically, these issuances are not registered by us under the Securities Act of 1933, as amended (the "Securities Act"); rather we provide the party receiving such shares with registration rights permitting the registration of the resale of such shares by such persons under the Securities Act. In addition to issuances of shares that were not registered under the Securities Act of 1933 that were reported by us in our previously filed Quarterly Reports on Form 10-Q, we have made the following issuances for the following purposes.

    (1) In September 1999, we issued 1,204,215 shares of our Class B Common Stock as consideration for the acquisition of all of the outstanding ownership units of Web Media Ventures, LLC (d/b/a One & Only Network). Such shares were issued to the former unitholders of One & Only Network. In December 1999, we issued an additional 61,962 shares of our Class B Common Stock to such persons in payment of the first of a series of three earn-out payments also in consideration of the acquisition of One & Only Networks. In March 2000, we issued an additional 65,793 shares of our Class B Common Stock to such persons in payment of the second of such series of earn-out payments.

    (2) In December 1999, we issued 1,302,401 shares of our Class B Common Stock to Ticketmaster Corp., our majority stockholder, for an aggregate purchase price of $40 million. We intend to use the proceeds of such sale for general working capital.

    (3) In December 1999, we issued 243,620 shares of our Class B Common Stock as partial consideration for our purchase of shares of Series D Preferred Stock of ActiveUSA.com, Inc. Such shares were issued to ActiveUSA.com, Inc.

    (4) In January 2000, we issued 400,809 shares of our Class B Common Stock as consideration for the acquisition of all of the outstanding stock of 2b Technology, Inc. Such shares were issued to the former shareholders of 2b Technology. In March 2000, we issued an additional 57,196 shares of Class B Common Stock to such persons in the adjustment to the shares at closing.

    The sales of the securities described in Items (1), (2), (3) and (4) were deemed to be exempt from registration under the Securities Act in reliance on
Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data below as of December 31, 1999 and 1998, and the year ended December 1999 and the eleven months ended December 31, 1998 are derived from the audited financial statements of Ticketmaster
Online-CitySearch, Inc. The selected financial data presented below for the years ended and at January 31, 1998, 1997 and 1996 are derived from audited financial statements of Ticketmaster Online as the predecessor entity. The selected Ticketmaster Online-CitySearch, Inc. financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of Ticketmaster
Online-CitySearch, Inc. and Notes thereto included elsewhere in this report.

                                                          ELEVEN MONTHS
                                            YEAR ENDED        ENDED           YEAR ENDED JANUARY 31,
COMBINED STATEMENTS OF                     DECEMBER 31,   DECEMBER 31,    ------------------------------
OPERATIONS DATA:                             1999(1)         1998(2)        1998       1997       1996
----------------                           ------------   -------------   --------   --------   --------
Revenues:
  Ticketing operations...................    $  64,787       $ 15,743     $ 5,972    $   199     $   --
  City guide and related.................       33,915          5,376          --         --         --
  Sponsorship and advertising............        6,601          6,754       3,933        997         14
                                             ---------       --------     -------    -------     ------
    Total revenues.......................      105,303         27,873       9,905      1,196         14
Costs and expenses:
  Ticketing operations...................       47,870          9,842       3,522        635         --
  City guide and related.................       30,288          4,021          --         --         --
  Sales and marketing....................       47,263          6,834         490        290         --
  Research and development...............        7,455          1,728          --         --         --
  General and administrative.............       15,242          3,495       1,719      1,260        548
  Amortization of goodwill...............       77,744         16,275          --         --         --
  Merger and other transaction
    costs(3).............................        4,236             --          --         --         --
                                             ---------       --------     -------    -------     ------
    Total costs and expenses.............      230,098         42,195       5,731      2,185        548
                                             ---------       --------     -------    -------     ------
Income (loss) from operations............     (124,795)       (14,322)      4,174       (989)      (534)
Interest income, net.....................        4,163             54          --         --         --
Equity in loss of unconsolidated
  affiliates.............................         (272)            --          --
                                                                                        ----
                                             ---------       --------     -------                ------
                                                                                     -------
Income (loss) before provision for income
  taxes..................................     (120,904)       (14,268)      4,174       (989)      (534)
Income tax provision (benefit)...........          464          2,951       1,827       (374)      (204)
                                             ---------       --------     -------    -------     ------
Net income (loss)........................    $(121,368)      $(17,219)    $ 2,347    $  (615)    $ (330)
                                             =========       ========     =======    =======     ======
Basic and diluted net income (loss)
  (4)....................................    $   (1.59)      $  (0.38)    $  0.06    $ (0.02)    $(0.01)
                                             =========       ========     =======    =======     ======
Shares used to compute basic and diluted
  net income (loss) (4)..................       76,097         45,201      37,238     37,238     37,238
                                             =========       ========     =======    =======     ======

                                                          DECEMBER 31,                JANUARY 31,
                                                       -------------------   ------------------------------
BALANCE SHEET DATA:                                      1999       1998       1998       1997       1996
-------------------                                    --------   --------   --------   --------   --------
Cash, cash equivalents and marketable securities
  available for sale.................................  $87,754    $106,910    $  --       $  3       $ --
Working capital......................................   77,553      99,571     (100)       218        223
Long-term debt including capital lease obligations,
  less current portion...............................      333       1,082       --         --         --
Total assets (5).....................................  804,669     416,725      688        554        354
Stockholders' equity.................................  782,593     403,588      289        489        354

------------------------

(1) Reflects operating results including the amortization of goodwill and other intangible assets of CityAuction, match.com, Web Media Ventures (One & Only Network) and the Sidewalk assets from the date they were acquired.

(2) Includes the operating results of CitySearch from September 29, 1998 to December 31, 1998 as a result of the merger of Ticketmaster Online and CitySearch. The eleven month period reflects our change in year end to December 31 from January 31. Comparable amounts for the prior period are not presented because as a result of the merger such presentation would not be considered meaningful.

(3) These costs are primarily a result of advisory fees, regulatory filing fees and legal and accounting costs related to the terminated merger between Ticketmaster Online-CitySearch, certain assets owned by its majority stockholder and Lycos, Inc., as well as certain expenses related to the operation of Sidewalk city guides before the integration of these properties into the CitySearch network.

(4) Basic and diluted net income (loss) per share is based on the weighted average number of outstanding Class A and Class B Common Stock shares for the year ended December 31, 1999 and for the eleven months ended
    December 31, 1998. Basic and diluted net income (loss) per share, for the years ended January 31, 1998, 1997 and 1996, is based on the number of shares of CitySearch common stock exchanged in the merger of Ticketmaster Online and CitySearch.

(5) Total assets at December 31, 1999 reflect $662.9 million of goodwill and other intangibles, net of accumulated amortization. Total assets at December 31, 1998 reflect $299.6 million of goodwill, net of accumulated amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations of should be read in conjunction with our audited Consolidated Financial Statements and the related Notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth below and elsewhere in this report.

OVERVIEW

    Ticketmaster Online-CitySearch, Inc. is a leading local portal and electronic commerce company that provides in-depth local content and services to help people get things done online. We offer practical tools for living that make the Internet an important part of peoples' everyday lives. Our principal operations are online city guides, online ticketing and online personals. Our family of Web sites includes citysearch.com, ticketmaster.com, match.com, museumtix.com, cityauction.com, astroabby.com and livedaily.com, among others. In September 1998, our company was created by combining CitySearch, Inc. and Ticketmaster Online, then the wholly-owned online subsidiary of Ticketmaster Corp., to create Ticketmaster Online-CitySearch.

    We derive revenues from three sources: online ticketing, sales of sponsorships and advertising and city guide and related services (which includes online personals subscriptions). We view our operations as being in one segment, with ongoing integration.

    Online ticketing operations revenues are primarily comprised of convenience charges which are charged on a per ticket purchased basis and shipping and handling fees which are collected on a per order basis. The sale of tickets for an event often begins several months prior to the scheduled date of the event. Ticket operations revenue is recognized when the ticket is sold. If credit card chargeback or refund activity is likely to occur with respect to an event, for example, due to the cancellation of such event, an allowance is established for potential convenience charge refunds. Merchandise sale revenues are recognized when the products are shipped.

    Sponsorship and advertising revenues are derived from local and national advertisers and are primarily recognized ratably over the term of the promotion.

    In our owned and operated city guide markets, we derive our revenues primarily from subscription fees resulting from the creation, hosting and maintenance of local business Web sites. Business customers typically enter into one-year agreements that automatically convert to month-to-month contracts upon expiration. We recognize revenue from sales of local business Web sites on a monthly basis over the term of each contract as services are rendered. In partner-led markets, we derive licensing and royalty revenues from the licensing of our technology and business systems, from consulting services and from providing back office and hosting services. We do not expect entering into additional domestic partnerships to launch city guides to be a critical piece of our strategy going forward. Licensing revenue under license agreements is recognized over the term of the license agreement or the period over which the relevant services are delivered for use of our business and technology systems pursuant to Statement of Position ("SOP") No. 97-2, as amended by SOP No. 98-1. Royalty revenue is recognized as earned and is typically a percentage of partner-led market revenues from Web site subscriptions, banners, advertisements, sponsorships and other ancillary offerings. Additionally, we derive revenue from providing back office services, including business Web site design, hosting, customer service and billing, to certain of our partners.

    In our integrated personals operations, we derive subscription fee revenue from customers who subscribe for our online matching and dating services for one to twelve months. Revenues are recognized monthly over the contract term.

    See Note 1 of the Notes to our Consolidated Financial Statements.

RECENT DEVELOPMENTS

    In January 2000, we completed the acquisition of 2b Technology, Inc, a ticketing and software licensing company. In connection with the acquisition, we issued an aggregate of 458,005 shares of our Class B Common Stock to the former owners of 2b Technology representing a purchase price of approximately
$16.9 million. The purchase price will be increased for additional shares to be granted upon achievement of revenue targets based on the stock price at that time. The acquisition will be accounted for using the purchase method of accounting. The acquisition resulted in $16.8 million of goodwill to be recorded initially with adjustments to be made upon the issuance of additional shares if the revenue targets are achieved. The total amount of goodwill to be recorded approximates the purchase price which will be amortized by us over a period of five years.

OPERATING LOSSES

    We incurred net losses of $121.4 million and $17.2 million for the year ended December 31, 1999 and for the eleven months ended December 31, 1998, respectively. At December 31, 1999, we had an accumulated deficit of $137.4 million.

GOODWILL

    The merger of Ticketmaster Online and CitySearch in September 1998 and USA Networks, Inc.'s acquisition of 1,997,502 shares of Class A Common Stock of CitySearch from holders of such Class A Common Stock for $17.2 million pursuant to the terms of the related merger agreement in November 1998 resulted in $160.2 million of goodwill that will be amortized over five years. We recorded an allocation of goodwill of $154.8 million, which is being amortized over ten years, resulting from the acquisition of Ticketmaster Group by USA
Networks, Inc. The acquisitions of CityAuction, Inc., Match.com, Inc and Web Media Ventures, LLC (d/b/a One & Only Network) during 1999 resulted in goodwill of $28.0 million, $42.8 million and $36.4 million, respectively, which is being amortized over five years. In addition, the fair value of the consideration provided in exchange for the Sidewalk assets and distribution agreement amounted to $338.5 million and has been recorded in goodwill and other intangible assets. The amount allocated to the intangible asset of $333.5 million is being amortized over five years. The allocation of $5 million to the distribution agreement is being amortized over four years with the amortization expense included in sales and marketing. Goodwill related to the 2b Technology acquisition is described in the Recent Developments section above.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE ELEVEN MONTHS ENDED DECEMBER 31,
  1998

    Results for the year ended December 31, 1999 are compared to the eleven months ended December 31, 1998 due to the change in our fiscal year-end in 1998. The difference of one month's operations is not considered to materially impact the comparison of the two periods.

    TICKETING OPERATIONS REVENUES.  Ticketing operations revenues were
$64.8 million and $15.7 million for the year ended December 31, 1999 and for the eleven months ended December 31, 1998, respectively. The increase for the year ended December 31, 1999 over the eleven months ended December 31, 1998 is primarily attributable to a significant increase in the number of tickets sold (from 2.9 million to 10.0 million tickets) and a 17.1% increase in average convenience and handling charge revenue per ticket (from $5.45 to $6.38).

    CITY GUIDE AND RELATED REVENUE.  City guide and related revenues were
$33.9 million and $5.4 million for the year ended December 31, 1999 and for the eleven months ended December 31, 1998, respectively. The increase is attributable to inclusion of the city guide operations for a full twelve months versus the inclusion of three months of the city guide operations subsequent to the merger of CitySearch and Ticketmaster Online in September 1998, growth in the city guide operations during 1999, the addition of approximately six months of revenue from the match.com portion of the personals operations and the addition of approximately three months of revenue from the One & Only Network portion of the personals operations. There were no revenues from personals operations in the 1998 period.

    SPONSORSHIP AND ADVERTISING REVENUES. Sponsorship and advertising revenues were $6.6 million and $6.8 million, for the year ended December 31, 1999 and for the eleven months ended December 31, 1998, respectively. The decrease is associated with the loss of one major promotional agreement which represented $3.0 million in revenues for the eleven months ended December 31, 1998, offset in part by growth in the city guide operations and opportunities to generate sponsorship and advertising in 1999 and an increase in the amount of sponsorship and advertising activity in our ticketing operations.

    TICKETING OPERATIONS EXPENSES. Ticketing operations expenses consist primarily of expenses associated with ticket fulfillment (including the license fee to Ticketmaster Corp.), Web site maintenance, service and network infrastructure maintenance and data communications. Ticketing operating expenses were $47.9 million and $9.8 million for the year ended December 31, 1999 and for the eleven months ended December 31,1998, respectively. Our gross margins in ticketing operations declined to approximately 26% in 1999 from approximately 37% in 1998 as a result of the license arrangement with Ticketmaster Corp.

which commenced in October 1998 in connection with the merger of CitySearch and Ticketmaster Online. Ticketing operations expenses are primarily variable in nature and have increased during the periods presented in conjunction with the increase in ticketing operations revenue and will continue to increase in future periods to the extent ticketing operations revenues increase during such periods.

    CITY GUIDE AND RELATED EXPENSES.  City guide and related expenses were
$30.3 million and $4.0 million for the year ended December 31, 1999 and for the eleven months ended December 31, 1998, respectively. City guide and related expenses of $25.4 million are associated with the design, layout, photography, customer service and editorial resources used in the production and maintenance of business Web sites and editorial content, network infrastructure maintenance and the costs of consulting services in partner-led markets. The increase is attributable to growth in city guide operations in 1999, including the addition of 25 new owned and operated markets, the inclusion of a full twelve months of the city guide operations as compared to the three months subsequent to the merger of CitySearch and Ticketmaster Online in September 1998 in the period ended December 31, 1998 and, to a lesser extent, the inclusion of costs associated with our personals operations in 1999. These personals costs include costs of affiliate referral commissions, customer service and network infrastructure maintenance. There were no personals costs in the 1998 period. Our gross margins in city guide operations declined to 11% in 1999 from 25% in 1998 as a result of costs associated with the expansion into new markets where sales had not yet commenced. City guide and related expenses have both fixed and variable components and may continue to increase in future periods to the extent city guide and related revenues increase during such periods.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of costs related to the compensation of sales and marketing personnel, advertising and travel associated with developing our owned and operated city guide markets. Sales and marketing expenses were $47.3 million and $6.8 million for the year ended December 31, 1999 and for the eleven months ended
December 31, 1998, respectively. The increase is attributable to the growth of our city guide operations in 1999, the inclusion of a full twelve months of the city guide operations in 1999 as compared to the three months subsequent to the merger of CitySearch and Ticketmaster Online in September 1998 for the eleven months ended December 31, 1998 and, to a lesser extent, the addition of sales and marketing expenses associated with our personals operations in the last half of 1999. There were no personals costs in the 1998 period. We expect that sales and marketing expenses will increase in absolute dollars in future periods.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include the costs to develop, test and upgrade our online service and our enterprise management systems primarily for our city guide operations. These costs consist primarily of salaries for product development personnel, contract labor expense, consulting fees, software licenses, hardware costs and recruiting fees. Research and development costs were $7.5 million and $1.7 million for the year ended December 31, 1999 and for the eleven months ended December 31, 1998, respectively. The increase is attributable to inclusion of a full twelve months of research and development costs of city guide operations in 1999 as compared to the three months subsequent to the merger of CitySearch and Ticketmaster Online in September 1998 and, to a lesser extent, the growth of city guide operations in 1999. We believe that timely deployment of new and enhanced products and technology is critical to attaining our strategic objectives and to remaining competitive. Accordingly, we intend to continue recruiting and hiring experienced research and development personnel and making other investments in research and development. As such, we expect that research and development expenditures will increase in absolute dollars in future periods. We have expensed research and development costs as incurred, except that certain qualifying Web site software development costs of $4.4 million were capitalized during 1999 for our ticketing, city guide and personals operations.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of administrative and executive personnel costs. General and administrative expenses were $15.2 million and $3.5 million for the year ended December 31, 1999 and for the eleven months ended December 31, 1998, respectively. The increase was attributable to the inclusion of general and administrative expenses relating to city guide expenses for a full twelve months in 1999 as compared to the three month period subsequent to the merger of CitySearch and Ticketmaster Online in September 1998 in the period ended December 31, 1998, the growth of city guide operations in 1999 and, to a lesser extent, the inclusion of general and administrative expenses relating to personals operations in the last half of 1999. We had no costs associated with personals operations in 1998. We expect that general and administrative expenses will increase in absolute dollars in future periods.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles consists of goodwill associated with the acquisition of Ticketmaster Corp. by USA Networks, the merger of CitySearch and Ticketmaster Online and the acquisitions of CityAuction, match.com, Web Media and the Sidewalk assets. Amortization of goodwill and other intangibles was $77.7 million and $16.3 million for the year ended December 31, 1999 and the eleven months ended December 31, 1999, respectively, primarily relating to the merger of CitySearch and Ticketmaster Online and the acquisition of Ticketmaster Corp. Amortization of goodwill in the prior year periods began during the three month period ending September 30, 1998 as the acquisition of Ticketmaster Corp. did not occur until the end of June 1998.

    MERGER AND OTHER TRANSACTION COSTS. Merger and other transaction costs were $4.2 million for the year ended December 31, 1999. There were no merger or other transaction costs in 1998. These costs are primarily a result of advisory fees, regulatory filing fees and legal and accounting costs related to the terminated merger between Ticketmaster Online-CitySearch, certain assets owned by our majority stockholder and Lycos, Inc., as well as certain expenses related to the operation of the Sidewalk city guides before the integration of these properties into the CitySearch network.

    INTEREST INCOME, NET. Net interest income consists primarily of interest earned on our cash and cash equivalents, less interest expense on capital lease obligations. We had net interest income of $4.2 million and $54,000 for the year ended December 31, 1999 and the eleven months ended December 31, 1998, respectively. The increase was due primarily to the inclusion of 12 months of net interest income from the cash acquired in the merger of CitySearch and Ticketmaster Online in September 1998 in the year ended December 31, 1999 and the Company's initial public offering in December 1998. We invest our cash balances in investment grade, interest-bearing securities with maturities predominately less than one year.

    EQUITY LOSSES OF UNCONSOLIDATED AFFILIATES. Equity losses of unconsolidated affiliates of $272,000 represents the percentage of ownership portion of net losses of foodline.com, Inc. for the ownership period from October 1999 during the year ended December 31, 1999.

    INCOME TAXES. The provision for income taxes was $464,000 and $2.9 million for the year ended December 31, 1999 and for the eleven months ended
December 31, 1998, respectively. The provision for income taxes in 1999 relates to our international ticketing operations. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of state income taxes and generating losses not benefited. We expect that any taxable income for 2000 and 1999 will be offset by the expected future net operating losses from city guide operations, resulting in a nominal tax provision. However, net operating loss carryforwards acquired in the Ticketmaster Online and CitySearch merger will not be available to further offset our taxable income.

ELEVEN MONTHS ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED JANUARY 31, 1998

    TICKETING OPERATIONS REVENUES.  Ticketing operations revenues were
$15.7 million and $6.0 million for the eleven months ended December 31, 1998 and for the year ended January 31, 1998, respectively. The increase for the eleven months ended December 31, 1998 over the year ended January 31, 1998 (the difference of one month's operations is not considered to materially affect the comparison of the two periods) is primarily attributable to a significant increase in the number of tickets sold (from 1.1 million to

2.9 million tickets) and a 7.7% increase in average convenience and handling charge revenue per ticket (from $5.06 to $5.45).

    SPONSORSHIP AND ADVERTISING REVENUES. Sponsorship and advertising revenues were $6.8 million and $3.9 million for the eleven months ended December 31, 1998 and year ended January 31, 1998, respectively. The increases are primarily attributable to an increase in sponsorship and promotion activity with strategic marketing partners. In the eleven month period ended December 31, 1998, $3.0 million was attributable to one major promotional agreement.

    CITY GUIDE AND RELATED REVENUE.  City guide and related revenues were
$5.4 million for the eleven months ended December 31, 1998, which represents the city guide operations for the three months subsequent to the merger of CitySearch and Ticketmaster Online in September 1998.

    TICKETING OPERATIONS EXPENSES.  Ticketing operating expenses were
$9.8 million and $3.5 million for the eleven months ended December 31,1998 and for the year ended January 31, 1998, respectively. Ticketing operations expenses are primarily variable in nature.

    CITY GUIDE AND RELATED EXPENSES.  City guide and related expenses were
$4.0 million for the eleven months ended December 31, 1998 which represents the CitySearch operations for the three months subsequent to the merger of CitySearch and Ticketmaster Online in September 1998. City guide and related expenses are primarily variable in nature and will continue to increase in future periods to the extent city guide and related revenues increase during such periods.

    SALES AND MARKETING EXPENSES.  Sales and marketing expenses were
$6.8 million and $490,000 for the eleven months ended December 31, 1998 and the year ended January 31, 1998, respectively. The increase for the eleven months ended December 31, 1998 as compared to the fiscal year ended January 31, 1998 is due primarily to sales and marketing cost of CitySearch for the three months subsequent to the merger of CitySearch and Ticketmaster Online in September 1998 and increased salary related costs and operating support costs associated with the growth in sales and marketing activities.

    RESEARCH AND DEVELOPMENT EXPENSES.  Research and development costs were
$1.7 million for the eleven months ended December 31, 1998, which represents the research and development costs of CitySearch for the three months subsequent to the merger of CitySearch and Ticketmaster Online in September 1998. We have expensed research and development costs as incurred.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $3.5 million and $1.7 million for the eleven months ended December 31, 1998 and year ended January 31, 1998, respectively. The increase was due primarily to general and administrative expenses for CitySearch for the three months subsequent to the merger of CitySearch and Ticketmaster Online in September 1998.

    INTEREST INCOME, NET. We had net interest income of $54,000 for the eleven months ended December 31, 1998. Included in net interest income is interest expense of $0.7 million on a convertible note issued by us to USA
Networks, Inc. The convertible note was fully repaid as of December 31, 1998.

    INCOME TAXES. The provision for income taxes was $2.9 million and $1.8 million for the eleven months ended December 31, 1998 and fiscal year ended January 31, 1998, respectively. The provision for income taxes for the eleven months ended December 31, 1998 primarily consists of the provision recorded by Ticketmaster Online prior to the merger of CitySearch and Ticketmaster Online in September 1998. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of state income taxes and generating losses not benefited.

LIQUIDITY AND CAPITAL RESOURCES

    We had cash, cash equivalents and marketable securities available for sale of $87.8 million and $106.9 million at December 31, 1999 and 1998, respectively. Prior to the merger of CitySearch and Ticketmaster Online in September 1998, our primary sources of liquidity were cash from operations and funding from Ticketmaster Corp. Consistent with the cash management policies of Ticketmaster Corp., we did not maintain any cash balances prior to the date of the merger (September 28, 1998).

    Net cash used in operating activities was $34.8 million and $438,000 for the year ended December 31, 1999 and for the eleven months ended December 31, 1998, respectively. Net cash used in operating activities was primarily due to net losses, offset in large part by non-cash depreciation and amortization expense of $82.6 million and $17.4 million, respectively. Net cash provided by operating activities was $2.9 million for the fiscal year ended January 31, 1998.

    Net cash used in investing activities was $52.4 million, $1.1 million and $250,000 for the year ended December 31, 1999, the eleven months ended
December 31, 1998 and the fiscal year ended January 31, 1998, respectively. Net cash used in investing activities in the year ended December 31, 1999 consisted primarily of $26.5 million used to purchase short term marketable securities, $12.9 million of other equity investments and $12.3 million of capital expenditures for computers, software, equipment. Net cash used in investing activities in the eleven months ended December 31, 1998 and the fiscal year ended January 31, 1998 consisted primarily of capital expenditures for computers, software, equipment and leasehold improvements.

    Net cash provided by financing activities was $41.7 million and $50.6 million for the year ended December 31, 1999 and the eleven months ended December 31, 1998, respectively. Net cash provided by financing activities for the year ended December 31, 1999 was primarily attributable to $40.0 million additional investment by USA Networks (through its wholly-owned subsidiary Ticketmaster Corp.) in exchange for 1.3 million shares of our Class B Common Stock. The cash provided by financing activities for the eleven months ended December 31, 1998 was attributable to proceeds of $105.4 million from our initial public offering offset by the repayment of the $50.0 million convertible promissory note issued to us by USAi. Net cash used in financing activities was $2.7 million for the fiscal year ended January 31, 1998, attributable to repayments to Ticketmaster Corp. for prior financing provided to us and distributions to Ticketmaster Corp.

    We currently have no material commitments other than those under existing capital and operating lease agreements. We have experienced a substantial increase in our capital expenditures and investing activities consistent with our infrastructure build out and expansion into other businesses that compliment our current offerings. We will continue to evaluate possible acquisitions of, or investments in, businesses, products and technologies that are complementary to ours, which may require the use of cash. Our management believes that existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our working capital and capital expenditures requirements for at least the next twelve months. Thereafter, we may be required to raise additional funds. No assurance can be given that we will not choose to or be required to raise additional financing prior to such time. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that, if available, such financing will include terms favorable to us or our stockholders. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

YEAR 2000

    In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We expensed approximately $100,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that we promptly address any latent Year 2000 matters that may arise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

    Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our consolidated financial statements, with notes thereto and the report of Ernst & Young, LLP, our independent auditors, are set forth as indicated in
Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information contained under the headings "Directors" and "Executive Officers" in the definitive Proxy Statement for our 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information contained under the headings "Directors" and "Executive Officers" in the definitive Proxy Statement for our 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMENT

    The information contained under the heading "Voting Securities and Principal Stockholders" in the definitive Proxy Statement for our 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained under the heading "Certain Transactions" in the definitive Proxy Statement for our 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A)(1)  FINANCIAL STATEMENTS:

                                                              PAGE REFERENCE
                                                                FORM 10-K
                                                              --------------
Schedule II--Valuation and qualifying accounts for the year
  ended
  December 31, 1999 and the eleven months ended
  December 31, 1998.........................................         S-1

    Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

    (A)(2)  FINANCIAL STATEMENTS:

    The following financial statements of Ticketmaster Online--CitySearch, Inc. are included in response to Item 8 of this report.

                                                              PAGE REFERENCE
                                                                FORM 10-K
                                                              --------------
Report of Independent Auditors..............................       F-1

Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................       F-2

Consolidated Statements of Operations for the year ended
  December 31, 1999, the eleven months ended December 31,
  1998 and the year ended January 31, 1998..................       F-3

Consolidated Statements of Stockholders' Equity for the year ended December 31, 1999, the eleven months ended
  December 31, 1998 and the year ended January 31, 1998.....       F-4

Consolidated Statements of Cash Flows for the year ended
  December 31, 1999, the eleven months ended December 31,
  1998 and the year ended January 31, 1998..................       F-5

Notes to Consolidated Financial Statements..................       F-7

    (A)(3)  EXHIBITS FILED AS PART OF THIS REPORT:

EXHIBIT NUMBER                                 EXHIBIT TITLE                           NOTES
--------------                                 -------------                          --------
          2.1           Agreement and Plan of Reorganization, among CitySearch,         (A)*
                        Inc., MB Acquisition Corporation, MetroBeat, Inc., Mark
                        Davies and Joshua White, dated May 31, 1996.

          2.2           Amended and Restated Agreement and Plan of Reorganization,      (A)
                        among CitySearch, Inc., Tiberius, Inc., USA Networks, Inc.,
                        Ticketmaster Group, Inc., Ticketmaster Corporation and
                        Ticketmaster Multimedia Holdings, Inc., dated August 12,
                        1998.

          2.3           Agreement and Plan of Reorganization, dated January 8, 1999,    (F)
                        by and among Ticketmaster Online--CitySearch, Inc., Nero
                        Acquisition Corp., Inc., CityAuction, Inc., Andrew Rebele
                        and Monica Lee as amended.

          2.4           Agreement and Plan of Reorganization, dated as of February      (E)
                        8, 1999, by and among USA Networks, Inc., Ticketmaster
                        Online- CitySearch, Inc., Lycos, Inc., USA Interactive Inc.,
                        Lemma, Inc. and Tycho, Inc. (the "Merger Agreement"),
                        including Form of Certificate of Designations, Preferences and Rights of Series A Convertible Redeemable Preferred
                        Stock of USA/Lycos Interactive Networks, Inc. (Exhibit B to
                        the Merger Agreement)

          2.5           Exchange Agreement by and among Cendant Corporation, Cendant    (H)
                        Intermediate Holdings, Inc. and Ticketmaster
                        Online--CitySearch, Inc. dated as of May 14, 1999.

          2.6           Agreement and Plan of Reorganization dated June 10, 1999        (H)
                        among Ticketmaster Online--CitySearch, Inc., Web Media
                        Ventures LLC (dba One & Only Network) and William Bunker,
                        David Kennedy and Glenn Wiggins.

          2.7           Agreement and Plan of Merger by and among Sidewalk.com,         (I)
                        Inc., Microsoft Corporation and the Registrant, dated as of
                        July 19, 1999.

EXHIBIT NUMBER                                 EXHIBIT TITLE                           NOTES
--------------                                 -------------                          --------
          2.8           Agreement and Plan of Merger by and among the Registrant,       (L)
                        TMCS Merger Sub, Inc., 2b Technology, Inc., Bryan Bostic,
                        Eric Martin, Live Oak Holdings, L.C., Clarke Holding, L.C.,
                        and Kenneth Bostic, dated as of January 30, 2000

          3.1           Form of Amended and Restated Certificate of Incorporation.      (C)

          3.2           Amended and Restated Bylaws.                                    (C)

          4.1           Specimen Class B Common Stock Certificate.                      (C)

          4.2           Class B Common Stock Purchase Warrant of the Registrant to      (I)
                        be delivered upon closing of the Sidewalk acquisition
                        (3,000,000 shares).

          4.3           Class B Common Stock Purchase Warrant of the Registrant to      (I)
                        be delivered upon closing of the Sidewalk acquisition
                        (1,500,000 shares).

         10.1           1996 Stock Option Plan and form of agreement thereunder.        (C)

         10.2           1998 Stock Option Plan and form of agreement thereunder.        (C)

         10.3           1998 Employee Stock Purchase Plan.                              (D)

         10.4           License Agreement between CitySearch, Inc. and Perly, Inc.,     (A)*
                        dated March 9, 1996.

         10.5           Marketing Agreement between CitySearch, Inc. and American       (A)*
                        Express Travel Related Services Company, Inc., dated May 26,
                        1998.

         10.6           Employment Agreement between CitySearch, Inc. and Charles       (A)
                        Conn, dated May 9, 1996.

         10.7           Unanimous Shareholder Agreement between Tele-Direct             (A)*
                        (Services), Inc., Metroland Printing, Publishing &
                        Distributing Ltd., CitySearch Canada, Inc. and 1310818
                        Ontario, Inc., dated August 31, 1998.

         10.8           Limited Partnership Agreement between Metroland Printing,       (A)*
                        Publishing & Distributing Ltd., 1310818 Ontario Inc.,
                        CitySearch Canada, Inc., Tele- Direct (Services), Inc.,
                        Tele-Direct (Publications), Inc., CitySearch, Inc. and
                        Torstar Corporation, dated August 31, 1998.

         10.9           Amended and Restated License and Services Agreement between     (A)*
                        CitySearch, Inc. and CitySearch Canada, Inc., dated August
                        31, 1998.

        10.10           Sublicense and Services Agreement between CitySearch Canada,    (A)*
                        Inc. and toronto.com, dated August 31, 1998.

        10.11           Non-competition Agreement between Toronto Star Newspapers       (A)*
                        Ltd., Tele-Direct (Services), Inc., CitySearch Canada, Inc.
                        and Metroland Printing, Publishing & Distributing Ltd.,
                        dated August 31, 1998.

        10.12           Lease Agreement by and between CitySearch, Inc. and West End    (A)
                        Land Development Co., L.P., dated November 7, 1996.

        10.13           Standard Form of Lease, Aeriel Center Executive Park,           (A)
                        between Pizzagalli Investment Company and CitySearch, Inc., dated May 8, 1996.

        10.14           Standard Office Lease between CitySearch, Inc. and Sage         (A)
                        Realty Corporation, dated May 6, 1997.

EXHIBIT NUMBER                                 EXHIBIT TITLE                           NOTES
--------------                                 -------------                          --------
        10.15           Standard Office Lease between CitySearch, Inc. and H. Naito     (A)
                        Corporation, dated March 6, 1997.

        10.16           Standard Office Lease between CitySearch, Inc. and Brazos       (A)
                        Austin Centre, Ltd., dated August 15, 1996.

        10.17           Standard Office Lease between CitySearch, Inc. and Judge        (A)
                        Building Group, dated September 10, 1996.

        10.18           Standard Office Lease between CitySearch, Inc. and Sobel        (A)
                        Building Development, dated May 31, 1996.

        10.19           Standard Office Lease between CitySearch, Inc. and BPG          (A)
                        Pasadena, L.L.C. (later assigned to Spieker Properties),
                        dated September 30, 1996.

        10.20           Lease Agreement between CitySearch, Inc. And Secured            (A)
                        Properties Investors II, L.P., dated May 13, 1998.

        10.21           License and Services Agreement between CitySearch, Inc. and     (A)*
                        Classified Ventures, L.L.C.

        10.22           Convertible Promissory Note issued to CitySearch, Inc. by       (A)
                        USA Networks, Inc., dated August 12, 1998.

        10.23           Non-Competition Agreement between CitySearch, Inc.,             (A)
                        Ticketmaster Corporation, Ticketmaster Multimedia Holdings,
                        Inc., and Charles Conn, dated August 12, 1998.

        10.24           Letter Agreement between N2K Inc. and Ticketmaster(B)*          (B)*
                        Ticketing Co., Inc., dated April 3, 1998, as amended by a
                        Letter Agreement by and between the parties, dated June 16,
                        1998.

        10.25           Development and Services Agreement between Ticketmaster         (A)
                        Multimedia Holdings, Inc. and Starwave Corporation, dated
                        June 28, 1996.

        10.26           License and Services Agreement between Ticketmaster             (A)*
                        Corporation, Ticketmaster Multimedia Holdings, Inc. and USA
                        Networks, Inc., dated August 12, 1998.

        10.27           Contribution Agreement dated as of February 8, 1999, by and     (E)
                        among USA Networks, Inc., USANi LLC and USA Interactive Inc.

        10.28           Stock Option Agreement dated February 8, 1999 between Lycos,    (E)
                        Inc. and USA Networks, Inc.

        10.29           Stock Option Agreement dated February 8, 1999 between Lycos,    (E)
                        Inc. and Ticketmaster Online--CitySearch.

        10.30           Registration Rights Agreement dated March 29, 1999 by and       (G)
                        among Ticketmaster Online CitySearch, Inc., Charter Venture
                        Capital, GCA Investments, John Montgomery, Monica Lee and
                        Andrew Rebele.

        10.31           Non-competition Agreement dated March 29, 1999 by and among     (G)
                        Ticketmaster Online--CitySearch, Inc., CityAuction, Inc. and
                        Andrew Rebele.

        10.32           Non-competition Agreement dated March 29, 1999 by and among     (G)
                        Ticketmaster Online--CitySearch, Inc., CityAuction, Inc. and
                        Monica Lee.

EXHIBIT NUMBER                                 EXHIBIT TITLE                           NOTES
--------------                                 -------------                          --------
        10.33           Employment Agreement dated March 29, 1999 by and between        (G)
                        Ticketmaster Online--CitySearch, Inc. and Andrew Rebele.

        10.34           Employment Agreement dated March 29, 1999 by and between        (G)
                        Ticketmaster Online--CitySearch, Inc. and Monica Lee.

        10.35           Registration Rights Agreement dated May 14, 1999 among          (H)
                        Cendant Intermediate Holdings, Inc. and Ticketmaster
                        Online--CitySearch.

        10.36           Employment Agreement between Ticketmaster Online--CitySearch    (F)
                        and Robert Perkins dated November 25, 1998.

        10.37           Employment Agreement between Ticketmaster                       (F)
                        Online--CitySearch, Inc. and David Hagan dated November 27,
                        1998.

        10.38           Registration Rights Agreement between the Registrant and        (I)
                        Microsoft Corporation dated September 17, 1999

        10.39           Series A Preferred Stock Purchase Agreement between             (J)
                        Ticketmaster Online-CitySearch, Inc. and foodline.com, Inc.
                        dated October 25, 1999

        10.40           Series D Preferred Stock Purchase Agreement between             (J)
                        Ticketmaster Online-CitySearch, Inc. and FairMarket, Inc.
                        dated September 15, 1999

        10.42           1999 Stock Plan and form of agreement thereunder                (K)

        10.43           Series D Preferred Stock Purchase Agreement, dated November
                        17, 1999, by and among RaceGate.com, Inc., a Delaware
                        corporation, RaceGate.com, Inc., a California corporation,
                        RG Acquisition Corp., Active USA.com, Inc., Ticketmaster
                        Online-CitySearch, Inc, Austin Ventures IV, L.P. and Kettle
                        Partners IV, L.P.

         21.1           Subsidiaries of the Registrant.

         23.1           Consent of Independent Auditors.

         24.1           Power of Attorney (See signature page).

         27.1           Financial Data Schedule.

------------------------

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

(E) Incorporated by reference to exhibits filed in response to Item 7, "Exhibits," of the Report on form 8-K filed by USA Networks, Inc. (File No. 000-20570) with the Commission on February 26, 1998.

(F) Incorporated by reference to the Company's Report on Form 10-K filed with the Commission on March 31, 1999.

(G) Incorporated by reference to exhibits filed in response to Item 7, "Exhibits," of the Report on Form 8-K (File No. 000-25041) with the Commission on April 29, 1999.

(H) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 333-81761) filed with the Commission on June 29, 1999.

(I) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits," of the Report on Form 10-Q filed with the Commission on August 16, 1999.

(J) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits," of the Report on Form 10-Q filed with the Commission on November 15, 1999.

(K) Incorporated by reference to exhibits filed in response to Item 8, "Exhibits," of the Company's Registration Statement on Form S-8 (File No. 333-30794) filed with the Commission on February 18, 2000.

(L) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-3 (File No. 333-30884) filed with the Commission on February 22, 2000.

    (B) REPORTS ON FORM 8-K:

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TICKETMASTER ONLINE-CITYSEARCH, INC.

                                                       By:               /s/ CHARLES CONN
                                                            -----------------------------------------
                                                                           Charles Conn
                                                                     CHIEF EXECUTIVE OFFICER

Dated: March 21, 2000

                               POWER OF ATTORNEY

    Know All Men By These Presents, that each person whose signature appears below constitutes and appoints Charles Conn, Bradley Serwin and Thomas J. McInerney, jointly and severally, his or her attorney-in-fact, each with the power of substitution for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                  /s/ CHARLES CONN                     Chief Executive Officer
     -------------------------------------------         (Principal Executive          March 21, 2000
                    Charles Conn                         Officer) and Director

                                                       Chief Financial Officer,
               /s/ THOMAS J. MCINERNEY                   Executive Vice President,
     -------------------------------------------         Finance and Treasurer         March 21, 2000
                 Thomas J. McInerney                     (Principal Financial and
                                                         Accounting Officer)

                   /s/ BARRY BAKER                     Director
     -------------------------------------------                                       March 21, 2000
                     Barry Baker

                  /s/ TERRY BARNES                     Director
     -------------------------------------------                                       March 21, 2000
                    Terry Barnes

                  /s/ BARRY DILLER                     Director
     -------------------------------------------                                       March 21, 2000
                    Barry Diller

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ JOSEPH GLEBERMAN                   Director
     -------------------------------------------                                       March 21, 2000
                  Joseph Gleberman

                  /s/ WILLIAM GROSS                    Director
     -------------------------------------------                                       March 21, 2000
                    William Gross

                /s/ VICTOR A. KAUFMAN                  Director
     -------------------------------------------                                       March 21, 2000
                  Victor A. Kaufman

                  /s/ ROBERT KAVNER                    Director
     -------------------------------------------                                       March 21, 2000
                    Robert Kavner

                /s/ DARA KHOSROWSHAHI                  Director
     -------------------------------------------                                       March 21, 2000
                  Dara Khosrowshahi

                /s/ LAWRENCE JACOBSON                  Director
     -------------------------------------------                                       March 21, 2000
                  Lawrence Jacobson

                /s/ WILLIAM D. SAVOY                   Director
     -------------------------------------------                                       March 21, 2000
                  William D. Savoy

                   /s/ ALAN SPOON                      Director
     -------------------------------------------                                       March 21, 2000
                     Alan Spoon

                 /s/ THOMAS UNTERMAN                   Director
     -------------------------------------------                                       March 21, 2000
                   Thomas Unterman

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Ticketmaster Online-CitySearch, Inc.

    We have audited the accompanying consolidated balance sheets of Ticketmaster Online-CitySearch, Inc. (the Company) as of December 31, 1999 and December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999, the eleven month period ended December 31, 1998 and the year ended January 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ticketmaster Online-CitySearch, Inc. at December 31, 1999, and the consolidated results of their operations and their cash flows for each of the year ended December 31, 1999, the eleven month period ended December 31, 1998 and the year ended
January 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Los Angeles, California
January 26, 2000

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  61,455   $106,910
  Marketable securities available for sale..................     26,299         --
  Accounts receivable (net of allowance for doubtful
    accounts
    of $738 and $58 respectively)...........................      3,774      1,249
  Related party receivable..................................      1,942        813
  Due from licensees........................................        830      1,440
  Current portion of deferred marketing.....................      1,250         --
  Prepaid expenses and other current assets.................      2,576        777
                                                              ---------   --------
      Total current assets..................................     98,126    111,189
Investments.................................................     23,085         --
Computers, software, equipment and leasehold improvements,
  net.......................................................     16,831      5,893
Goodwill and other intangibles, net.........................    662,921    299,643
Deferred marketing, net of current portion..................      3,385         --
Other long-term assets......................................        321         --
                                                              ---------   --------
      Total assets..........................................  $ 804,669   $416,725
                                                              =========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   4,537   $  2,734
  Accrued expenses..........................................      9,100      4,551
  Deferred revenue..........................................      5,979      3,002
  Current portion of capital lease obligations..............        957      1,331
      Total current liabilities.............................     20,573     11,618
Other long-term liabilities.................................      1,170        437
Capital lease obligations, net of current portion...........        333      1,082
Stockholders' equity:
  Preferred stock, $0.01 par value;
    Authorized shares--2,000,000 at December 31, 1999 and
      1998 Issued and outstanding--none.....................         --         --
  Class A Common Stock, $0.01 par value;
    Authorized shares--100,000,000 at December 31, 1999 and
      1998 Issued and outstanding--52,840,565 and 63,291,653
      at December 31, 1999 and 1998, respectively...........        529        633
  Class B Common Stock--$0.01 par value;
    Authorized shares--250,000,000 at December 31, 1999 and
      1998 Issued and outstanding--32,104,352 and 8,167,000
      at
      December 31, 1999 and 1998, respectively..............        321         82
  Class C Common Stock--$0.01 par value;
    Authorized shares--2,883,506 at December 31, 1999 and
      1998 Issued and outstanding--none.....................         --         --
  Additional paid-in capital................................    919,348    418,918
  Accumulated deficit.......................................   (137,413)   (16,045)
  Accumulated other comprehensive loss......................       (192)        --
                                                              ---------   --------
      Total stockholders' equity............................    782,593    403,588
                                                              ---------   --------
      Total liabilities and stockholders' equity............  $ 804,669   $416,725
                                                              =========   ========

                            See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEAR       ELEVEN MONTHS      YEAR
                                                             ENDED           ENDED          ENDED
                                                          DECEMBER 31,   DECEMBER 31,    JANUARY 31,
                                                              1999           1998           1998
                                                          ------------   -------------   -----------
Revenues:
    Ticketing operations................................    $  64,787       $ 15,743        $5,972
    City guide and related..............................       33,915          5,376            --
    Sponsorship and advertising.........................        6,601          6,754         3,933
                                                            ---------       --------        ------
      Total revenues....................................      105,303         27,873         9,905
Operating costs and expenses:
    Ticketing operations................................       47,870          9,842         3,522
    City guide and related..............................       30,288          4,021            --
    Sales and marketing.................................       47,263          6,834           490
    Research and development............................        7,455          1,728            --
    General and administrative..........................       15,242          3,495         1,719
    Amortization of goodwill and other intangibles......       77,744         16,275            --
    Merger and other transaction costs..................        4,236             --            --
                                                            ---------       --------        ------
      Total costs and expenses..........................      230,098         42,195         5,731
                                                            ---------       --------        ------
Income (loss) from operations...........................     (124,795)       (14,322)        4,174
Other income (expense):
  Interest income.......................................        4,428            867            --
  Interest expense......................................         (265)          (813)           --
  Equity in loss of unconsolidated affiliates...........         (272)            --            --
                                                            ---------       --------        ------
                                                                3,891             54            --
                                                            ---------       --------        ------
Income (loss) before income taxes.......................     (120,904)       (14,268)        4,174
Income tax provision....................................          464          2,951         1,827
                                                            ---------       --------        ------
Net income (loss).......................................    $(121,368)      $(17,219)       $2,347
                                                            =========       ========        ======
Basic and diluted net income (loss) per share...........    $   (1.59)      $  (0.38)       $ 0.06
                                                            =========       ========        ======
Shares used to compute basic and diluted net income
  (loss) per share......................................       76,097         45,201        37,238
                                                            =========       ========        ======

                            See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                   CLASS A               CLASS B
                                         COMMON STOCK           COMMON STOCK          COMMON STOCK          DUE TO       ADDITIONAL
                                    ----------------------   -------------------   -------------------      (FROM)        PAID-IN
                                     SHARES       AMOUNT      SHARES     AMOUNT     SHARES     AMOUNT    TICKETMASTER     CAPITAL
                                    ---------   ----------   --------   --------   --------   --------   -------------   ----------
Balance at January 31, 1997.......        1     $     --          --     $  --          --      $ --        $ 1,434       $     --
Accounts receivable transferred to
  Ticketmaster Corp...............       --           --          --        --          --        --         (9,953)            --
Operating charges transferred from
  Ticketmaster Corp., net of
  federal income tax allocation...       --           --          --        --          --        --          7,406             --
Net income........................       --           --          --        --          --        --             --             --
                                    ---------   ----------   -------     -----      ------      ----        -------       --------
Balance at January 31, 1998.......        1     $     --          --     $  --          --      $ --        $(1,113)      $     --
                                    =========   ==========   =======     =====      ======      ====        =======       ========
Net loss..........................       --     $     --          --     $  --          --      $ --        $    --       $     --
Allocation of initial
  capitalization as a result of
  the Ticketmaster Acquisition by
  USAi............................       --           --          --        --          --        --             --         22,834
Allocation of basis of Tax-free
  Merger of Ticketmaster by USAi..       --           --          --        --          --        --             --        126,170
Stock exchanged in connection with
  CitySearch Merger (37,238) and
  USAi's initial investment in
  CitySearch at cost..............       --           --      40,483       405          --        --             --        145,923
Contribution of tendered
  CitySearch Common Stock from
  USAi to Ticketmaster............       --           --          --        --          --        --             --         17,318
Contribution of CitySearch Common
  Stock from USAi to
  Ticketmaster....................       --           --      22,003       220          --        --             --          1,100
Exercise of stock options and
  warrants........................       --           --         923         9          --        --             --          1,600
Initial public offering of Class B
  Common Stock....................       --           --          --        --       8,050        81             --        103,973
Class A shares converted to Class
  B...............................       --           --        (117)       (1)        117         1             --             --
                                    ---------   ----------   -------     -----      ------      ----        -------       --------
Balance at December 31, 1998......       --           --      63,292       633       8,167        82             --        418,918
Comprehensive Loss:
Net loss..........................
  Net unrealized loss on
    marketable securities.........       --           --          --        --          --        --             --             --
  Foreign currency translation
    adjustment....................       --           --          --        --          --        --             --             --
Total Comprehensive loss..........       --           --          --        --          --        --             --             --
Issuance of Common Stock for
  acquisitions and investments....       --           --          --        --      11,229       112             --        455,980
Issuance of Common Stock related
  to additional investment by
  Ticketmaster Corp...............       --           --          --        --       1,302        13             --         39,987
Additional capital contributed by
  USAi through advertising........       --           --          --        --          --        --             --            207
Exercise of stock options and
  warrants........................       --           --         582         6         373         4             --          4,256
Class A shares converted to Class
  B...............................       --           --     (11,033)     (110)     11,033       110             --             --
                                    ---------   ----------   -------     -----      ------      ----        -------       --------
Balance at December 31, 1999......       --     $     --      52,841     $ 529      32,104      $321        $    --       $919,348
                                    =========   ==========   =======     =====      ======      ====        =======       ========

                                                   ACCUMULATED
                                     RETAINED         OTHER            TOTAL
                                     EARNINGS     COMPREHENSIVE    STOCKHOLDERS'
                                    (DEFICIT)     INCOME (LOSS)       EQUITY
                                    ----------   ---------------   -------------
Balance at January 31, 1997.......  $    (945)        $  --          $     489
Accounts receivable transferred to
  Ticketmaster Corp...............         --            --             (9,953)
Operating charges transferred from
  Ticketmaster Corp., net of
  federal income tax allocation...         --            --              7,406
Net income........................      2,347            --              2,347
                                    ---------         -----          ---------
Balance at January 31, 1998.......  $   1,402         $  --          $     289
                                    =========         =====          =========
Net loss..........................  $ (17,219)        $  --          $ (17,219)
Allocation of initial
  capitalization as a result of
  the Ticketmaster Acquisition by
  USAi............................      1,174            --             24,008
Allocation of basis of Tax-free
  Merger of Ticketmaster by USAi..         --            --            126,170
Stock exchanged in connection with
  CitySearch Merger (37,238) and
  USAi's initial investment in
  CitySearch at cost..............         --            --            146,328
Contribution of tendered
  CitySearch Common Stock from
  USAi to Ticketmaster............         --            --             17,318
Contribution of CitySearch Common
  Stock from USAi to
  Ticketmaster....................         --            --              1,320
Exercise of stock options and
  warrants........................         --            --              1,609
Initial public offering of Class B
  Common Stock....................         --            --            104,054
Class A shares converted to Class
  B...............................         --            --                 --
                                    ---------         -----          ---------
Balance at December 31, 1998......    (16,045)           --            403,588
Comprehensive Loss:
Net loss..........................   (121,368)                        (121,368)
  Net unrealized loss on
    marketable securities.........         --          (211)              (211)
  Foreign currency translation
    adjustment....................         --            19                 19
                                                                     ---------
Total Comprehensive loss..........         --            --           (121,560)
                                                                     ---------
Issuance of Common Stock for
  acquisitions and investments....         --            --            456,092
Issuance of Common Stock related
  to additional investment by
  Ticketmaster Corp...............         --            --             40,000
Additional capital contributed by
  USAi through advertising........         --            --                207
Exercise of stock options and
  warrants........................         --            --              4,266
Class A shares converted to Class
  B...............................         --            --                 --
                                    ---------         -----          ---------
Balance at December 31, 1999......  $(137,413)        $(192)         $ 782,593
                                    =========         =====          =========

                            See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                ELEVEN
                                                                  YEAR          MONTHS         YEAR
                                                                 ENDED          ENDED          ENDED
                                                              DECEMBER 31,   DECEMBER 31,   JANUARY 31,
                                                                  1999           1998          1998
                                                              ------------   ------------   -----------
OPERATING ACTIVITIES
Net income (loss)...........................................   $(121,368)      $(17,219)     $  2,347
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation..............................................       4,847          1,136           268
  Amortization of goodwill and other intangibles............      77,744         16,275            --
  Deferred marketing........................................         365             --            --
  Loss in unconsolidated subsidiary.........................         272             --            --
  Advertising contributed by USAi...........................         207             --            --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................      (2,439)          (818)          (41)
    Related parties receivable..............................      (1,129)          (184)
    Due from licensees......................................         610             27
    Prepaid expenses and other current assets...............      (1,399)          (475)           30
    Accounts payable........................................         677             36           158
    Accrued expenses........................................       4,765           (196)           87
    Deferred revenue........................................       2,071            969            89
    Deferred rent...........................................          --             11            --
                                                               ---------       --------      --------
Net cash provided by (used in) operating activities.........     (34,777)          (438)        2,938

INVESTING ACTIVITIES
Capital expenditures........................................     (12,306)        (1,034)         (250)
Investments in unconsolidated affiliates....................     (12,857)            --            --
Acquisitions, net of cash acquired..........................        (472)            --            --
Purchase of marketable securities available for sale........     (26,510)            --            --
Other.......................................................        (223)          (112)           --
                                                               ---------       --------      --------
Net cash used in investing activities.......................     (52,368)        (1,146)         (250)

FINANCING ACTIVITIES
Net distributions to Ticketmaster Corp......................          --         (5,549)       (2,691)
Net proceeds from exercise of options and warrants..........       4,266          1,609            --
Proceeds from initial public offering.......................          --        105,373            --
Costs associated with initial public offering...............        (861)          (384)
Additional investment from Ticketmaster Corp................      40,000             --            --
Payments on capital leases..................................      (1,413)          (324)           --
Payment on convertible promissory note......................          --        (50,000)           --
Other, net..................................................        (321)          (108)           --
                                                               ---------       --------      --------
Net cash provided by (used in) financing activities.........      41,671         50,617        (2,691)

Effect of exchange rate changes on cash and cash
  equivalents...............................................          19             --            --

Net cash acquired in CitySearch Merger......................          --         57,877            --
                                                               ---------       --------      --------
Net increase (decrease) in cash and cash equivalents........     (45,455)       106,910            (3)
Cash and cash equivalents at beginning of period............     106,910             --             3
                                                               ---------       --------      --------
Cash and cash equivalents at end of period..................   $  61,455       $106,910      $     --
                                                               =========       ========      ========

                            See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                             ELEVEN
                                                               YEAR          MONTH          YEAR
                                                              ENDED          ENDED          ENDED
                                                           DECEMBER 31,   DECEMBER 31,   JANUARY 31,
                                                               1999           1998          1998
                                                           ------------   ------------   -----------
Supplemental statement of cash flow information
  Cash paid for:
    Interest.............................................    $   (265)            --            --
    Income taxes.........................................      (2,951)            --            --
  Noncash investing and financing information
    Mergers and acquisitions of businesses
      Fair value of assets acquired (including cash and
        cash equivalents and goodwill)...................    $111,340       $226,339            --
    Less:
      Fair value of liabilities assumed..................       4,248         61,373            --
      Issuance of Class B Common Stock...................     102,702             --            --
      Guaranteed additional Class B Common Stock
        issuance.........................................       4,390             --            --
      Issuance of Class A Common Stock...................          --        147,648            --
      Contribution of tendered CitySearch Common Stock
        from USAi to Ticketmaster Corp...................          --         17,318            --
                                                             --------       --------
        Cash paid........................................    $     --       $     --            --
                                                             ========       ========
    Acquisition of Sidewalk.com assets
      Issuance of Class B Common Stock...................    $238,000             --            --
      Issuance of Class B Common Stock Warrants..........     100,500             --            --
                                                             --------
        Fair value of assets acquired....................    $338,500             --            --
                                                             ========
    Investment in unconsolidated affiliates through
      issuance of Class B Common Stock...................    $ 10,500             --            --

                            See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1. ORGANIZATION, FORMATION AND BUSINESS

BASIS OF PRESENTATION AND MERGER

    Prior to the Merger (as defined below), Ticketmaster Multimedia
Holdings, Inc. (the predecessor company) ("Ticketmaster.com") was a wholly owned subsidiary of Ticketmaster Corporation ("Ticketmaster Corp."). Ticketmaster Corp. is a wholly owned subsidiary of Ticketmaster Group, Inc. ("Ticketmaster Group"), which is a wholly owned subsidiary of USA Networks, Inc. ("USAi").

    In July 1997, USAi acquired a controlling interest in Ticketmaster Group through the issuance of shares of USAi common stock ("Ticketmaster Acquisition" by USAi). In June 1998, USAi completed its acquisition of Ticketmaster Group in a tax-free merger (Tax-free Merger and collectively with the Ticketmaster Acquisition by USAi is the "Ticketmaster Transaction"), pursuant to which each outstanding share of Ticketmaster Group common stock not owned by USAi was exchanged for 1.126 shares of USAi common stock. A portion of the Ticketmaster Group acquisition cost has been allocated to the assets acquired and liabilities assumed of Ticketmaster.com based on the fair value of the respective portion of Ticketmaster.com acquired in the Ticketmaster Transaction.

    On September 28, 1998, pursuant to an Amended and Restated Agreement and Plan of Reorganization dated as of August 12, 1998 (the "Merger Agreement"), by and among CitySearch, Inc. ("CitySearch"), USAi, Ticketmaster Group, Ticketmaster.com and Tiberius, Inc. ("Tiberius"), a wholly-owned subsidiary of CitySearch, Tiberius was merged with and into Ticketmaster.com, with Ticketmaster.com continuing as the surviving corporation and as a wholly-owned subsidiary of CitySearch (the "Merger"). In connection with the Merger Agreement, all issued and outstanding shares of Ticketmaster.com's Common Stock held by Ticketmaster Corp. were converted into an aggregate of 37,238,000 shares of CitySearch Common Stock and such shares were subsequently reclassified as Class A Common Stock of the Company. The Merger was accounted for using the "reverse purchase" method of accounting, pursuant to which Ticketmaster.com was treated as the acquiring entity for accounting purposes, and the assets acquired and liabilities assumed of CitySearch were recorded at their respective fair values. The accompanying financial statements prior to the Merger reflect the financial position, results of operations and cash flows of Ticketmaster.com. The accompanying financial statements, subsequent to the Merger, include the assets and liabilities of CitySearch and the results of operations of CitySearch from September 28, 1998. In connection with the Merger the name of the combined company was changed from CitySearch, Inc. to Ticketmaster
Online-CitySearch, Inc. ("the Company"). References throughout these financial statements to Ticketmaster.com and CitySearch relate to the individual businesses of Ticketmaster.com and CitySearch, respectively.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                               DECEMBER 31, 1999

1. ORGANIZATION, FORMATION AND BUSINESS (CONTINUED)
    The Merger costs and the determination of the excess of Merger costs over net assets acquired are set forth below (in thousands):

Initial investment at cost..................................  $ 23,000
Value of portion of CitySearch acquired in the Merger.......   120,864
Tender offer................................................    17,318
Estimated transaction costs (including non-competition
  agreements)...............................................     2,464
                                                              --------
    Total Merger costs......................................   163,646
Net identifiable assets acquired............................    (2,517)
                                                              --------
Excess of Merger cost over net assets acquired..............  $161,129
                                                              ========

    The initial investment at cost represents the previous purchases of shares of Series E Preferred Stock by USAi, which were converted into 3,244,641 shares of Class A Common Stock in connection with the Merger, which, prior to the Merger, represented approximately 11.8% of the CitySearch outstanding equity.

    The value of the non-monetary exchange between Ticketmaster.com and CitySearch was determined by Ticketmaster.com based on the fair value of the 50.7% of CitySearch acquired in the transaction. The fair value of CitySearch before the Merger was $238.4 million based on an assumed fair value of $8.67 per share of CitySearch's Common Stock outstanding at September 28, 1998, including outstanding stock options under the treasury method. The fair value of CitySearch attributable to outstanding shares of Common Stock at September 28, 1998 was $218.9 million and the fair value of CitySearch attributable to outstanding stock options at September 28, 1998, under the treasury stock method, was $19.5 million.

    On October 2, 1998 USAi commenced a tender offer (the "Tender Offer") to purchase up to 20% of each CitySearch stockholder's Common Stock at a per share purchase price of $8.67 in cash, up to an aggregate of 2,924,339 shares. The Tender Offer expired on November 3, 1998 and 1,997,502 shares were tendered for purchase for a total of $17.3 million.

    In connection with the Merger Agreement, Ticketmaster.com also entered into a License and Services Agreement (the "License Agreement") with Ticketmaster Corp. and USAi to remain perpetually in effect unless terminated as allowed under the License Agreement. For a license fee, Ticketmaster Corp. granted Ticketmaster.com, among other things, the exclusive worldwide right to use the trademarks of Ticketmaster Corp. in connection with the sale of tickets and merchandise via electronic interactive services.

    On December 2, 1999 USAi invested an additional $40 million in the Company through the acquisition of 1.3 million shares of Class B Common Stock by its wholly-owned subsidiary Ticketmaster Corp. The strategic investment increased available cash, including marketable securities, to approximately $88 million at year-end and strengthened the Company's ability to execute its growth strategies.

PRO FORMA FINANCIAL DATA REFLECTING THE MERGER (UNAUDITED)

    The following unaudited pro forma information presents a summary of results of the Company assuming the Merger, Ticketmaster Transaction and the Tender Offer had occurred as of January 1, 1997, with pro forma adjustments to give effect to amortization of goodwill, certain other adjustments to

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                               DECEMBER 31, 1999

1. ORGANIZATION, FORMATION AND BUSINESS (CONTINUED) conform to the terms of the License Agreement, and the related income tax effects. The pro forma information also gives effect to the Company's change in year ended January 31 to December 31. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effective on January 1, 1997.

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                           1998           1997
                                                         ---------      ---------
                                                              (IN THOUSANDS,
                                                          EXCEPT PER SHARE DATA)
Revenues...............................................  $ 40,157       $ 15,479
Net loss...............................................  $(72,598)      $(80,357)
Net loss per share.....................................  $  (1.16)      $  (1.44)

BUSINESS

    Ticketmaster.com was formed in December 1993 to administer the online business of Ticketmaster Corp. which is a leading provider of automated ticketing services in the United States, with clients including many of the country's most well-known entertainment facilities, promoters and professional sports franchises. Ticketmaster.com commenced online ticket sales in November 1996 providing a ticketing outlet via the World Wide Web ("Web") which gives users access to live event tickets and event information in the United States, Canada and the United Kingdom. Ticketmaster.com's operations are the online distribution mechanism for Ticketmaster Corp., which utilizes Ticketmaster Corp.'s business relationships and brand name.

    CitySearch was organized on September 20, 1995. CitySearch produces and delivers comprehensive local city guides on the Web, providing up-to-date information regarding arts and entertainment events, community events, community activities, recreation, business, shopping, professional services and news/ sports/weather to consumers in metropolitan areas. CitySearch designs and produces custom-built Web sites and related services for local businesses, aggregates them in a local city guide environment and provides business customers the ability to regularly update and expand their sites.

    CitySearch has two primary means of providing its local city guides. In its "owned and operated" markets, CitySearch systematically produces the majority of its own content, hires and deploys a direct sales force to sell custom-built business Web sites as well as related services to local and regional businesses, and launches a presence in the market. In its partner-led markets, CitySearch contracts with a local media company to provide assistance in developing, designing and launching a city guide. Under these contracts, the partners license CitySearch's business and technology systems and pay a license fee and/or make royalty payments to CitySearch based on certain revenues generated by the media partners from the operation of their sites and pay CitySearch for additional consultation and design services not provided for under the license fee.

    Customers include hotels, restaurants, taverns, movie theaters, museums and retail stores. The Company currently owns and operates sites in over 70 cities throughout the continental United States. The growth in cities is a result of aggressive expansion in addition to the acquisition of certain assets associated with the entertainment city guide portion of the Sidewalk.com Web site ("Sidewalk") from Microsoft

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                               DECEMBER 31, 1999

1. ORGANIZATION, FORMATION AND BUSINESS (CONTINUED)
Corporation ("Microsoft"). Through partnership and licensing agreements, the Company has an Internet presence in five domestic cities, as well as, five international countries.

    During 1999, the Company entered into the online auctions and personals businesses through its acquisitions of CityAuction, Inc. ("CityAuction"), Match.Com, Inc. ("Match.Com"), and Web Media Ventures LLC ("Web Media"). CityAuction provides users the ability to auction their belongings over the Web to consumers in their own hometowns. Match.Com and Web Media currently operate as two separate online personals operations. In 2000, the two databases are expected to merge and become co-branded under the name Match.Com.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TICKETMASTER.COM BASIS OF PRESENTATION

    Prior to the merger, the accompanying consolidated financial statements present the operating results and cash flows of the predecessor company, Ticketmaster.com, a wholly owned subsidiary of Ticketmaster Corp. The financial statements include revenues related to the convenience and handling charges in connection with tickets sold via the Internet and advertising sales on Ticketmaster.com's Web site. Costs of ticketing revenues have been allocated from Ticketmaster Corp. to Ticketmaster.com on a per ticket sold basis. The financial statements include operating expenses which have been allocated to Ticketmaster.com by Ticketmaster Corp. on a specific identification basis. Further, Ticketmaster.com shared certain employees and other resources with Ticketmaster Corp. Allocations from Ticketmaster Corp. for indirect expenses for such shared resources have been made primarily on a proportional cost allocation method based on tickets sold and related revenues. Management believes these allocations are reasonable and that such expenses would not differ materially had Ticketmaster.com operated on a stand-alone basis for all periods presented. The financial statements of Ticketmaster.com prior to the merger do not necessarily reflect the results of operations or financial position that would have existed had Ticketmaster.com been an independent company.

SEGMENTS

    The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company's chief operating decision maker reviews financial information to manage the business consistent with the manner presented in the consolidated financial statements. During the year ended December 31, 1999, the eleven months ended December 31, 1998 and the year ended January 31, 1998, the Company operated in a single business segment operating as a local portal and online consumer service primarily in the United States. Through December 31, 1999, foreign operations have not been significant in revenue. As the Company acquires and integrates new businesses it evaluates, based on the nature, size and integration and management strategies, whether it has separate reportable segments.

CHANGE IN YEAR-END

    The statements of operations and cash flows for the eleven months ended December 31, 1998 reflect a change in Ticketmaster.com's year-end as a result of the purchase of Ticketmaster Group by USAi.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                               DECEMBER 31, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany amounts have been eliminated.

    Investments in which the Company owns a 20%, but not in excess of 50%, interest and where it can exercise significant influence over the operations of the investee, are accounted for using the equity method. Investments in which the Company owns less than a 20% interest, where it cannot exercise significant influence and which are not considered investments in marketable securities with a readily determinable fair market value are accounted for at cost. The Company periodically evaluates the recoverability of investments recorded under the cost method and recognizes losses if a decline in value is determined to be other than temporary.

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

    Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts and estimates for deferral of revenues and accruals of expenses.

REVENUE RECOGNITION

    Revenue from advertising and sponsorship agreements is recognized when the service is provided or over the term of the promotion. Revenue from the sale of tickets is recognized when tickets are sold.

    City guide and related revenues include revenue from the sale of subscriptions for custom-built business Web sites (designed and developed by CitySearch) in its owned and operated markets, the performance of consultation and design services, licensing and royalty revenues from the sale of licenses for the use of CitySearch's business and technology systems in its partner-led markets, and the sale of classified advertising for the online personals divisions. License and royalty revenue is less than ten percent of consolidated revenue in all periods presented.

    The Company recognizes subscription revenues from infosites and online personals classifieds after the site has been built and upon confirmation of payment, respectively, over the period the services are provided. Royalty revenues are recognized when earned based on the revenues generated by the license or based on the minimum royalty provisions in the contract. Revenues from consultation and design services are recognized as the services are provided.

    Revenues from the sale of licenses for use of the Company's business and technology systems to its partner-led markets are generally recognized over the term of the license agreement or the period over which the relevant services are delivered. The Company's license agreements have terms ranging from three to nine years.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                               DECEMBER 31, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Deferred revenue primarily consists of prepayments of subscription services, for both infosites and personals, and licensing agreements, advertising and sponsorship revenue, and revenue from Web site support agreements with joint venture partners of Ticketmaster Corp. Web site support is recognized straight line over the life of the agreement.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES AVAILABLE FOR SALE

    The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and of high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents and those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments.

    The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of other comprehensive loss included in stockholders' equity. Realized gains or losses and other than temporary declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred. As of December 31, 1999, the Company recorded net unrealized losses of $211,000.

ACCOUNTS RECEIVABLE

    Concentration of credit risk with respect to trade receivables is limited based on the transaction size, the use of credit card and bank drafts as method of payment, the large volume of transactions and geographic dispersion of the Company's customers. The Company generally does not require collateral; however, credit losses have generally been within management's expectations and have not been significant.

COMPUTERS, SOFTWARE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Computers, software, equipment and leasehold improvements are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Development costs for internal use software incurred in the application development stage are capitalized. Software development costs incurred in the preliminary project and post implementation stages of a project are expensed as incurred. Capitalized software is depreciated over the estimated useful live of the assets, which ranges from one to three years.

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

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                               DECEMBER 31, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
GOODWILL AND OTHER INTANGIBLES

    Goodwill of $154.8 million, representing amounts allocated to Ticketmaster.com from the purchase of Ticketmaster Group by USAi, is being amortized by the straight-line method over ten years.

    As a result of the Merger and the Tender Offer, the Company recorded goodwill of $160.6 million, which is being amortized using the straight-line method over five years, and intangibles relating to non-competition agreements of $500,000, which is being amortized using the straight-line method over
2.5 years.

    The Company's acquisitions of CityAuction, Match.Com, and Web Media in 1999 resulted in goodwill of $28.0, $42.8, and $36.4 million, respectively. The goodwill associated with the Web Media acquisition is expected to increase in 2000 by $8.1 million based on the acquired business achieving certain 1999 revenue earn out provisions. The additional goodwill will be amortized over the remaining five year life. In addition, the fair value of the consideration provided in exchange for the Sidewalk assets and distribution agreement amounted to $333.5 million and $5.0 million, respectively, and has been recorded in other intangible assets and deferred marketing, respectively. The Sidewalk intangible is being amortized over five years. The distribution agreement is being amortized over four years with the amortization expense included in sales and marketing.

    Accumulated amortization at December 31, 1999 and 1998 was $94.0 and $16.3 million, respectively.

INCOME TAXES

    Prior to the Merger, Ticketmaster.com's results have been included in Ticketmaster Corp.'s consolidated federal and state income tax returns. The income tax provision was calculated and deferred tax assets and liabilities were recorded as if Ticketmaster.com had operated as an independent company. Prior to the Merger, Ticketmaster Corp. paid all taxes for Ticketmaster.com and, as such, income taxes payable and deferred tax assets have been included in due to (from) Ticketmaster Corp. Subsequent to the Merger, the Company files its Federal and State income tax returns on a stand-alone basis.

    Deferred tax assets and liabilities are recognized with respect to differences between the financial statement carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share is determined by dividing the net earnings or (loss) by the weighted average shares of Common Stock outstanding during the period. Diluted earnings or (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants and other convertible securities. Basic and diluted earnings (loss) per share is the same for the year ended December 31, 1999, the eleven month period ended December 31, 1998 because the effects of outstanding stock options and warrants are antidilutive. No stock options were outstanding during the year ended January 31, 1998.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                               DECEMBER 31, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The number of shares used in computing basic and diluted earnings (loss) per share for the eleven month period ended December 31, 1998 includes the number of shares of CitySearch Common Stock exchanged in the Merger plus shares of Class A Common Stock of CitySearch outstanding and the number of shares of Class B Common Stock issued from the date of the Merger through December 31, 1998 calculated on a weighted average basis. The number of shares used in computing basic and diluted earnings (loss) per share for the year ended
January 31, 1998 represents the number of shares of CitySearch Common Stock exchanged in the Merger.

FINANCIAL INSTRUMENTS

    The estimated fair values of cash, accounts receivable, accounts payable, and accrued expenses approximate their carrying value because of the short term maturity of these instruments are indicative of market interest rates.

ADVERTISING COSTS

    Advertising costs are expensed as incurred. For the year ended December 31, 1999 and the eleven month period ended December 31, 1998, advertising costs amounted to $16.0 and $1.5 million respectively. There were no advertising costs for the year ended January 31, 1998.

    During 1999 and 1998 CitySearch maintained certain barter arrangements whereby the Company has assisted in the design and hosting of a Web site in exchange for broadcast advertising. The fair value of services provided and the services received in the barter arrangement is not readily determinable and therefore is not used to measure the value of the broadcast advertising received. The Company valued these barter transactions at $1,142,000 and $349,000 for the year ended December 31, 1999 and the period from the date of the Merger through December 31, 1998, based on the estimated cost of the specific services provided by the Company. Such amounts are included in City guide and related revenue as well as recognized in sales and marketing expense in the accompanying consolidated statements of operations. Reciprocal noncash barter advertising on the Internet is not valued in the consolidated financial statements because of the immateriality of the associated costs and the indeterminable fair value.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company periodically reviews its long-lived assets including its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (on an undiscounted basis) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

STOCK-BASED COMPENSATION

    As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, the Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In cases where exercise prices are less than fair value as of the grant date, compensation is recognized over the vesting period.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                               DECEMBER 31, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years' balances to conform to the current year presentation.

3. ACQUISITIONS

ACQUISITION OF CITYAUCTION, INC.

    On March 29, 1999, the Company completed the acquisition of CityAuction, a person-to-person online auction community. In connection with the acquisition, the Company issued an aggregate of 793,726 shares of its Class B Common Stock for all the outstanding capital stock of CityAuction representing an aggregate purchase price of $27.2 million. The acquisition was accounted for using the purchase method of accounting which resulted in approximately $28.0 million of goodwill which is amortized over five years. The results of operations of CityAuction are included in the accompanying statement of operations from the date of acquisition.

ACQUISITION OF MATCH.COM, INC.

    On June 14, 1999, the Company completed the acquisition of Match.Com, an Internet personals company. In connection with the acquisition, the Company issued 1,924,777 shares of Class B Common Stock to the former owners of Match.Com representing a total purchase price of approximately $43.3 million. The acquisition was accounted for using the purchase method of accounting which resulted in approximately $42.8 million of goodwill which is being amortized over five years. The results of operations of Match.Com are included in the accompanying statement of operations from the date of acquisition.

ACQUISITION OF WEB MEDIA VENTURES, L.L.C.

    On September 13, 1999, the Company purchased all the outstanding limited liability company units ("Units") of Web Media. Web Media is an Internet personals company distributing its services through a network of affiliated Internet sites. In connection with the acquisition, the Company issued
1,204,215 million shares of Class B Common Stock in exchange for all of the Web Media Units and became obligated to issue $2.2 million of Class B Common Stock payable at the end of each quarter following the closing of the transaction and an additional number of shares of Class B Common Stock no later than 270 days after the closing of the transaction. The number of shares to be issued upon payment of the quarterly installments and contingent consideration will be determined by dividing the value of the consideration required to be issued by the stock price at the time of issuance subject to certain minimum and maximum prices. The last installment is subject to adjustment based on the achievement of certain revenue targets by Web Media. The maximum number of shares to be issued in the quarterly installments and upon the achievement of certain revenue targets is 1,131,924. The total purchase price recorded at September 13, 1999 was $36.6 million, representing the consideration value attributed to the initial issuance of 1,204,215 million shares of Class B Common Stock and the two quarterly installments. The goodwill associated with the Web Media acquisition is expected to increase in 2000 by $8.1 million based on the acquired business achieving certain revenue earn out provisions. The acquisition was accounted for using the purchase method of accounting. The acquisition has resulted in $36.4 million of goodwill being recorded initially with adjustments to be made at the issuance of additional shares if the revenue targets are achieved. The total

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                               DECEMBER 31, 1999

3. ACQUISITIONS (CONTINUED)
amount of goodwill recorded approximates the purchase price which is being amortized by the Company over a period of five years. The results of operations of Web Media are included in the accompanying statement of operations from the date of acquisition.

TRANSACTION REGARDING SIDEWALK.COM

    On September 17, 1999, the Company acquired certain assets associated with the entertainment city guide (A&E) portion of the Sidewalk from Microsoft. The Company also entered into a four year distribution agreement with Microsoft pursuant to which the Company became the exclusive provider of local city guide content on the Microsoft Network ("MSN") and the Company's internet personals Web sites became the premier provider of personals content to MSN. In addition, the Company and Microsoft entered into additional cross-promotional arrangements. In connection with these transactions, the Company issued to Microsoft 7.0 million shares of its Class B Common Stock and two warrants to purchase an aggregate of 4.5 million shares of its Class B Common Stock. The first warrant for 3.0 million shares has an initial exercise price of $30 per share, which adjusts downward by $0.0625 for each $0.0625 increase in the price of the Class B Common Stock over $30 at the time the warrant is exercised. At December 31, 1999, the exercise price of this warrant was determined to be $21.57. The second warrant for 1.5 million shares has a fixed exercise price of $60 per share of Class B Common Stock. Both warrants expire on September 17, 2004, five years from the date of issuance. The Company granted Microsoft certain registration rights in connection with the transaction. The impact of the Company's ownership of the Sidewalk assets is included in the accompanying statement of operations from the date the transaction closed.

    The fair value of the consideration provided in exchange for the Sidewalk assets and distribution agreement amounted to $338.5 million and $333.5 million has been recorded in goodwill and other intangibles in the accompanying consolidated balance sheet and $5.0 million has been allocated to the distribution agreement and recorded as deferred marketing in the accompanying balance sheet. The Sidewalk intangible of $333.5 is being amortized over five years. The distribution agreement of $5.0 million is being amortized over four years with the amortization expense included in sales and marketing.

PRO FORMA FINANCIAL DATA 1999 ACQUISITIONS (UNAUDITED)

    The following unaudited pro forma information presents a summary of results of the Company assuming the Merger, Ticketmaster Transaction, the Tender Offer and the acquisitions of CityAuction, Match.Com and Web Media had occurred as of January 1, 1998, with pro forma adjustments to give effect to amortization of goodwill, certain other adjustments to conform to the terms of the License Agreement, and the related income tax effects. The pro forma information also gives effect to the Company's change in year end from January 31 to December 31. The pro forma financial information is not necessarily

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                               DECEMBER 31, 1999

3. ACQUISITIONS (CONTINUED)
indicative of the results of operations as they would have been had the transactions been effective on January 1, 1998.

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                          1999           1998
                                                        ---------      --------
                                                         (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)
Revenues..............................................  $ 115,325      $ 47,459
Net loss..............................................   (132,955)      (94,883)
Net loss per share....................................      (1.70)        (1.42)

    In addition to the above pro forma results, the Sidewalk transaction resulted in additional intangible assets. The amortization of these intangibles for the years ended December 31, 1999 and 1998, had the transaction occurred on January 1, 1998, would have resulted in net losses of $182.9 million and $161.5 million and net loss per share of $2.20 and $2.19 on a pro forma basis, respectively.

4. EQUITY INVESTMENTS

    In September 1999, the Company purchased a minority equity position in FairMarket, Inc. ("FairMarket"), a privately-held, online auction company in exchange for cash and other consideration consisting of a license to FairMarket of the CityAuction auction technology and the Company's agreement to a multi-year Auction Services Agreement with FairMarket. The FairMarket investment is being accounted for using the cost method of accounting.

    In October 1999, the Company purchased a minority equity position in foodline.com, Inc ("foodline.com")., a privately-held, online restaurant reservations company in exchange for $5.0 million cash. The Company and foodline.com also entered into a multi-year content sharing and distribution agreement. The foodline.com investment is being accounted for using the equity method of accounting.

    In December 1999, the Company purchased a minority equity position in ActiveUSA.com, Inc. ("ActiveUSA.com"), a privately-held online local participatory sports registration and reservation company in exchange for $2.5 million cash, Class B Common Stock valued at $10.5 million and a commitment by the Company to provide $3.0 million in services to ActiveUSA.com. The Company and ActiveUSA.com also entered into a multi-year content sharing and distribution agreement. The ActiveUSA.com investment is being accounted for using the cost method of accounting.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                               DECEMBER 31, 1999

5. COMPUTERS, SOFTWARE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Computers, software, equipment and leasehold improvements consisted of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Computers and software....................................  $20,179    $ 6,860
Furniture and fixtures....................................    1,465        141
Leasehold improvements....................................      817        215
                                                            -------    -------
                                                             22,461      7,216
Less accumulated depreciation and amortization............   (5,630)    (1,323)
                                                            -------    -------
                                                            $16,831    $ 5,893
                                                            =======    =======

    Depreciation and amortization expense was $4.3 million, $1.1 million and $124,000 for the year ended December 31, 1999, the eleven month period ended December 31, 1998 and the year ended January 31, 1998, respectively.

6. INVESTMENTS

    At December 31, 1999, marketable securities available-for-sale were as follows (in thousands):

                                                                    GROSS        GROSS
                                                                  UNREALIZED   UNREALIZED   ESTIMATED
                                                         COST       GAINS        LOSSES     FAIR VALUE
                                                       --------   ----------   ----------   ----------
U.S. Government and agencies.........................  $13,975      $    --       $ 63       $13,912
Corporate debt securities............................   12,535           --        148        12,387
                                                       -------      -------       ----       -------
                                                       $26,510      $    --       $211       $26,299
                                                       =======      =======       ====       =======

    The contractual maturities of debt securities classified as available-for-sale as of December 31, 1999 are as follows (in thousands):

                                                                      ESTIMATED
                                                             COST     FAIR VALUE
                                                           --------   ----------
Due in one year or less..................................  $23,514     $21,362
Due after one year through two years.....................    4,996       4,937
                                                           -------     -------
Total....................................................  $26,510     $26,299
                                                           =======     =======

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                               DECEMBER 31, 1999

7. INCOME TAXES

    The provision for income taxes consisted of the following:

                                                              YEAR       ELEVEN MONTHS      YEAR
                                                             ENDED           ENDED          ENDED
                                                          DECEMBER 31,   DECEMBER 31,    JANUARY 31,
                                                              1999           1998           1998
                                                          ------------   -------------   -----------
                                                                        (IN THOUSANDS)
Current:
  Federal...............................................      $ --           $2,624         $1,445
  Foreign...............................................       464               82             --
  State.................................................        --              754            395
                                                              ----           ------         ------
                                                               464            3,460          1,840
                                                              ----           ------         ------
Deferred:
  Federal...............................................        --             (478)           (13)
  State.................................................        --              (31)            --
                                                              ----           ------         ------
                                                                --             (509)           (13)
                                                              ----           ------         ------
Total income tax provision..............................      $464           $2,951         $1,827
                                                              ====           ======         ======

    The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:

                                                                             ELEVEN
                                                               YEAR          MONTHS         YEAR
                                                              ENDED          ENDED          ENDED
                                                           DECEMBER 31,   DECEMBER 31,   JANUARY 31,
                                                               1999           1998          1998
                                                           ------------   ------------   -----------
Statutory federal income tax expense (benefit)...........       (34)%          (35)%          34%
Tax provision for earnings included in Ticketmaster Corp.
  consolidated return....................................        --             20            --
Non-deductible goodwill amortization.....................        20             37            --
State income tax expense (benefit).......................        (1)            --             9
Change in valuation allowance............................        14             --            --
Other....................................................         1             (1)            1
                                                                ---            ---            --
                                                                  0%            21%           44%
                                                                ===            ===            ==

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                               DECEMBER 31, 1999

7. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Deferred tax liabilities
  Depreciation..........................................  $    199   $    400
  Software development..................................       788        824
  Other.................................................       296         --
                                                          --------   --------
Total deferred tax liabilities..........................     1,283      1,224
Deferred tax assets
  Net operating loss carryforwards......................    49,848     31,482
  Research and development credit carryforwards.........       644        468
  Vacation accruals.....................................       145        250
  Deferred revenue......................................       904        600
  Other.................................................     1,610        124
                                                          --------   --------
Total deferred tax assets...............................    53,151     32,924
Valuation allowance.....................................   (51,868)   (31,700)
                                                          --------   --------
Net deferred tax assets.................................  $     --   $     --
                                                          ========   ========

    The valuation allowance increased by approximately $20.0 million and $1.7 million during the year ended December 31, 1999 and the eleven months ended December 31, 1998, respectively. The valuation allowance recorded in connection with the CitySearch Merger was approximately $30.0 million. If the related deferred tax assets become realizable in the future, the reversal of the valuation allowance will be recorded as a reduction of goodwill. Also, approximately $3.5 million of the valuation allowance relates to stock option deductions, which if realized, will be charged to paid in capital. The Company had net operating loss carryforwards for federal and state income tax purposes at December 31, 1999 of approximately $129.0 million and $103.0 million, respectively. The federal carryforwards expire principally in the period from 2010 to 2019, and the state carryforwards expire principally in 2004. Utilization of the net operating loss carryforwards is subject to limitations as a result of ownership changes as defined in the Internal Revenue Code.

8. DEFINED CONTRIBUTION PLANS

    Prior to 1999, Ticketmaster.com participated in the Ticketmaster Corp. 401(k) defined contribution plan (the 401(k) Plan), covering substantially all Ticketmaster.com employees, which contains an employer matching feature of 25% up to a maximum of 6% of the employee's compensation. Ticketmaster.com's contribution for the 401(k) Plan eleven months ended December 31, 1998 was $16,000.

    In July 1997, CitySearch established a defined contribution plan for certain qualified employees as defined in the plan. Participants may contribute from 1% to 20% of pretax compensation subject to certain liabilities. The plan does provide for certain discretionary contributions by the Company as defined in the plan. No Company contributions were made for the year ended December 31, 1999, the eleven months

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                               DECEMBER 31, 1999

8. DEFINED CONTRIBUTION PLANS (CONTINUED) ended December 31, 1998 or the year ended January 31, 1998. As a result of the merger, Ticketmaster.com employees incorporated their balances from the Ticketmaster Corp. 401(k) plan into the CitySearch plan.

9. RELATED PARTY TRANSACTIONS

    Prior to the Merger, Ticketmaster.com was part of a consolidated group and, as such, had significant transactions with related entities.

    In connection with the Merger, the Company entered into a license agreement with Ticketmaster Corp. (the License Agreement) under which the Company is required to pay Ticketmaster Corp. a royalty based on a percentage of the net profit the Company derives from online ticket sales. Ticketing operations cost primarily consists of costs associated with ticketing fulfillment provided by Ticketmaster Corp. including royalty fees of $15.1 and $1.5 million as incurred under the License Agreement for the year ended December 31, 1999 and the eleven months ended December 31, 1998, respectively. Included in related party receivable at December 31, 1999 and 1998 was $1.5 million and $346,000 representing unpaid ticketing fees, net of amounts due to Ticketmaster Corp. for direct expenses and royalty fees under the License Agreement.

    Concurrently with the execution of the Merger Agreement, the Company received a $50 million loan from USAi in exchange for a convertible promissory note ("Convertible Note"). The Convertible Note, in the principal amount of $50 million, bore interest at a rate per annum of 7.00%. On December 10, 1998, the Company repaid the Convertible Note and paid total interest of $1.2 million covering the period August 13 to December 31, 1998. Interest expense on the Convertible Note was $710,000 during the eleven month period ended December 31, 1998.

    On June 28, 1996, Ticketmaster.com entered into an agreement expiring on December 31, 2003, with an affiliate of its then majority shareholder, whereby in exchange for services rendered in connection with the development of Ticketmaster.com's Web site, Ticketmaster.com will pay royalties equaling 5% of net profit (as defined) from ticket convenience charges and 10% of net profit (as defined) from merchandise sold through its Web site (net of defined deductions). The agreement calls for an annual minimum royalty payment of $100,000 per year. Royalty expense incurred for the year ended December 31, 1999, the eleven month period ended December 31, 1998 and the year ended January 31, 1998 amounted to $1.2 million, $477,000 and $138,000, respectively.

    On December 2, 1999 USAi invested an additional $40 million in the Company through the acquisition of 1.3 million shares of Class B Common Stock by its wholly-owned subsidiary Ticketmaster Corp. Also during 1999, the Company received an additional $207,000 equity investment from USAi in the form of advertising on its wholly-owned television properties, Sci-Fi Channel and USA Network, for no additional shares.

    Revenues from affiliated companies for the year ended December 31, 1999, the eleven month period ended December 31, 1998 and for the year ended January 31, 1998 amounted to $1.1 million, $491,000 and $583,000, respectively, primarily for Web site maintenance and license fee revenue. Included in related party receivables at December 31, 1999 and 1998 was $480,000 and $467,000 receivable from these affiliated companies.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                               DECEMBER 31, 1999

10. STOCKHOLDERS' EQUITY AND STOCK OPTIONS

    Stockholders' equity reflects the exchange of 1,000 shares of Common Stock of Ticketmaster.com for 37,238,000 shares of CitySearch Common Stock (subsequently reclassified as Class A Common Stock of the Company) and the recording of the predecessor basis and outstanding shares of CitySearch Common Stock (subsequently reclassified as Class A Common Stock of the Company) in connection with the Merger. Holders of each share of Class A Common Stock have 15 votes. Each share of Class A Common Stock will automatically convert into one share of Class B Common Stock upon a "transfer," as defined, of such share except for transfers to certain parties. Holders of Class B Common Stock have rights in the Company's Restated Certificate of Incorporation similar to holders of Class A Common Stock except each share of Class B Common Stock carries one vote. Holders of Class C Common Stock have no voting rights. In December 1998, the Company completed its initial public offering of 8,050,000 shares of Class B Common Stock resulting in the receipt of net proceeds of $104.1 million.

    At December 31, 1999 the Company has reserved shares of Class B Common Stock for future issuance as follows (in thousands):

1996 Stock Option Plan......................................    1,955
1998 Stock Option Plan......................................    3,960
1999 Stock Option Plan......................................    4,000
1998 Employee Stock Purchase Plan...........................    1,000
Warrants to purchase Class B Common Stock...................    4,500
Maximum shares to be issued in Web Media Ventures
  acquisition...............................................    1,132
                                                               ------
Total.......................................................   16,547
                                                               ======

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

1996 STOCK OPTION PLAN

    The CitySearch 1996 Stock Option Plan (1996 Stock Plan) authorized members of management to grant non-statutory stock options or incentive stock options to employees and consultants of the Company and its subsidiaries. As of December 31, 1999 the maximum number of shares of Common Stock to be issued under the Plan was 5,500,000 shares. Options granted under the 1996 Stock Plan are exercisable at various dates over their ten-year life and vest principally 25% after the first year and ratably over the remaining vesting period which is generally another three years. At December 31, 1999 there were options to purchase 1,955,257 shares of the Company's Class A Common Stock outstanding at a weighted average exercise price of $5.06 per share. No additional shares will be granted under this option plan.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                               DECEMBER 31, 1999

10. STOCKHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)
1998 STOCK OPTION PLAN

    The Company adopted the 1998 Stock Plan and reserved 4,000,000 shares of Class B Common Stock of the Company for issuance thereunder. The 1998 Stock Plan provides for the grant of incentive stock options to employees (including officers and employee directors) and for the grant of nonstatutory stock options and stock purchase rights ("SPRs") to employees, directors and consultants. Options granted under the 1998 Stock Plan are exercisable at various dates over their ten-year life and vest principally 25% after the first year and ratably over the remaining vesting period which is generally another two to three years. Unless terminated sooner, the 1998 Stock Plan will terminate automatically in September 2008. At December 31, 1999, there were options to purchase 3,415,125 shares of the Company's Class B Common Stock outstanding at a weighted average exercise price of $26.70 per share. Options to purchase 545,480 shares of Class B Common Stock were available for future grants at December 31, 1999.

1999 STOCK OPTION PLAN

    The Company adopted the 1999 Stock Plan and reserved 4,000,000 shares of Class B Common Stock of the Company for issuance thereunder. The 1999 Stock Plan provides for the grant of incentive stock options to employees (including officers and employee directors) and for the grant of nonstatutory stock options and SPRs to employees, directors and consultants. Options granted under the 1999 Stock Plan are exercisable at various dates over their ten-year life and vest principally 25% after the first year and ratably over the remaining vesting period which is generally another two to three years. Unless terminated sooner, the 1999 Stock Plan will terminate automatically in December 2009. At
December 31, 1999, there were options to purchase 2,114,375 shares of the Company's Class B Common Stock outstanding at a weighted average exercise price of $39.10 per share. Options to purchase 1,885,625 shares of Class B Common Stock were available for future grants at December 31, 1999.

1998 EMPLOYEE STOCK PURCHASE PLAN

    The Company has adopted the Purchase Plan and reserved an aggregate of 1,000,000 shares of Class B Common Stock thereunder. The number of shares reserved will be increased automatically each year on the first day of the of the Company's fiscal year beginning in 2000 by an amount equal to (i) 200,000 shares of Class B Common Stock or (ii) a lesser amount determined by the Board of Directors. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. Each offering period under the Purchase Plan will run for six months, other than the initial offering period, which commenced in December 1998 and ended on August 14, 1999. Thereafter, new six-month offering periods will commence each February 15 and August 15. The Company has not sold any shares under this plan to date.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                               DECEMBER 31, 1999

10. STOCKHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)
STOCK OPTION TABLE

    The following table summarizes certain information related to options for Common Stock:

                                                                                                          WEIGHTED
                                                                                                          AVERAGE
                                                         NUMBER OF                                        EXERCISE
                                                           SHARES               PRICE PER SHARE            PRICE
                                                       --------------   -------------------------------   --------
                                                       (IN THOUSANDS)
Options assumed in Merger............................       3,905        $ 0.10           --    $ 8.67     $ 3.67
  Granted during the period ended December 31,
    1998.............................................         938          8.67           --     32.69      16.35
  Forfeited..........................................        (124)         0.50           --      8.67       4.23
  Exercised..........................................        (821)         0.10           --      0.75       9.19
                                                           ------
Outstanding at December 31, 1998.....................       3,898          0.10           --     32.69       7.28
  Granted............................................       5,550         20.37           --     39.37      31.97
  Forfeited..........................................      (1,008)         0.10           --     38.12      15.03
  Exercised..........................................        (955)         0.10           --     38.12       4.44
                                                           ------
Outstanding at December 31, 1999.....................       7,485          0.10           --     39.37      24.55
                                                           ======

    Additional information with respect to outstanding options as of December 31, 1999 is as follows:

                                                  OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                        ----------------------------------------   --------------------------
                                                                      WEIGHTED-
                                                         WEIGHTED-     AVERAGE                      WEIGHTED-
                                                          AVERAGE     REMAINING                      AVERAGE
                                          NUMBER OF      EXERCISE    CONTRACTUAL     NUMBER OF      EXERCISE
RANGE OF EXERCISE PRICES                    SHARES         PRICE        LIFE           SHARES         PRICE
------------------------                --------------   ---------   -----------   --------------   ---------
                                        (IN THOUSANDS)                             (IN THOUSANDS)
$0.10 to $7.00.......................       1,667         $ 4.47         7.97          1,111         $ 4.30
8.00 to 22.75........................       2,368          19.42         9.39            312          15.29
28.00 to 38.43.......................       1,936          36.52         9.74            226          33.64
39.37 to 39.37.......................       1,514          39.37         9.99              1          39.37
                                            -----
$0.10 to 39.37.......................       7,485          24.55         9.28          1,650          10.43
                                            =====                                      =====

    Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information includes options granted subsequent to the Merger using the Black-Scholes method at the date of grant based on the following assumptions:

                                                                1999       1998
                                                              --------   --------
Expected life (years).......................................   1 year     1 year
Risk-free interest rate.....................................     5.64%      5.14%
Dividend yield..............................................       --         --
Volatility..................................................       65%        75%

    This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                               DECEMBER 31, 1999

10. STOCKHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED) because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                                    ELEVEN MONTHS
                                                 YEAR ENDED             ENDED
                                              DECEMBER 31, 1999   DECEMBER 31, 1998
                                              -----------------   -----------------
                                                         (IN THOUSANDS)
Net loss, as reported.......................      $(121,368)          $(17,219)
Pro forma net loss..........................       (132,990)           (17,479)
Basic and diluted historical net loss per
  share, as reported........................      $   (1.59)          $  (0.38)
Pro forma basic and diluted net loss per
  share.....................................          (1.75)             (0.39)

    The effects of applying SFAS 123 in this pro forma disclosure of the eleven months ended December 31, 1998 are not indicative of future amounts as the options include only three months of grants from the date of the Merger. Additional awards in future years are anticipated. The weighted-average fair value of options granted during the year ended December 31, 1999 was $11.11, for options granted with an exercise price equal to the deemed fair market value, at the date of grant, of the underlying Common Stock.

11. COMMITMENTS

LEASES

    The Company has noncancelable capital lease obligations for computers and equipment and leases its facilities and other office equipment under noncancelable operating lease agreements expiring through 2004. Certain of the Company's leases provide for free rent and escalations. The Company is responsible for other costs such as property taxes, insurance, maintenance and utilities.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                               DECEMBER 31, 1999

11. COMMITMENTS (CONTINUED)
    The following is a schedule of future minimum lease payments at December 31, 1999:

                                                            OPERATING   CAPITAL
                                                             LEASES      LEASES
                                                            ---------   --------
                                                               (IN THOUSANDS)
Year ended December 31:
  2000....................................................   $ 3,576     $1,389
  2001....................................................     3,545        409
  2002....................................................     1,890         39
  2003....................................................     1,435         --
  2004....................................................     1,186         --
  Thereafter..............................................       456         --
                                                             -------     ------
                                                             $12,088      1,837
                                                             =======     ======
Less amount representing interest.........................                 (547)
                                                                         ------
Net present value of net minimum lease payments (including
  approximately $957 payable currently)...................               $1,290
                                                                         ======

    During the year ended December 31, 1999, the eleven month period ended December 31, 1998 and the year ended December 31, 1998, rent expense allocated from Ticketmaster Corp. and related to other leased facilities amounted to $3.3 million, $593,000 and $149,000, respectively. The total costs and accumulated depreciation of equipment under capital leases amounted to $4.6 million and $1.4 million, respectively, as of December 31, 1999.

12. LITIGATION

    The Company is not currently subject to any legal proceedings seeking material damages; however, the Company from time to time is party to various legal proceedings arising in the ordinary course of business. The Company is the plaintiff in various legal proceeding seeking injunctive relief and/or damages from third parties for breach of contract and unauthorized use of the Company's intellectual property. Management does not believe that any of these matters will have a material adverse impact on its operating results, financial position or cash flows.

13. SUBSEQUENT EVENTS (UNAUDITED)

ACQUISITION OF 2B TECHNOLOGY, INC.

    On January 31, 2000, the Company completed the acquisition 2b Technology, Inc ("2b Technology"), a ticketing and software licensing company. In connection with the acquisition, the Company issued 458,005 shares of Class B Common Stock to the former owners of 2b Technology representing a purchase price of approximately $16.9 million. The purchase price will be increased for additional shares to be granted upon achievement of revenue targets based on the stock price at that time. The acquisition will be accounted for using the purchase method of accounting. The acquisition resulted in $16.8 million of goodwill to be recorded initially with adjustments to be made at the issuance of additional shares if the revenue targets are achieved. The total amount of goodwill to be recorded approximates the purchase price which will be amortized by the Company over a period of five years.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                              BALANCE
                               BALANCE AT   TRANSFERRED   CHARGED TO   CHARGED TO                   BALANCE AT
                               BEGINNING      AT THE      COSTS AND      OTHER                        END OF
                               OF PERIOD      MERGER       EXPENSES     ACCOUNTS    DEDUCTIONS(A)     PERIOD
                               ----------   -----------   ----------   ----------   -------------   ----------
Year ended
  December 31, 1999..........    $57,800      $    --      $959,030     $821,720     $1,230,242      $608,308
Eleven months ended
  December 31, 1998..........         --       68,400       125,200       85,900        221,700        57,800

------------------------

(a) Represents amounts written off against the allowance for doubtful accounts, net of recoveries and reversals.