Form 10-Q
period 2000-03-31
TICKETMASTER ONLINE CITYSEARCH INC
filed 2000-05-15
CIK 1006637

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                             -----------------------

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the period ended March 31, 2000

                                       OR

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

Commission file number:  0-25041


                     TICKETMASTER ONLINE -- CITYSEARCH, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                     95-4546874
  (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                 Identification Number)


            790 E. COLORADO BOULEVARD, SUITE 200, PASADENA, CA 91101
                    (Address of principal executive offices)


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

                 Yes  X     No
                     ---      ---

As of March 31, 2000 there were 36,325,539 shares of the Registrant's Class B Common Stock outstanding.

================================================================================

                     TICKETMASTER ONLINE -- CITYSEARCH, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                               Page
                                                                                                                No.
                                                                                                               ----
PART I -FINANCIAL INFORMATION.....................................................................................3

      Item 1.  Financial Statements (unaudited)...................................................................3
      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............7
      Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................................11

PART II -OTHER INFORMATION.......................................................................................12

      Item 1.  Legal Proceedings.................................................................................12
      Item 6.  Exhibits and Reports on Form 8-K..................................................................13
      SIGNATURES.................................................................................................14


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                      ASSETS                                        MARCH 31,        DECEMBER 31,
                                                                                      2000               1999
                                                                                   ----------      ---------------
                                                                                   (unaudited)       (see note 1)
Current assets:
     Cash and cash equivalents...................................................     $    58,359      $    61,455
     Marketable securities available for sale....................................          18,042           26,299
     Accounts receivable (net of allowance for doubtful accounts
         of $809 and $738 respectively)..........................................           4,218            3,774
     Related party receivable....................................................           1,916            1,942
     Due from licensees..........................................................           1,754              830
     Prepaid expenses and other current assets...................................           4,399            3,826
                                                                                   --------------      -----------
         Total current assets....................................................          88,688           98,126
Investments......................................................................          18,818           23,085
Computers, software, equipment and leasehold improvements, net...................          19,674           16,831
Goodwill and other intangibles, net..............................................         645,532          662,921
Other long-term assets...........................................................           3,364            3,706
                                                                                   --------------      -----------
         Total assets............................................................     $   776,076      $   804,669
                                                                                   ==============      ===========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable............................................................     $     2,823      $     4,537
     Accrued expenses............................................................          10,673            9,100
     Deferred revenue............................................................           6,666            5,979
     Current portion of capital lease obligations................................             918              957
                                                                                   --------------      -----------
         Total current liabilities...............................................          21,080           20,573
Other long-term liabilities......................................................           1,135            1,170
Capital lease obligations, net of current portion................................              91              333
Stockholders' equity:
     Preferred stock, $0.01 par value:
         Authorized shares--2,000,000 at March 31, 2000
         Issued and outstanding--none ...........................................              --               --
     Class A Common Stock, $0.01 par  value:
         Authorized shares --100,000,000 at March 31, 2000
         Issued and outstanding--49,438,326 and 52,840,565 at March 31, 2000 and
         December 31, 1999, respectively.........................................             494              529
     Class B Common Stock--$0.01 par value:
         Authorized shares--250,000,000 at March 31, 2000
         Issued and outstanding--36,325,539 and 32,104,352 at March 31, 2000 and
         December 31, 1999, respectively.........................................             363              321
     Class C Common Stock--$0.01 par value:
         Authorized shares--2,883,506 at March 31, 2000
         Issued and outstanding--none............................................              --               --
     Additional paid-in capital..................................................         939,010          919,348
     Accumulated deficit.........................................................        (186,035)        (137,413)
     Accumulated other comprehensive loss........................................             (62)            (192)
                                                                                   --------------      -----------
         Total stockholders' equity..............................................         753,770          782,593
                                                                                   --------------      -----------
             Total liabilities and stockholders' equity..........................     $   776,076         $804,669
                                                                                   ==============      ===========
                             See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                      -----------------------------
                                                                                          2000              1999
                                                                                      --------------  -------------
                                                                                                 (unaudited)
Revenues:
     Ticketing operations........................................................     $    28,632      $     9,386
     City guide and related......................................................          14,378            5,553
     Sponsorship and advertising.................................................           3,510            1,032
                                                                                      --------------  -------------
         Total revenues..........................................................          46,520           15,971
Operating costs and expenses:
     Ticketing operations........................................................          21,426            6,851
     City guide and related......................................................          12,731            4,607
     Sales and marketing.........................................................          17,666            6,200
     Research and development....................................................           1,688            1,933
     General and administrative..................................................           5,856            3,287
     Amortization of goodwill and other intangibles..............................          34,575           11,976
                                                                                      --------------  -------------
         Total costs and expenses................................................          93,942           34,854
                                                                                      --------------  -------------
Loss from operations.............................................................         (47,422)         (18,883)
Interest income, net.............................................................           1,100            1,200
Equity in loss of unconsolidated affiliates......................................          (2,126)              --
                                                                                      --------------  -------------
Loss before income taxes.........................................................         (48,448)         (17,683)
Income tax provision.............................................................             174               57
                                                                                      --------------  -------------
Net loss ........................................................................     $   (48,622)     $   (17,740)
                                                                                      ==============  =============
Basic and diluted net loss per share.............................................     $     (0.57)     $     (0.25)
Shares used to compute basic and diluted net loss per                                 ==============  =============
     share.......................................................................          85,409           71,555
                                                                                      ==============  =============

                             See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                      ------------------------------
                                                                                          2000              1999
                                                                                      ---------------  -------------
                                                                                                 (unaudited)
Operating activities
Net loss.........................................................................     $   (48,622)     $  (17,740)
Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization...........................................          36,560          12,854
         Deferred marketing......................................................             313              --
         Loss in unconsolidated affiliates.......................................           2,126              --
         Advertising contributed by USAi.........................................             165              --
         Deferred executive compensation.........................................             343              --
         Changes in operating assets and liabilities:
              Accounts receivable................................................             (20)             89
              Related party receivable...........................................              26             536
              Due from licensees.................................................            (924)         (1,207)
              Prepaid expenses and other current assets..........................            (717)           (276)
              Accounts payable...................................................          (2,213)         (1,083)
              Accrued expenses...................................................             913            (419)
              Related party payable..............................................              --           1,020
              Deferred revenue...................................................             599              33
                                                                                      ---------------  -------------
                  Net cash used in operating activities..........................         (11,451)         (6,193)
Investing activities
     Capital expenditures........................................................          (4,009)         (1,013)
     Investment in unconsolidated affiliates.....................................             (22)             --
     Proceeds from sale of investment in unconsolidated affiliates...............           2,167              --
     Acquisitions, net of cash acquired..........................................             (97)             13
     Proceeds from sale of marketable securities available for sale..............           8,257              --
     Other.......................................................................              29              --
                                                                                      ---------------  -------------
                  Net cash provided by (used in) investing activities............           6,325          (1,000)
Financing activities
     Net proceeds from exercise of options.......................................           2,311             296
     Costs associated with initial public offering...............................              --            (336)
     Payments on capital leases..................................................            (281)           (393)
                                                                                      ---------------  -------------
                  Net cash provided by (used in) financing activities............           2,030            (433)
                                                                                      ---------------  -------------
Net decrease in cash and cash equivalents........................................          (3,096)         (7,626)
Cash and cash equivalents at beginning of period.................................          61,455         106,910
                                                                                      ---------------  -------------
Cash and cash equivalents at end of period.......................................     $    58,359     $    99,284
                                                                                      ===============  =============

                             See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Ticketmaster Online-CitySearch, Inc. (the "Company") has combined CitySearch and Ticketmaster.com (formerly Ticketmaster Online) to create a leading provider of local city guides, local advertising and live event ticketing on the Internet. The Company has integrated its local CitySearch city guides with its Ticketmaster.com live events ticketing and merchandise distribution capabilities to offer online ticketing, merchandise, electronic coupons and other transactions to a broader audience of consumers. In 1999, the Company acquired the Sidewalk.com entertainment city guide assets of Microsoft Corporation, CityAuction, Inc., an online auction company and Match.Com, Inc. and Web Media Ventures, L.L.C., both online personals companies. In 2000, the Company acquired 2b Technology, Inc., a box office software and ticketing company. The Company has integrated these acquisitions into its other online offerings.

BASIS OF PRESENTATION

         On September 28, 1998, CitySearch, Inc. ("CitySearch") and Ticketmaster Multimedia Holdings, Inc. ("Ticketmaster.com") formed Ticketmaster Online-CitySearch, Inc. (the "Merger"). The Merger was accounted for using the "reverse purchase" method of accounting, pursuant to which Ticketmaster.com was treated as the acquiring entity for accounting purposes, and the assets acquired and liabilities assumed of CitySearch were recorded at their respective fair values. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

SEGMENTS

         The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company's chief operating decision makers review financial information to manage the business consistent with the manner presented in the condensed consolidated financial statements. During the three months ended March 31, 2000 and 1999, the Company operated in a single business segment operating as a local portal and online consumer service primarily in the United States. Through March 31, 2000, foreign operations have not been significant in revenue. As the Company acquires and integrates new businesses it continues to evaluate, based on the nature, size and integration and management strategies of its businesses, whether it has separate reportable segments.

BASIC AND DILUTED LOSS PER SHARE

         Basic loss per share is determined by dividing the net loss by the weighted average shares of Common Stock outstanding during the period. Diluted loss per share is determined by dividing the net loss by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants and other convertible securities. Basic and diluted loss per share are the same for the three months ended March 31, 2000 and 1999 because the effects of outstanding stock options and warrants are antidilutive.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year's balances to conform to the current year presentation.

NOTE 2 -- BUSINESS COMBINATIONS

Acquisition of 2b Technology, Inc.

         On January 31, 2000, the Company completed the acquisition of 2b Technology, Inc ("2b Technology"), a ticketing and software licensing company. In connection with the acquisition, the Company issued 458,005 shares of Class B Common Stock to the former owners of 2b Technology representing a purchase price of approximately $17.1 million. The purchase price will be increased for additional shares to be granted upon achievement of revenue targets based on the stock price at that time. The acquisition is being accounted for using the purchase method of accounting. The acquisition resulted in $16.9 million of goodwill being recorded initially with adjustments to be made at the issuance of additional shares if the revenue targets are achieved. The total amount of goodwill recorded approximates the purchase price which is being amortized by the Company over a period of five years. The results of operations of 2b Technology are included in the accompanying statement of operations from the date of acquisition.

PRO FORMA FINANCIAL DATA (UNAUDITED)

         The following unaudited pro forma information presents a summary of results of the Company assuming the acquisition of CityAuction, Match.Com, Web Media Ventures and 2b Technology had occurred as of January 1, 1999, with pro forma adjustments to give effect to amortization of goodwill. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effective on January 1, 1999.


                                               THREE MONTHS ENDED MARCH 31,
                                                   2000            1999
                                                ---------       -----------
                                                     (in thousands,
                                                 except per share data)
Net loss..................................       (48,904)        (23,965)
Net loss per share........................         (0.57)          (0.32)

         In addition to the above pro forma results, the Sidewalk transaction resulted in an increase in our intangible assets. The amortization of these additional intangibles for the three months ended March 31, 1999, in addition to the goodwill from the acquisitions discussed above, had these transactions occurred on January 1, 1999, would have resulted in a net loss of $40.6 million and a net loss per share of $0.49 on a pro forma basis. The pro forma information above excludes the impact of revenues and expenses associated with the acquisitions as the impact is not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH BELOW AND ELSEWHERE IN THIS REPORT.

OVERVIEW

         Ticketmaster Online-CitySearch, Inc. is a leading local portal and electronic commerce company that provides in-depth local content and services to help people get things done online. We offer practical tools for living that make the Internet an important part of peoples' everyday lives. Our principal operations are online city guides, online ticketing and online personals. Our family of Web sites includes citysearch.com, ticketmaster.com, match.com, museumtix.com, cityauction.com, astroabby.com and livedaily.com, among others. In September 1998, our company was created by combining CitySearch, Inc. and Ticketmaster.com, then the wholly-owned online subsidiary of Ticketmaster Corp., to create Ticketmaster Online-CitySearch.

         We derive revenues from three sources: online ticketing, city guide and related services (which includes online personals subscriptions) and sales of sponsorships and advertising. We view our operations as being in one segment, with ongoing integration.

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

         In our owned and operated city guide markets, we derive our revenues primarily from subscription fees resulting from the creation, hosting and maintenance of local business Web sites. Business Web site customers typically enter into one-year agreements that automatically convert to month-to-month contracts upon expiration. We recognize revenue from sales of local business Web sites on a monthly basis over the term of each contract as services are rendered. In partner-led markets, we derive licensing and royalty revenues from the licensing of our technology and business systems, from consulting services and from providing back office and hosting services. We do not expect entering into additional domestic partnerships to launch city guides to be a critical piece of our strategy going forward. Licensing revenue under license agreements is recognized over the term of the license agreement or the period over which the relevant services are delivered for use of our business and technology systems pursuant to Statement of Position ("SOP") No. 97-2, as amended by SOP No. 98-1. Royalty revenue is recognized as earned and is typically a percentage of partner-led market revenues from Web site subscriptions, banners, advertisements, sponsorships and other ancillary offerings. Additionally, we derive revenue from providing back office services, including business Web site design, hosting, customer service and billing, to certain of our partners.

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

OPERATING LOSSES

         The Company incurred net losses of $48.6 million and $17.7 million for the three months ended March 31, 2000 and 1999, respectively. At March 31, 2000, the Company had an accumulated deficit of $186.0 million.

RESULTS OF OPERATIONS

         TICKETING OPERATIONS REVENUES. Ticketing operations revenues were $28.6 million and $9.4 million for the three months ended March 31, 2000 and 1999, respectively, an increase of 204%. The increase is primarily attributable to a significant increase in the number of tickets sold (from 1.6 million to 4.2 million tickets), and a 15.5% increase in average convenience charge revenue per ticket (from $5.62 to $6.49). Revenues also increased, to a lesser extent, due to the acquisition of 2b Technology in January 2000. The Company recognized no revenues from 2b Technology in the three months ended March 31, 1999.

         CITY GUIDE AND RELATED REVENUES. City guide and related revenues were $14.4 million and $5.6 million for the three months ended March 31, 2000 and 1999, respectively, an increase of 157%. The increase was principally attributable to the acquisition of the personals businesses, Match.Com and One and

Only Network, and also to the expansion of the city guide network of owned & operated markets from 12 markets in the first quarter of 1999 to 32 markets in the first quarter of 2000. The Company recognized no revenues from personals operations in the three months ended March 31, 1999.

         SPONSORSHIP AND ADVERTISING REVENUES. Sponsorship and advertising revenues were $3.5 million and $1.0 million for the three months ended March 31, 2000 and 1999, respectively, an increase of 250%. The increase was primarily attributable to the Company's growing success in leveraging its expanded footprint of local cities to appeal to national advertisers, including a significant advertising relationship with the Microsoft Corporation.

         TICKETING OPERATIONS EXPENSES. Ticketing operations expenses consist primarily of expenses associated with ticket fulfillment (including the license fee to Ticketmaster Corp.), Web site maintenance, service and network infrastructure maintenance and data communications. Ticketing operations expenses were $21.4 million and $6.9 million for the three months ended March 31, 2000 and 1999, respectively, an increase of 210%. Our gross margins in ticketing operations slightly declined to approximately 25% in the three months ended March 31, 2000 from approximately 27% in the three months ended March 31, 1999 as a result of both an increase in staffing needed to maintain the Web site and variable costs that are factors of the average gross ticket transaction value. Ticketing operations expenses are primarily variable in nature and fluctuate in relation to fluctuations in ticketing revenue. In addition, the Company expects that ticketing operations expenses will increase proportionally with ticketing revenues as a result of expenses associated with the Ticketmaster License Agreement. Expenses also increased, to a lesser extent, from increases in technology staffing and technical consultant expenses and due to the acquisition of 2b Technology in January 2000. The Company recognized no expenses from 2b Technology in the three months ended March 31, 1999.

         CITY GUIDE AND RELATED EXPENSES. City guide and related expenses consist primarily of the expenses associated with the design, layout, photography, customer service and editorial resources used in the production and maintenance of business Web sites and editorial content, network infrastructure maintenance, the costs of consulting services in partner-led city guide markets and costs associated with online personals operations. In addition, expenses associated with our personals operations include costs of affiliate referral commissions, customer service and network infrastructure maintenance. City guide and related expenses were $12.7 million and $4.6 million for the three months ended March 31, 2000 and 1999, respectively, an increase of 176%. The increase is attributable to growth in the city guide operations throughout 1999, including the addition of 20 additional owned and operated markets in the periods following the three months ended March 31, 1999. Expenses also increased as a result of the inclusion of costs associated with our personals operations acquired in 1999. The Company recognized no personals costs in the three month period ended March 31, 1999. Our gross margins in city guide operations declined to 11% in the three months ended March 31, 2000 from 17% in the three months ended March 31, 1999 as a result of costs associated with the expansion into new markets where sales have only recently commenced. City guide and related expenses have both fixed and variable components and may continue to increase in future periods to the extent city guide and related revenues increase during such periods.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of costs related to the compensation of sales and marketing personnel, advertising and travel associated with developing our owned and operated city guide markets and our personals businesses. Sales and marketing expenses were $17.7 million and $6.2 million for the three months ended March 31, 2000 and 1999, respectively, an increase of 185%. The increase for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, is attributable to the growth of our city guide operations throughout 1999 from 12 markets to 32 markets, and, to a lesser extent, the addition of sales and marketing expenses associated with our personals operations. There were no personals costs in the three months ended March 31, 1999.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include the costs to develop, test and upgrade our online service and the enterprise management systems primarily for our city guide operations. These costs consist primarily of salaries for product development personnel, contract labor expense, consulting fees, software licenses, hardware costs and recruiting fees. Research and development expenses were $1.7 million and $1.9 million for the three months ended March 31, 2000 and 1999, respectively, a decrease of 11%. These costs were essentially flat period to period due to less contractor staffing, offset by additional full-time employees during the 2000 period. The Company believes that timely deployment of new and enhanced products and technology is critical to attaining its strategic objectives and to remaining competitive. Accordingly, the Company intends to continue recruiting and hiring experienced research and development personnel and making other investments in research and development. As such, the Company expects that research and development expenditures will increase in absolute dollars in future periods. The Company has expensed research and development costs as incurred.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of administrative and executive personnel costs. General and administrative expenses were $5.9 million and $3.3 million for the three months ended March 31, 2000 and 1999, respectively, an increase of 79%. The increase for the three month period ended March 31, 2000 was due primarily to the costs of additional personnel needed for the continued growth of the Company's city guide and personals operations and, to a lesser extent, increased depreciation expense resulting from capital expenditures during 1999. The Company expects that general and administrative expenses will increase in absolute dollars.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles consists of goodwill associated with the acquisition of Ticketmaster Corp. by USAi, the merger of CitySearch and Ticketmaster.com and the acquisitions of CityAuction, Match.Com, Web Media Ventures, 2b Technology and the Sidewalk assets. Amortization of goodwill and other intangibles was $34.6 million and $12.0 million for the three months ended March 31, 2000 and 1999, respectively, an increase of 188%. The increase is attributable to the Company's acquisitions which took place in the periods following the three months ended March 31, 1999.

          INTEREST INCOME, NET. Net interest income consists primarily of interest earned on the Company's cash, cash equivalents and marketable securities available for sale, less interest expense on capital lease obligations. The Company had net interest income of $1.1 million and $1.2 million for the three months ended March 31, 2000 and 1999, respectively. The Company invests its cash balances in short-term investment grade, interest-bearing securities.

         EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATES. Equity in loss of unconsolidated affiliates of $2.1 million during the three months ended March 31, 2000 represents the Company's portion of net losses of foodline.com, Inc. and ActiveUSA.com, Inc., two companies in which the Company invested in late 1999. The Company did not have equity investments in these companies during the three months ended March 31, 1999.

         INCOME TAXES. The provision for income taxes was $174,000 and $57,000 for the three months ended March 31, 2000 and 1999, respectively. This provision reflects the income tax expense incurred by the Company's foreign subsidiaries, and has increased as a result of increased ticketing profits in those markets. The Company's effective tax rate differs from the statutory federal income tax rate, primarily as a result of foreign income taxes and operating losses not benefited. The Company expects that its tax provision will remain nominal for the balance of 2000 due to the availability of net operating losses of CitySearch. However, net operating loss carryforwards of CitySearch existing at the Merger date will not be available to further offset taxable income of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $11.5 and $6.2 million for the three months ended March 31, 2000 and 1999, respectively. Net cash used in operating activities was primarily due to net losses, offset in large part by non-cash depreciation and amortization expense of $36.6 million and $12.9 million, respectively.

         Net cash provided by investing activities was $6.3 million for the three months ended March 31, 2000 and net cash used in investing activities was $1.0 million for the three months ended March 31, 1999. Net cash provided by investing activities in the three months ended March 31, 2000 resulted mostly from the sale of marketable securities to fund operations and proceeds from the sale of an equity investment, offset in part by capital expenditures for computers, software, equipment and leasehold improvements. Net cash used in investing activities in the three months ended March 31, 1999 consisted primarily of capital expenditures for computers, software, equipment and leasehold improvements.

         Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2000 and net cash used in financing activities was $433,000 for the three months ended March 31, 1999. Net cash provided by financing activities for the three months ended March 31, 2000 was primarily attributable to proceeds of $2.3 million from employee stock option exercises. Net cash used in financing activities for the three months ended March 31, 1999 was attributable to costs associated with the Company's initial public offering and payments on capital leases.

         We had cash, cash equivalents and marketable securities available for sale of $76.4 million and $87.8 million at March 31, 2000 and December 31, 1999, respectively. We currently have no unfunded material commitments other than those under existing capital and operating lease agreements. We have experienced a substantial increase in our capital expenditures and investing activities consistent with our infrastructure build out and expansion into other businesses that compliment our current offerings. We will continue to evaluate possible acquisitions of, or investments in, businesses, products and technologies that are complementary to ours, which may require the use of cash. Our management believes that existing cash, cash equivalents and marketable securities available for sale will be sufficient to meet our working capital and capital expenditures requirements through 2000. Thereafter, we may be required to raise additional funds. No assurance can be given that we will not choose to or be required to raise additional financing prior to such time. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that, if available, such financing will include terms favorable to us or our stockholders. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

         Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if the Company sells securities which have declined in market value due to changes in interest rates.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The Company and its wholly-owned subsidiary, CityAuction, Inc., have settled the previously announced lawsuit brought by Snap!, LLC ("Snap"). Due to the fact that the Company assumed the liability relating to the lawsuit in connection with the acquisition of CityAuction, Inc., the settlement payment was capitalized as a portion of the purchase consideration and will be amortized with the other purchase consideration over five years.

CASH DISCOUNT LITIGATION

         On or about December 17, 1999, a purported class action lawsuit entitled ADRIANA GARZA, ET AL. V. SOUTHWEST TICKETING, INC., D/B/A TICKETRON, TICKETMASTER AND RAINBOW TICKETMASTER, TICKETMASTER TEXAS MANAGEMENT, TICKETMASTER LLC, TICKETMASTER GROUP, INC., TICKETMASTER ONLINE-CITYSEARCH, INC. AND THE MAY DEPARTMENT STORES COMPANY, Case No. C-5714-99-B, was filed in state court in the District Court of Hidalgo County, Texas, 93rd Judicial District. The lawsuit challenges the cash discounts offered by Ticketmaster's outlets in Texas, and alleges that Defendants impose a surcharge on credit card users. On January 14, 2000, Defendants removed the case to a federal court, and filed an Answer on January 24, 2000 denying the allegations. Plaintiff filed a motion to remand to state court, to which Defendants filed a response on February 18, 2000. On March 8, 2000, the federal court granted the Plaintiff's motion to remand the case to state court. Plaintiff filed a motion for partial summary judgment on March 24, 2000 and, on May 1, 2000, Defendants filed a cross-motion for summary judgment. Ticketmaster Online-City Search, Inc. contends in the cross-motion for summary judgment that, in addition to the fact that the cash discounts offered at outlets are legal, it has no liability because it was not involved in the sale of tickets to the Plaintiff and, further, that it does not sell any tickets for which cash discounts are available. There is no hearing date yet for the motions for summary judgment. On April 3, 2000, plaintiff amended her petition. The amended petition incldues allegations by the plaintiff of her desire to represent a class of plaintiffs from the State of Texas, Oklahoma, Kansas, New York, Florida, Connecticut, Maine, Massachusetts and Colorado. In addition, Plaintiff also stated her desire for the proposed class to include not only credit card purchasers of tickets at outlets but also credit card purchasers of tickets over the telephone and the Internet. Plaintiff filed her Motion for Class Certification on April 11, 2000. Hearing is not yet scheduled on this motion. Ticketmaster Online-City Search, Inc. intends to vigorously defend this action.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      Sales of Unregistered Securities

                  In January 2000, the Company issued an aggregate of 458,005 shares of Class B Common Stock as part of the consideration for the 2b Technology acquisition. The shares were issued to the shareholders of 2b Technology.

                  In March 2000, the Company issued an aggregate of 65,793 shares of Class B Common Stock as part of the consideration for the Web Media Ventures acquisition which closed in September 1999. This issuance was part of an earn-out payment agreed upon at the time the acquisition was closed. The shares were issued to former shareholders of Web Media Ventures.

                  The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
        (a) Exhibits


     10.44  Form of Restricted Stock Agreement under 1999 Stock Plan
     10.45 Form of Agreement entered into between the Registrant and each of John Pleasants and Dan Marriott
     27.1   Financial Data Schedule

        (b) Reports on Form 8-K

         On January 28, 2000, the Company filed a Report on Form 8-K relating to the announcement of the Company's results for the quarter and year ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: May 12, 2000              TICKETMASTER ONLINE-CITYSEARCH, INC.


                                By: /s/ JOHN PLEASANTS
                                   -----------------------------
                                    John Pleasants
                                    Chief Executive Officer
                                    (Principal Executive Officer)



                                By: /s/ THOMAS MCINERNEY
                                   ------------------------------
                                    Thomas McInerney
                                    Chief Financial Officer, Executive Vice
                                    President, Finance and Administration
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

  EXHIBITS
 ----------
    10.44     Form of Restricted Stock Agreement under 1998 Stock Plan
    10.45 Form of Agreement entered into between the Registrant and each of John Pleasants and Dan Marriott
    27.1      Financial Data Schedule