Form 10-Q
period 2000-06-30
TICKETMASTER ONLINE CITYSEARCH INC
filed 2000-08-14
CIK 1006637

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                             -----------------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2000

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

                     --------------------------------------
                    (Address of principal executive offices)

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

          Yes    /X/      No    / /

As of June 30, 2000 there were 39,536,211 shares of the Registrant's Class B Common Stock outstanding.

================================================================================

                     TICKETMASTER ONLINE - CITYSEARCH, INC.

                                    FORM 10-Q

                                      INDEX



                                                                                                                          Page
                                                                                                                          No.
                                                                                                                          ----
PART I - FINANCIAL INFORMATION.........................................................................................      3

         Item 1.  Financial Statements.................................................................................      3
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................      8
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................................     13

PART II - OTHER INFORMATION............................................................................................     14

         Item 1.  Legal Proceedings....................................................................................     14
         Item 2.  Changes in Securities and Use of Proceeds............................................................     15
         Item 4.  Submission of Matters to a Vote of Security Holders..................................................     15
         Item 6.  Exhibits and Reports on Form 8-K.....................................................................     16
         SIGNATURES....................................................................................................     17


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                           DECEMBER 31,
                                                                                       JUNE 30, 2000          1999
                                                                                       -------------       -----------
                                      ASSETS                                            (unaudited)       (see note 1)
Current assets:
     Cash and cash equivalents...................................................        $  39,751         $  61,455
     Marketable securities available for sale....................................           20,827            26,299
     Accounts receivable (net of allowance for doubtful accounts
         of $990 and $738 respectively)...........................                           6,268             3,774
     Related party receivable....................................................              329             1,942
     Due from licensees..........................................................              583               830
     Prepaid expenses and other current assets...................................            4,563             3,826
                                                                                         ---------         ---------
         Total current assets....................................................           72,321            98,126
Investments......................................................................           21,145            23,085
Computers, software, equipment and leasehold improvements, net...................           21,625            16,831
Goodwill and other intangibles, net..............................................          650,437           662,921
Other long-term assets...........................................................            3,358             3,706
                                                                                         ---------         ---------
         Total assets............................................................        $ 768,886         $ 804,669
                                                                                         =========         =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable............................................................        $   2,930         $   4,537
     Accrued expenses............................................................           10,966             9,100
     Deferred revenue............................................................           10,241             5,979
     Current portion of capital lease obligations................................              698               957
                                                                                         ---------         ---------
         Total current liabilities...............................................           24,835            20,573
Other long-term liabilities......................................................            1,551             1,170
Capital lease obligations, net of current portion................................               99               333
Stockholders' equity:
     Preferred stock, $0.01 par value:
         Authorized shares--2,000,000 at June 30, 2000
         Issued and outstanding--none
     Class A Common Stock, $0.01 par value:                                                     --                --
         Authorized shares --100,000,000 at June 30, 2000
         Issued and outstanding--48,849,360 and 52,840,565 at June 30, 2000 and
         December 31, 1999, respectively.........................................              488               529
     Class B Common Stock--$0.01 par value:
         Authorized shares--250,000,000 at June 30, 2000
         Issued and outstanding--39,536,211 and 32,104,352 at June 30, 2000 and
         December 31, 1999, respectively.........................................              395               321
     Class C Common Stock--$0.01 par value:
         Authorized shares--2,883,506 at June 30, 2000
         Issued and outstanding--none............................................               --                --
     Additional paid-in capital..................................................          972,925           919,348
     Accumulated deficit.........................................................         (231,340)         (137,413)
     Accumulated other comprehensive loss........................................              (67)             (192)
                                                                                         ---------         ---------
         Total stockholders' equity..............................................          742,401           782,593
                                                                                         ---------         ---------
             Total liabilities and stockholders' equity..........................        $ 768,886         $ 804,669
                                                                                         =========         =========


                                                See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                              THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                2000             1999             2000              1999
                                                              --------         --------         --------          --------
                                                                     (unaudited)                       (unaudited)
Revenues:
     Ticketing operations..............................       $ 40,048         $ 17,792         $ 68,680          $ 27,178
     City guide and related............................         17,053            6,559           31,431            12,112
     Sponsorship and advertising.......................          4,300            1,177            7,810             2,209
                                                              --------         --------         --------          --------
         Total revenues................................         61,401           25,528          107,921            41,499
Operating costs and expenses:

     Ticketing operations..............................         30,112           13,455           51,538            20,307
     City guide and related............................         13,398            5,861           26,129            10,469
     Sales and marketing...............................         18,285            9,379           35,951            15,578
     Research and development..........................          1,580            1,605            3,268             3,538
     General and administrative........................          6,904            3,291           12,760             5,907
     Amortization of goodwill and other intangibles....         35,696           13,713           70,271            25,689
     Merger and other transaction costs................             --            2,100               --             2,771
                                                              --------         --------         --------          --------
         Total costs and expenses......................        105,975           49,404          199,917            84,259
                                                              --------         --------         --------          --------
Loss from operations...................................        (44,574)         (23,876)         (91,996)          (42,760)
                                                              --------         --------         --------          --------
Interest income, net...................................            692            1,037             1,792            2,237
Equity in loss of unconsolidated affiliates............           (454)              --           (2,580)               --
Other expenses.........................................           (278)              --             (278)               --
                                                              --------         --------         --------          --------
Loss before income taxes...............................        (44,614)         (22,839)         (93,062)          (40,523)
Income tax provision...................................            691               77              865               134
                                                              --------         --------         --------          --------
Net loss ..............................................       $(45,305)        $(22,916)        $(93,927)         $(40,657)
                                                              ========         ========         ========          ========
Basic and diluted net loss per share...................       $  (0.52)        $  (0.31)        $  (1.09)         $  (0.56)
                                                              ========         ========         ========          ========
Shares used to compute basic and diluted net loss per
share    ..............................................         86,753           72,926           86,081            72,249
                                                              ========         ========         ========          ========


                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                           -------------------------
                                                                                             2000            1999
                                                                                           --------         --------
                                                                                                  (unaudited)
Operating activities
Net loss.........................................................................          $(93,927)        $(40,656)
Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization...........................................            74,460           27,537
         Deferred marketing......................................................               625               --
         Loss in unconsolidated affiliates.......................................             2,580               --
         Advertising contributed by USAi.........................................               150               --
         Stock compensation......................................................               687               --
         Loss on disposal of fixed asset.........................................               219               --
         Changes in operating assets and liabilities:
              Accounts receivable................................................           (1,350)             (721)
              Related party receivable...........................................            1,613              (699)
              Due from licensees.................................................              247            (1,535)
              Prepaid expenses and other current assets..........................             (580)             (694)
              Accounts payable...................................................           (2,324)             (898)
              Accrued expenses...................................................              434             2,524
              Deferred revenue...................................................            4,322               576
                                                                                           --------         --------
                  Net cash used in operating activities..........................          (12,844)          (14,566)
Investing activities
     Capital expenditures........................................................           (7,867)           (3,228)
     Investment in unconsolidated affiliates.....................................           (9,973)               --
     Proceeds from sale of investment in unconsolidated affiliates...............             2,167               --
     Acquisitions, net of cash acquired..........................................           (1,493)               31
     Proceeds from sale of marketable securities available for sale..............           14,312                --
     Purchase of marketable securities available for sale........................           (8,840)               --
     Other.......................................................................               32              (223)
                                                                                           --------         --------
                  Net cash used in investing activities..........................          (11,662)           (3,420)
Financing activities
     Net proceeds from exercise of options.......................................            3,304             1,132
     Costs associated with initial public offering...............................               --              (836)
     Payments on capital leases..................................................             (502)             (726)
                                                                                           --------         --------
                  Net cash provided by (used in) financing activities............            2,802              (430)
                                                                                           --------         --------
Net decrease in cash and cash equivalents........................................          (21,704)          (18,416)
Cash and cash equivalents at beginning of period.................................           61,455           106,910
                                                                                           --------         --------
Cash and cash equivalents at end of period.......................................          $ 39,751         $ 88,494
                                                                                           ========         ========


                                                See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

      Ticketmaster Online-CitySearch, Inc. (the "Company") is a leading local portal and electronic commerce company that provides in-depth local content and services to help people get things done online. We offer practical tools for living that make the Internet an important part of people's everyday lives. Our principal operations are online city guides, online ticketing and online personals. Our family of Web sites includes citysearch.com, ticketmaster.com, match.com, museumtix.com, ticketweb.com, cityauction.com, astroabby.com and livedaily.com, among others. In September 1998, our company was created by combining CitySearch, Inc. and Ticketmaster Multimedia Holdings, Inc. (Ticketmaster Online), then a wholly-owned online subsidiary of Ticketmaster Corporation, to create Ticketmaster Online-CitySearch, a leading provider of local city guides, local advertising and live event ticketing on the Internet. In 1999, the Company acquired the Sidewalk.com entertainment city guide assets of Microsoft Corporation, CityAuction, Inc., an online auction company and Match.Com, Inc. and Web Media Ventures, L.L.C., both online personals companies. In 2000, the Company acquired 2b Technology, Inc., a box office software and ticketing company, and TicketWeb, Inc., a web-based live event ticketing company. The Company has integrated these acquisitions into its other online offerings.

BASIS OF PRESENTATION

      On September 28, 1998, CitySearch, Inc. ("CitySearch") and Ticketmaster Multimedia Holdings, Inc. ("Ticketmaster.com") formed Ticketmaster Online-CitySearch, Inc. (the "Merger"). The Merger was accounted for using the "reverse purchase" method of accounting, pursuant to which Ticketmaster.com was treated as the acquiring entity for accounting purposes, and the assets acquired and liabilities assumed of CitySearch were recorded at their respective fair values. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

SEGMENTS

      The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company's chief operating decision makers review financial information to manage the business consistent with the manner presented in the condensed consolidated financial statements. During the six months ended June 30, 2000 and 1999, the Company operated in a single business segment operating as a local portal and online consumer service primarily in the United States. Through June 30, 2000, foreign operations have not been significant in revenue. As the Company acquires and integrates new businesses it continues to evaluate, based on the nature, size and integration and management strategies of its businesses, whether it has separate reportable segments.

BASIC AND DILUTED LOSS PER SHARE

      Basic loss per share is determined by dividing the net loss by the weighted average shares of Common Stock outstanding during the period. Diluted loss per share is determined by dividing the net loss by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants and other convertible securities. Basic and diluted loss per share are the same for the three months and six months ended June 30, 2000 and 1999 because the effects of outstanding stock options and warrants are antidilutive.

RECLASSIFICATIONS

      Certain reclassifications have been made to the prior year's balances to conform to the current year presentation.

NOTE 2 - BUSINESS COMBINATIONS

Acquisition of 2b Technology, Inc.

      On January 31, 2000, the Company completed the acquisition of 2b Technology, Inc ("2b Technology"), a ticketing and software licensing company. In connection with the acquisition, the Company issued 458,005 shares of Class B Common Stock to the former owners of 2b Technology representing a purchase price of approximately $17.1 million. The purchase price will be increased for additional shares to be issued upon achievement of revenue targets based on the stock price at that time. The acquisition is being accounted for using the purchase method of accounting. The acquisition resulted in $16.9 million of goodwill being recorded initially with adjustments to be made at the issuance of additional shares if the revenue targets are achieved. The total amount of goodwill recorded is being amortized by the Company over a period of five years. The results of operations of 2b Technology are included in the accompanying statement of operations from the date of acquisition.

Acquisition of TicketWeb, Inc.

      On May 26, 2000, the Company completed the acquisition of TicketWeb, Inc ("TicketWeb"), a web-based live event ticketing company. In connection with the acquisition, the Company issued 1,840,238 shares of Class B Common Stock to the former owners of TicketWeb representing a purchase price of approximately $35.3 million. The acquisition is being accounted for using the purchase method of accounting. The acquisition resulted in $31.9 million of goodwill being recorded. The total amount of goodwill recorded is being amortized by the Company over a period of five years. The results of operations of TicketWeb are included in the accompanying statement of operations from the date of acquisition.

Pro Forma Financial Data (Unaudited)

      The following unaudited pro forma information presents a summary of results of the Company assuming the acquisitions of CityAuction, Match.Com, Web Media Ventures, 2b Technology and TicketWeb had occurred as of January 1, 1999, with pro forma adjustments to give effect to amortization of goodwill.

The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effective on January 1, 1999.


                                                      THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                       2000               1999                2000               1999
                                                       ----               ----                ----               ----
                                                                 (in thousands, except per share data)
Net loss..................................           $(46,284)         $(29,452)             $(96,785)         $(55,529)
Net loss per share........................              (0.52)            (0.37)                (1.10)            (0.71)


      In addition to the above pro forma results, the Sidewalk transaction resulted in an increase in our intangible assets. The amortization of these additional intangibles for the three months and six months ended June 30, 1999, in addition to the goodwill from the acquisitions discussed above, had these transactions occurred on January 1, 1999, would have resulted in a net loss of $46.2 million and $89.0 million, respectively, and a net loss per share of $0.54 and $1.04, respectively, on a pro forma basis. The pro forma information above excludes the impact of revenues and expenses associated with the acquisitions as the impact is not material.

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

OVERVIEW

      Ticketmaster Online-CitySearch, Inc. is a leading local portal and electronic commerce company that provides in-depth local content and services to help people get things done online. We offer practical tools for living that make the Internet an important part of people's everyday lives. Our principal operations are online city guides, online ticketing and online personals. Our family of Web sites includes citysearch.com, ticketmaster.com, match.com, museumtix.com, ticketweb.com, cityauction.com, astroabby.com and livedaily.com, among others.

      We derive revenues from three sources: online ticketing, city guide and related services (which includes online personals subscriptions) and sales of sponsorships and advertising. We view our operations as being in one segment, with ongoing integration.

      Online ticketing operations revenues are primarily comprised of convenience charges which are charged on a per ticket purchased basis and shipping and handling fees which are collected on a per order basis. The sale of tickets for an event often begins several months prior to the scheduled date of the event. Ticketing operations revenue is recognized when the ticket is sold. If credit card chargeback or refund activity is likely to occur with respect to an event, for example, due to the cancellation of such event, an allowance is established for potential convenience charge refunds.

      In our owned and operated city guide markets, we derive our revenues primarily from the sale to local businesses of Web sites which we create, host and maintain, as well as place in our directory listings so that the businesses receive exposure to our users. Business Web site customers typically enter into one-year agreements that automatically convert to month-to-month contracts upon expiration. We recognize revenue from sales of local business Web sites on a monthly basis over the term of each contract as services are rendered. In partner-led markets, we derive licensing and royalty revenues from the licensing of our technology and business systems, from consulting services and from providing back office and hosting services. We do not expect to enter into additional domestic partnerships to launch city guides going forward. Licensing revenue under license agreements is recognized over the term of the license agreement or the period over which the relevant services are delivered for use of our business and technology systems pursuant to Statement of Position ("SOP") No. 97-2, as amended by SOP No. 98-9. Royalty revenue is recognized as earned and is typically a percentage of partner-led market revenues from Web site sales, banners, advertisements, sponsorships and other ancillary offerings. In our integrated personals operations, we derive subscription fee revenue from customers who subscribe for our online matchmaking and dating services for one to twelve months. Revenues are recognized monthly over the contract term.

      Sponsorship and advertising revenues are derived from local and national advertisers and are primarily recognized over the term of the promotion either ratably or based on our fulfillment of advertising campaign milestones.

OPERATING LOSSES

      The Company incurred net losses of $45.3 million and $93.9 million for the three months and six months ended June 30, 2000, respectively, and $22.9 million and $40.7 million for the corresponding periods of the preceding year. At June 30, 2000, the Company had an accumulated deficit of $231.3 million.

RESULTS OF OPERATIONS

      TICKETING OPERATIONS REVENUES. Ticketing operations revenues were $40.0 million and $68.7 million for the three months and six months ended June 30, 2000, respectively, and $17.8 million and $27.2 million for the corresponding periods of the preceding year. This represents increases of 125% and 153%, respectively. The increases are primarily attributable to a significant increase in the number of tickets sold on ticketmaster.com (from 2.6 million to 5.4 million tickets for the three months ended June 30, 1999 and 2000, respectively, and from 4.2 million to 9.7 million tickets for the six months ended June 30, 1999 and 2000, respectively). Additionally, the average convenience charge for tickets sold on ticketmaster.com increased 6% in the three months ended June 30, 2000 over the corresponding period in 1999 (from $6.68 to $7.08) and increased 9% in the six months ended June 30, 2000 over the corresponding period in 1999 (from $6.27 to $6.82). Revenues also increased, to a lesser extent, due to the acquisitions of 2b Technology in January 2000 and TicketWeb in May 2000. The Company recognized no revenues from 2b Technology and TicketWeb in the three months and six months ended June 30, 1999.

      CITY GUIDE AND RELATED REVENUES. City guide and related revenues were $17.1 million and $31.4 million for the three months and six months ended June 30, 2000, respectively, and $6.6 million and $12.1 million for the corresponding periods of the preceding year. This represents increases of 160% for both periods. The increase was principally attributable to the acquisition of the personals companies, Match.Com and One and Only Network, revenue from new city guide programs, such as the CitySearch Career Center, and also to the expansion of the city guide network of owned & operated markets where we had local staff from 19 markets in the second quarter of 1999 to 32 markets in the second quarter of 2000. The Company began recognizing revenues from the Match.Com portion of personals operations in the six months ended June 30, 1999, but no revenues were recorded from the One and Only Networks portion of personals operations during that same period.

      SPONSORSHIP AND ADVERTISING REVENUES. Sponsorship and advertising revenues were $4.3 million and $7.8 million for the three months and six months ended June 30, 2000, respectively, and $1.2 million and $2.2 million for the corresponding periods of the preceding year. This represents increases of 265% and 254%, respectively. The increase was primarily attributable to the Company's growing success in leveraging its expanded footprint of local cities to appeal to national advertisers, including a significant advertising relationship with the Microsoft Corporation.

      TICKETING OPERATIONS EXPENSES. Ticketing operations expenses consist primarily of expenses associated with ticket fulfillment (including the license fee to Ticketmaster Corp.), Web site maintenance, service and network infrastructure maintenance and data communications. Ticketing operations expenses were $30.1 million and $51.5 million for the three months and six months ended June 30, 2000, respectively, and $13.5 million and $20.3 million for the corresponding periods of the preceding year. This represents increases of 124% and 154%, respectively. Our gross margins in ticketing operations slightly increased to approximately 25% in the three months ended June 30, 2000 from approximately 24% in the three months ended June 30, 1999 as a result of a decrease in variable costs related with ticket fulfillment. Ticketing operations expenses are primarily variable in nature and fluctuate in relation to fluctuations in ticketing revenue. In addition, the Company expects that ticketing operations expenses will increase proportionally with ticketing revenues. Expenses also increased, to a lesser extent, due to the acquisitions of 2b Technology in January 2000 and TicketWeb in May 2000 and from increase in Ticketmaster.com technology staffing. The Company recognized no expenses from 2b Technology and TicketWeb in the three months and six months ended June 30, 1999.

      CITY GUIDE AND RELATED EXPENSES. City guide and related expenses consist primarily of the expenses associated with the design, layout, photography, customer service and editorial resources used in the production and maintenance of business Web sites; editorial content and network infrastructure maintenance in connection with the city guide operations; and costs of affiliate referral commissions, customer service and network infrastructure maintenance associated with online personals operations. City guide and related expenses were $13.4 million and $26.1 million for the three months and six months ended June 30, 2000, respectively, and $5.9 million and $10.5 million for the corresponding periods of the preceding year. This represents increases of 129% and 150%, respectively. The increases are attributable to growth in the city guide operations throughout 1999, including the addition of 13 additional owned and operated markets in the periods following the six months ended June 30, 1999. Expenses also increased as a result of the inclusion of costs associated with our personals operations acquired in 1999. The Company began recognizing personals costs from the Match.Com portion of personals operations in the six months ended June 30, 1999, but no personals costs were recorded from the One and Only Networks portion of personals operations during that same period. Our gross margins in city guide and related operations increased to 21% and 17% in the three months and six months ended June 30, 2000, respectively, from 11% and 14% in the corresponding periods of the preceding year as a result of the relatively higher margins from the personals operations which more than offset the increased costs associated with the aforementioned city guide expansion. City guide and related expenses have both fixed and variable components and may continue to increase in future periods to the extent city guide and related revenues increase during such periods.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of costs related to the compensation of sales and marketing personnel and both online and offline advertising expense. Sales and marketing expenses were $18.3 million and $36.0 million for the three months and six months ended June 30, 2000, respectively, and $9.4 million and $15.6 million for the corresponding periods of the preceding year. This represents increases of 95% and 131%, respectively. The increase for the three months and six months ended June 30, 2000, as compared to the three months and six months ended June 30, 1999, is attributable to the growth of our city guide operations throughout 1999 from 19 markets to 32 markets, and the addition of sales and marketing expenses associated with our personals operations. The Company began recognizing sales and marketing costs from the Match.Com portion of personals operations in the six months ended June 30, 1999, but no sales and marketing costs were recorded from the One and Only Networks portion of personals operations during that same period.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include the costs to develop, test and upgrade our online service and the enterprise management systems primarily for our city guide operations. These costs consist primarily of salaries for product development personnel, contract labor expense, consulting fees, software licenses, hardware costs and recruiting fees. Research and development expenses were $1.6 million and $3.3 million for the three months and six months ended June 30, 2000, respectively, and $1.6 million and $3.5 million for the corresponding periods of the preceding year. This represents no change for the three months ended June 30, 2000 and a decrease of 8% for the six months ended June 30, 2000. These costs were essentially flat period to period due to less contractor staffing, offset by additional full-time employees during the 2000 period. The Company believes that timely deployment of new and enhanced products and technology is critical to attaining its strategic objectives and to remaining competitive. Accordingly, the Company intends to continue recruiting and hiring experienced research and development personnel and making other investments in research and development. As such, the Company expects that research and development expenditures will increase in absolute dollars in future periods. The Company has expensed research and development costs as incurred.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of administrative and executive personnel costs. General and administrative expenses were $6.9 million and $12.8 million for the three months and six months ended June 30, 2000, respectively, and $3.3 million and $5.9 million for the corresponding periods of the preceding year. This represents increases of 110% and 116%, respectively. The increases for the three months and six months ended June 30, 2000 were due primarily to the costs of additional personnel needed for the continued growth of the Company's city guide, ticketing and personals operations, increased depreciation expense resulting from capital expenditures during 1999 and 2000 and expenses due to the acquisitions of 2b Technology in January 2000 and TicketWeb in May 2000. The Company expects that general and administrative expenses will increase in absolute dollars in future periods.

      AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles consists of goodwill associated with the acquisition of Ticketmaster Corporation by USAi, the merger of CitySearch and Ticketmaster.com and the acquisitions of CityAuction, Match.Com, Web Media Ventures (dba One and
Only), 2b Technology, TicketWeb and the Sidewalk assets. Amortization of goodwill and other intangibles was $35.7 million and $70.3 million for the three months and six months ended June 30, 2000, respectively, and $13.7 million and $25.7 million for the corresponding periods of the preceding year. This represents increases of 160% and 174%. The increase is attributable to the Company's acquisitions of Web Media Ventures, 2b Technology, TicketWeb and the Sidewalk assets which all took place subsequent to the June 30, 1999 period.

      MERGER AND OTHER TRANSACTION COSTS. Merger and other transaction costs were not present in the three months and six months ended June 30, 2000 and were $2.1 million and $2.8 million for the corresponding periods of the preceding year. These costs are primarily a result of advisory fees, regulatory filing fees and legal and accounting costs related to the terminated merger between the Company, certain assets owned by the Company's majority shareholder and Lycos, Inc.

      INTEREST INCOME, NET. Net interest income consists primarily of interest earned on the Company's cash, cash equivalents and marketable securities available for sale, less interest expense on capital lease obligations. The Company had net interest income of $692,000 and $1.8 million for the three months and six months ended June 30, 2000, respectively, and $1.0 million and $2.2 million for the corresponding periods of the preceding year. The Company invests its cash balances in short-term investment grade, interest-bearing securities.

      EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATES. Equity in loss of unconsolidated affiliates of $454,000 and $2.6 million for the three months and six months ended June 30, 2000, respectively, represents the Company's portion of net losses of foodline.com, Inc. and ActiveUSA.com, Inc., two companies in which the

Company invested in late 1999. In March 2000 and April 2000 the Company ceased reporting the equity in loss of unconsolidated affiliates for foodline.com and ActiveUSA.com, respectively, due to dilution of the Company's investments in those companies. The Company did not have equity investments in these companies during the three months and six months ended June 30, 1999.

      INCOME TAXES. The provision for income taxes was $691,000 and $865,000 for the three months and six months ended June 30, 2000, respectively, and $77,000 and $134,000 for the corresponding periods of the preceding year. This provision reflects the income tax expense incurred by the Company's foreign subsidiaries, and has increased as a result of increased ticketing profits in those markets and due to foreign taxes on the Company's Japanese partner-led market consulting income The Company's effective tax rate differs from the statutory federal income tax rate, primarily as a result of foreign income taxes and operating losses not benefited. The Company expects that its tax provision will remain small for the balance of 2000 due to the availability of the Company's consolidated net operating losses. However, net operating loss carryforwards of CitySearch existing at the Merger date will not be available to further offset taxable income of the Company.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities was $12.8 million and $14.6 million for the six months ended June 30, 2000 and 1999, respectively. Net cash used in operating activities was primarily due to net losses, offset in large part by non-cash depreciation and amortization expense of $74.5 million and $27.5 million, respectively.

      Net cash used by investing activities was $11.7 million and $3.4 million for the six months ended June 30, 2000 and 1999, respectively. Net cash used by investing activities in the six months ended June 30, 2000 resulted mostly from investments in unconsolidated affiliates, purchases of marketable securities available for sale and capital expenditures for computers, software, equipment and leasehold improvements, offset in part from the sale of marketable securities to fund operations and proceeds from the sale of an equity investment. Net cash used in investing activities in the six months ended June 30, 1999 consisted primarily of capital expenditures for computers, software, equipment and leasehold improvements.

      Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2000 and net cash used in financing activities was $430,000 for the six months ended June 30, 1999. Net cash provided by financing activities for the six months ended June 30, 2000 was primarily attributable to proceeds of $3.3 million from employee stock option exercises, offset by payments on capital leases. Net cash used in financing activities for the six months ended June 30, 1999 was attributable to costs associated with the Company's initial public offering and payments on capital leases, offset by proceeds from employee stock option exercises.

      We had cash, cash equivalents and marketable securities available for sale of $60.6 million and $87.8 million at June 30, 2000 and December 31, 1999, respectively. We currently have no unfunded material commitments other than those under existing capital and operating lease agreements. We have experienced a substantial increase in our capital expenditures and investing activities consistent with our infrastructure build out and expansion into other businesses that compliment our current offerings. We will continue to evaluate possible acquisitions of, or investments in, businesses, products and technologies that are complementary to ours, which may require the use of cash. Our management believes that existing cash, cash equivalents and marketable securities available for sale will be sufficient to meet our working capital and capital expenditures requirements through 2000. Thereafter, we may be required to raise additional funds. No assurance can be given that we will not choose to or be required to raise additional financing prior to such time. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that, if available, such financing will include terms favorable to us or our stockholders. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      In the Ticketmaster Cash Discount litigation entitled ADRIANA GARZA, ET AL. V. SOUTHWEST TICKETING, INC., D/B/A TICKETRON, TICKETMASTER AND RAINBOW TICKETMASTER, TICKETMASTER TEXAS MANAGEMENT, TICKETMASTER LLC, TICKETMASTER GROUP, INC., TICKETMASTER ONLINE-CITYSEARCH, INC. AND THE MAY DEPARTMENT STORES COMPANY, previously reported in the Company's 10-Q, on May 12, 2000, the plaintiff filed an amended class action petition in state court on June 20, 2000 asserting an additional claim that the cash discount program in question violates a provision in a Merchant Services Bankcard Agreement between Ticketmaster and Chase Merchant Services L.L.C. and First Financial Bank. Plaintiff claims all consumers using VISA and MasterCard to purchase tickets from Ticketmaster are third-party beneficiaries of this contract. Plaintiff also filed on July 14, 2000 an amended class certification motion. In addition to the nine-state class sought by Plaintiff's original class certification request, the amended motion seeks the certification of a nationwide class of VISA and MasterCard customers since approximately April 1998 to prosecute the alleged third-party beneficiary claim. Ticketmaster filed a summary judgment motion on May 1, 2000 and Plaintiff filed a second amended motion for partial summary judgment on May 24, 2000. Currently no hearing is set on any of these motions. On July 20, 2000, Ticketmaster removed the case to federal court in McAllen, Texas on the grounds that the newly added third-party beneficiary claim raises a federal question under the Truth-in-Lending Act. On August 1, 2000, Plaintiff filed a motion to remand the case to state court. Hearing on the motion to remand is currently anticipated to occur on September 7, 2000. Ticketmaster Online-CitySearch, Inc. continues to believe that plaintiff's claims lack merit and expects to continue to vigorously defend itself in this case.

      On July 23, 1999, Ticketmaster Corporation and Ticketmaster Online-CitySearch, Inc. (collectively, "Ticketmaster"), filed a Complaint for Damages and Injunctive Relief against Tickets.com, Inc. "Tickets.com"), entitled TICKETMASTER CORPORATION AND TICKETMASTER ONLINE-CITYSEARCH, INC. V. TICKETS.COM, INC., Case No. 99-07654 HLH, in the United States District Court, Central District of California. Ticketmaster claims that Tickets.com violates Ticketmaster's legal and contractual rights by, among other things, (i) providing deep-links to Ticketmaster's internal web pages without Ticketmaster's consent, (ii) systematically, deceptively and intentionally accessing Ticketmaster's computers and computer systems and copying verbatim Ticketmaster event pages daily and extracting and reprinting Ticketmaster's Uniform Resource Locators ("URLs") and event data and information in complete form on Tickets.com's web site and (iii) providing false and misleading information about Ticketmaster, the availability of tickets on the Ticketmaster Web Site, and the relationship between Ticketmaster and Tickets.com. On January 7, 2000, Ticketmaster filed a First Amended Complaint. Tickets.com filed a motion to dismiss Ticketmaster's First Amended Complaint on or about February 23, 2000, claiming that Tickets.com did not violate the Copyright Act or Lanham Act and that Ticketmaster's state law claims were preempted and/or did not state a valid claim for relief. The Court denied Tickets.com's motion as to Ticketmaster's claims for copyright infringement, violations of the Lanham Act, state law unfair competition and interference with prospective economic advantage. The Court granted Tickets.com's motion, but gave Ticketmaster leave to amend, as to Ticketmaster's claims for breach of contract, trespass, unjust enrichment and misappropriation. Ticketmaster filed a Second Amended Complaint on April 21, 2000.

      On March 3, 2000, Ticketmaster and TMCS filed a motion for preliminary injunction, requesting the Court to enjoin Tickets.com from, among other things, deep-linking to Ticketmaster's internal web pages, accessing Ticketmaster's computers and computer systems and copying Ticketmaster's event pages, and providing misleading and false information about
Ticketmaster, the availability of tickets on the Ticketmaster Web Site and the relationship between Ticketmaster and Tickets.com. On July 31, 2000 the Court held a hearing. The Court took the matter under submission, and on August 11, 2000 issued a ruling denying Ticketmaster and TMCS's motion for preliminary injunction. On May 30, 2000, Tickets.com filed its Answer to Ticketmaster's Second Amended Complaint and Counterclaims against Ticketmaster Corporation and Ticketmaster Online-CitySearch, Inc. Tickets.com alleges claims for relief against Ticketmaster for violations of the Sherman Act, sections 1 and 2, violations of California's Cartwright Act, violations of California's Business and Professions Code section 17200, violations of common law restraint of trade and unfair competition and business practices, interference with contract and declaratory relief. Tickets.com claims that Ticketmaster Corporation's exclusive agreements with Ticketmaster Online-CitySearch, Inc., venues, promoters and other third parties injure competition, violate antitrust laws, constitute unfair competition and interfere with Tickets.com's prospective economic advantages. On July 19, 2000, Ticketmaster filed a motion to dismiss any claim based in whole or in part on Ticketmaster's alleged litigation conduct as well as Tickets.com's ninth claim for relief under California's antitrust laws (the Cartwright Act). Ticketmaster intends to vigorously defend this litigation. There can be no assurance that we or Ticketmaster Corporation or our affiliates will not become the subject of future governmental investigations or inquiries or be named as a defendant in claims alleging violations of federal or state antitrust laws or any other laws. Any adverse outcome in such litigation, investigation or proceeding against us or Ticketmaster Corporation or our affiliates could limit or prevent ticketmaster.com from engaging in its online ticketing business or subject us to potential damage assessments, all of which could have a material adverse effect on our business, financial condition or results of operations. Regardless of its merit, source or outcome, any such litigation, investigation or proceeding would at a minimum be costly and could divert the efforts of our management and other personnel from productive tasks, which could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c)   Sales of Unregistered Securities

      In May 2000, the Company issued an aggregate of 1,840,238 shares of Class B Common Stock as consideration for the TicketWeb acquisition which closed at that time . The shares were issued to former shareholders of TicketWeb. In connection with the TicketWeb acquisition, the Company also issued certain stock options and warrants in substitution for then outstanding TicketWeb stock options and warrants which were assumed by the Company in the acquisition.

      In June 2000, the Company issued an aggregate of 560,380 shares of Class B Common Stock as part of the consideration for the Web Media Ventures acquisition which closed in September 1999. This issuance was the final portion of the earn out payment agreed upon at the time the acquisition was closed. The shares were issued to the shareholders of Web Media Ventures.

      The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's 2000 Annual Meeting of Stockholders was held on May 10, 2000.

At that meeting, the Company's stockholders elected the following persons to serve as directors of the Company until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified with the following votes for, withheld, abstained and broker non-votes:


                                                                                                            BROKER
            DIRECTOR                       YES VOTES             NO VOTES             ABSTAINING VOTES      NON-VOTES
----------------------------------       -------------         ------------          ------------------    -------------
Charles Conn                              688,202,240                   --                63,656                 --



John Pleasants                            688,177,865                   --                88,031                 --
Barry Baker                               688,202,238                   --                63,658                 --
Terry Barnes                              688,202,238                   --                63,658                 --
Barry Diller                              688,202,240                   --                63,656                 --
Joseph Gleberman                          688,202,240                   --                63,656                 --
William Gross                             688,202,240                   --                63,656                 --
Alan Grubman                              688,202,238                   --                63,658                 --
Lawrence Jacobson                         688,202,238                   --                63,658                 --
Victor Kaufman                            688,202,238                   --                63,658                 --
Dara Khosrowshahi                         688,202,240                   --                63,656                 --
Bryan Lourd                               688,202,238                   --                63,658                 --
Bill Savoy                                688,202,238                   --                63,658                 --
Alan Spoon                                688,202,238                   --                63,658                 --
Tom Unterman                              688,202,240                   --                63,656                 --



In addition to the election of directors, the Company's Stockholder's approved the adoption of the Company's 1999 Stock Option Plan and ratified the appointment of the Company's independent auditors, Ernst & Young for 2000. The stockholders approved the 1999 Stock Option Plan with 673,666,226 votes in favor, 4,009,997 votes against, 52,924 votes abstained and 10,536,749 broker non-votes. The stockholders ratified the appointment of Ernst & Young with 688,237,729 votes in favor, 12,536 votes against, 15,631 votes abstained and 0 broker non-votes.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      27.1  Financial Data Schedule

      (b)   Reports on Form 8-K

      On April 20, 2000, the Company filed a Report on Form 8-K relating to the announcement of the Company's results for the quarter ended March 31, 2000.

      On June 6, 2000, the Company filed a Report on Form 8-K relating to the announcement of the Company's acquisition of TicketWeb on May 26, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2000        TICKETMASTER ONLINE-CITYSEARCH, INC.



                              By:   /s/ JOHN PLEASANTS
                                 ----------------------------------
                                    John Pleasants
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                              By:   /s/ THOMAS MCINERNEY
                                 ----------------------------------
                                    Thomas McInerney
                                    Chief Financial Officer, Executive Vice
                                    President, Finance and Administration
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

   EXHIBITS
---------------

    27.1       Financial Data Schedule