Form 10-Q
period 2000-09-30
TICKETMASTER ONLINE CITYSEARCH INC
filed 2000-10-26
CIK 1006637

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                             -----------------------

(Mark One)
/ X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2000

                                       OR

/  /     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

Commission file number:  0-25041

                     TICKETMASTER ONLINE - CITYSEARCH, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               95-4546874
              (State or other                         (I.R.S. Employer
              jurisdiction of
              incorporation or                         Identification
               organization)                              Number)

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

As of September 30, 2000 there were 40,640,517 shares of the Registrant's Class B Common Stock outstanding and 47,982,121 shares of the Registrant's Class A Common Stock outstanding. Only the Company's Class B Common Stock is publicly traded.

================================================================================

                     TICKETMASTER ONLINE - CITYSEARCH, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                                    PAGE
                                                                                                                     NO.
                                                                                                                    ----
PART I -FINANCIAL INFORMATION.........................................................................................3

         Item 1.  Financial Statements................................................................................3
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............8
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................................13

PART II -OTHER INFORMATION...........................................................................................14

         Item 1.  Legal Proceedings..................................................................................14
         Item 6.  Exhibits and Reports on Form 8-K...................................................................15
         SIGNATURES..................................................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                         2000              1999
                                                                                     --------------  ---------------
                                                                                      (unaudited)      (see note 1)
                                   ASSETS
Current assets:
     Cash and cash equivalents...................................................     $    30,297      $    61,455
     Marketable securities available for sale....................................          17,583           26,299
     Accounts receivable (net of allowance for doubtful accounts
         of $1,380 and $738 respectively)........................                           8,896            3,774
     Related party receivable....................................................              --            1,942
     Due from licensees..........................................................           1,500              830
     Prepaid expenses and other current assets...................................           5,225            3,826
                                                                                      -----------         --------
         Total current assets....................................................          63,501           98,126
Investments......................................................................          20,028           23,085
Computers, software, equipment and leasehold improvements, net...................          23,788           16,831
Goodwill and other intangibles, net..............................................         613,607          662,921
Other long-term assets...........................................................           3,833            3,706
                                                                                      -----------         --------
         Total assets............................................................     $   724,757      $   804,669
                                                                                      ===========         ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable............................................................     $     2,822      $     4,537
     Accrued expenses............................................................          14,279            9,100
     Related party payable.......................................................             840               --
     Deferred revenue............................................................           8,836            5,979
     Current portion of capital lease obligations................................             481              957
                                                                                      -----------         --------
         Total current liabilities...............................................          27,258           20,573
Other long-term liabilities......................................................           1,050            1,170
Capital lease obligations, net of current portion................................              96              333
Stockholders' equity:
     Preferred stock, $0.01 par value:
         Authorized shares--2,000,000 at September 30, 2000
         Issued and outstanding--none                                                          --               --
     Class A Common Stock, $0.01 par value:
         Authorized shares --100,000,000 at September 30, 2000
         Issued and outstanding--47,982,121 and 52,840,565 at September 30, 2000
         and December 31, 1999, respectively.....................................             480              529
     Class B Common Stock--$0.01 par value:
         Authorized shares--250,000,000 at September 30, 2000
         Issued and outstanding--40,640,517 and 32,104,352 at September 30, 2000
         and December 31, 1999, respectively.....................................             406              321
     Class C Common Stock--$0.01 par value:
         Authorized shares--2,883,506 at September 30, 2000
         Issued and outstanding--none............................................              --               --
     Additional paid-in capital..................................................         976,072          919,348
     Accumulated deficit.........................................................        (280,481)         (137,413)
     Accumulated other comprehensive loss........................................            (124)            (192)
                                                                                      -----------         --------
         Total stockholders' equity..............................................         696,353          782,593
                                                                                      -----------         --------
             Total liabilities and stockholders' equity..........................     $   724,757         $804,669
                                                                                      ===========         ========

                                               See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                       THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------    -------------------------------
                                                             2000             1999             2000              1999
                                                        ------------       -----------      -----------      -----------
Revenues:                                                         (unaudited)                        (unaudited)
     Ticketing operations............................    $    34,065       $    16,634      $   102,745      $    43,812
     City guide and related..........................         17,743             8,977           49,174           21,089
     Sponsorship and advertising.....................          5,254             1,800           13,064            4,009
                                                         -----------       -----------      -----------      -----------
         Total revenues..............................         57,062            27,411          164,983           68,910
Operating costs and expenses:
     Ticketing operations............................         26,030            12,305           77,568           32,612
     City guide and related..........................         12,886             8,582           39,015           19,052
     Sales and marketing.............................         21,056            13,990           57,007           29,569
     Research and development........................          1,374             2,051            4,641            5,589
     General and administrative......................          7,048             4,087           19,808            9,994
     Amortization of goodwill and other intangibles..         36,994            18,606          107,265           44,294
     Merger and other transaction costs..............             --               514               --            3,285
                                                         -----------       -----------      -----------      -----------
         Total costs and expenses....................        105,388            60,135          305,304          144,395
                                                         -----------       -----------      -----------      -----------
Loss from operations.................................        (48,326)          (32,724)        (140,321)         (75,485)
Interest income, net.................................            556               986            2,346            3,223
Equity in loss of unconsolidated affiliates..........         (1,194)               --           (3,774)              --
Other expenses.......................................            (11)               --             (289)              --
                                                         -----------       -----------      -----------      -----------
Loss before income taxes.............................        (48,975)          (31,738)        (142,038)         (72,262)
Income tax provision.................................            168                49            1,033              182
                                                         -----------       -----------      -----------      -----------
Net loss ............................................    $   (49,143)      $   (31,787)     $  (143,071)     $   (72,444)
                                                         ===========       ===========      ===========      ===========
Basic and diluted net loss per share.................    $     (0.55)      $     (0.41)     $     (1.65)     $     (0.99)
                                                         ===========       ===========      ===========      ===========
Shares used to compute basic and diluted net loss
per share............................................         88,548            76,908           86,909           73,537
                                                         ===========       ===========      ===========      ===========

                      TICKETMASTER ONLINE-CITYSEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                    ----------------------------------
                                                                                          2000              1999
                                                                                    --------------     ---------------
                                                                                              (unaudited)
Operating activities
Net loss.........................................................................     $  (143,071)     $  (72,444)
Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization...........................................         113,774           47,075
         Deferred marketing......................................................             937               --
         Loss in unconsolidated affiliates.......................................           3,774               --
         Advertising contributed by USA  Networks, Inc...........................           1,607               --
         Stock compensation......................................................           1,030               --
         Loss on disposal of fixed asset.........................................             229               --
         Changes in operating assets and liabilities:
              Accounts receivable................................................          (3,978)          (1,693)
              Related party receivable...........................................           1,942             (980)
              Due from licensees.................................................            (670)             167
              Prepaid expenses and other current assets..........................          (1,237)            (286)
              Accounts payable...................................................          (2,432)            (763)
              Accrued expenses...................................................           3,985            1,683
              Related party payable..............................................             840               --
              Deferred revenue...................................................           2,416              404
                                                                                    --------------     ---------------
                  Net cash used in operating activities..........................         (20,854)         (26,837)
Investing activities
     Capital expenditures........................................................         (12,360)          (7,123)
     Investment in unconsolidated affiliates.....................................         (10,064)          (5,285)
     Proceeds from sale of investment in unconsolidated affiliates...............           2,167               --
     Acquisitions, net of cash acquired..........................................          (1,675)            (102)
     Proceeds from sale of marketable securities available for sale..............          17,762               --
     Purchase of marketable securities available for sale........................          (8,840)              --
     Loan to unconsolidated affiliate............................................            (859)              --
     Other.......................................................................              37             (223)
                                                                                    --------------     ---------------
                  Net cash used in investing activities..........................         (13,832)         (12,733)
Financing activities
     Net proceeds from exercise of options.......................................           4,338            2,471
     Costs associated with initial public offering...............................              --             (861)
     Payments on capital leases..................................................            (722)          (1,027)
                                                                                    --------------     ---------------
                  Net cash provided by financing activities......................           3,616              583

Effect of exchange rate changes on cash and cash equivalents.....................             (88)              39
                                                                                    --------------     ---------------

Net decrease in cash and cash equivalents........................................         (31,158)         (38,948)
Cash and cash equivalents at beginning of period.................................          61,455          106,910
                                                                                    --------------     ---------------
Cash and cash equivalents at end of period.......................................     $    30,297      $    67,962
                                                                                    ==============     ===============

                             See accompanying notes.

                      TICKETMASTER ONLINE-CITYSEARCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Ticketmaster Online-Citysearch, Inc. (the "Company") is a leading local portal and electronic commerce company that provides in-depth local content and services to help people get things done online. We offer practical tools for living that make the Internet an important part of people's everyday lives. Our principal operations are online city guides, online ticketing and online personals. Our family of Web sites includes citysearch.com, ticketmaster.com, match.com, museumtix.com, ticketweb.com, cityauction.com, astroabby.com and livedaily.com, among others. In September 1998, our company was created by combining Citysearch, Inc. ("Citysearch") and Ticketmaster Multimedia Holdings, Inc. (Ticketmaster.com), then a wholly-owned online subsidiary of Ticketmaster Corporation, to create Ticketmaster Online-Citysearch, a leading provider of local city guides, local advertising and live event ticketing on the Internet. In 1999, the Company acquired the Sidewalk.com entertainment city guide assets of Microsoft Corporation, CityAuction, Inc., an online auction company, and Match.com, Inc. and Web Media Ventures, L.L.C., both online personals companies. In 2000, the Company acquired 2b Technology, Inc., a box office software and ticketing company, and TicketWeb, Inc., a web-based live event ticketing company. The Company has integrated these acquisitions into its other online offerings.

BASIS OF PRESENTATION

         On September 28, 1998, Citysearch and "Ticketmaster.com" formed Ticketmaster Online-Citysearch, Inc. (the "Merger"). The Merger was accounted for using the "reverse purchase" method of accounting, pursuant to which Ticketmaster.com was treated as the acquiring entity for accounting purposes, and the assets acquired and liabilities assumed of Citysearch were recorded at their respective fair values. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

SEGMENTS

         The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company's chief operating decision makers review financial information to manage the business consistent with the manner presented in the condensed consolidated financial statements. During the nine months ended September 30, 2000 and 1999, the Company operated in a single business segment operating as a local portal and online consumer service primarily in the United States. Through September 30, 2000, foreign operations have not been significant in revenue. As the Company acquires and integrates new businesses it continues to evaluate, based on the nature, size and integration and management strategies of its businesses, whether it has separate reportable segments.

BASIC AND DILUTED LOSS PER SHARE

         Basic loss per share is determined by dividing the net loss by the weighted average shares of Common Stock outstanding during the period. Diluted loss per share is determined by dividing the net loss by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants and other convertible securities. Basic and diluted loss per share are the same for the three months and nine months ended September 30, 2000 and 1999 because the effects of outstanding stock options and warrants are antidilutive.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year's balances to conform to the current year presentation.

NOTE 2 -- BUSINESS COMBINATIONS

Acquisition of 2b Technology, Inc.

         On January 31, 2000, the Company completed the acquisition of 2b Technology, Inc ("2b Technology"), a ticketing and software licensing company. In connection with the acquisition, the Company issued 458,005 shares of Class B Common Stock to the former owners of 2b Technology representing a purchase price of approximately $17.1 million. The purchase price will be increased for additional shares to be issued upon achievement of revenue targets based on the stock price at that time. The acquisition is being accounted for using the purchase method of accounting. The acquisition resulted in $17.3 million of goodwill being recorded initially with adjustments to be made at the issuance of additional shares if the revenue targets are achieved. The total amount of goodwill recorded is being amortized by the Company over a period of five years. The results of operations of 2b Technology are included in the accompanying statement of operations from the date of acquisition.

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


                                              THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------         -------------------------------
                                                  2000                 1999                2000                1999
                                                  ----                 ----                ----                ----
                                                               (in thousands, except per share data)
Net loss................................           $(49,143)         $(36,108)            $(145,928)         $(91,624)
Net loss per share......................              (0.55)            (0.46)                (1.65)            (1.16)

         In addition to the above pro forma results, the Sidewalk transaction resulted in an increase in our intangible assets. The amortization of these additional intangibles for the three months and nine months ended September 30, 1999, in addition to the goodwill from the acquisitions discussed above, had these transactions occurred on January 1, 1999, would have resulted in a net loss of $50.4 million and $139.4 million, respectively, and a net loss per share of $0.59 and $1.63, respectively, on a pro forma basis. The pro forma information above excludes the impact of revenues and expenses associated with the acquisitions as the impact is not material.

NOTE 3 -- SUBSEQUENT EVENT

Pending Transaction Regarding Ticketmaster Corporation

         On October 23, 2000, the Company announced that it had called a meeting of its Board of Directors to appoint a committee of independent directors to consider possible transactions with Ticketmaster Corporation, a wholly owned subsidiary of USA Networks, Inc. ("USAi"), which would allow the companies to capture the benefits of jointly operating the ticketing and reservation businesses of the Company and Ticketmaster Corporation. The Board meeting was called at the request of USAi in order for the independent committee to consider such possible transactions, which may include a merger or other transaction which could involve the issuance to USAi of additional shares of the Company's common stock. USAi is the Company's largest stockholder. Also on October 23, 2000, the Company's Board of Directors met and appointed the independent committee. There can be no assurance that any transaction will occur or, if a transaction occurs, what the structure or terms of such transaction would be.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH BELOW AND ELSEWHERE IN THIS REPORT. THE FORWARD-LOOKING STATEMENTS ARE BASED ON THE COMPANY'S EXPECTATIONS AS OF THE DATE OF THIS DOCUMENT AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE THESE STATEMENTS. THE FORWARD-LOOKING STATEMENTS HEREIN DO NOT INCLUDE THE POTENTIAL IMPACT OF ANY MERGERS, ACQUISITIONS OR OTHER BUSINESS COMBINATIONS THAT MAY BE COMPLETED AFTER SEPTEMBER 30, 2000.

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

         Online ticketing operations revenues are primarily comprised of convenience charges which are charged on a per ticket purchased basis and shipping and handling fees which are collected on a per order basis. The sale of tickets for an event often begins several months prior to the scheduled date of the event. Such ticket sales are seasonal in nature with the third quarter of the year generally experiencing fewer onsales and the second quarter experiencing the most onsales. Ticketing operations revenue is recognized when the ticket is sold. If credit card chargeback or refund activity is likely to occur with respect to an event, for example, due to the cancellation of such event, an allowance is established for potential convenience charge refunds.

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

OPERATING LOSSES

         The Company incurred net losses of $49.1 million and $143.1 million for the three months and nine months ended September 30, 2000, respectively, and $31.8 million and $72.4 million for the corresponding periods of the preceding year. At September 30, 2000, the Company had an accumulated deficit of $280.5 million.

RESULTS OF OPERATIONS

         TICKETING OPERATIONS REVENUES. Ticketing operations revenues were $34.1 million and $102.7 million for the three months and nine months ended September 30, 2000, respectively, and $16.6 million and $43.8 million for the corresponding periods of the preceding year. This represents increases of 105% and 135%, respectively. The increases are primarily attributable to a significant increase in the number of tickets sold on ticketmaster.com (from 2.5 million to 4.7 million tickets for the three months ended September 30, 1999 and 2000, respectively, and from 6.8 million to 14.4 million tickets for the nine months ended September 30, 1999 and 2000, respectively). Additionally, the average convenience charge for tickets sold on ticketmaster.com increased 4% in the three months ended September 30, 2000 over the corresponding period in 1999 (from $6.45 to $6.72) and increased 7% in the nine months ended September 30, 2000 over the corresponding period in 1999 (from $6.34 to $6.79). Revenues also increased, to a lesser extent, due to the acquisitions of 2b Technology in January 2000 and TicketWeb in May 2000.

The Company recognized no revenues from 2b Technology and TicketWeb in the three months and nine months ended September 30, 1999.

         CITY GUIDE AND RELATED REVENUES. City guide and related revenues were $17.7 million and $49.2 million for the three months and nine months ended September 30, 2000, respectively, and $9.0 million and $21.1 million for the corresponding periods of the preceding year. This represents increases of 98% and 133%, respectively. The increases are principally attributable to the acquisition of the personals companies, Match.com and Web Media Ventures, the expansion of the city guide network of owned & operated markets (where we had local staff in 25 markets in the third quarter of 1999 and in 33 markets in the third quarter of 2000), increases in partner-led market consulting fees and also to revenue from new city guide advertising products and services. Revenues from the personals operations represented a significant portion of total city guide and related revenues in the three months and nine months ended September 30, 2000. The Company began recognizing revenues from the Match.com and Web Media Ventures portions of personals operations in the second and third quarters of 1999, respectively.

         SPONSORSHIP AND ADVERTISING REVENUES. Sponsorship and advertising revenues were $5.3 million and $13.1 million for the three months and nine months ended September 30, 2000, respectively, and $1.8 million and $4.0 million for the corresponding periods of the preceding year. This represents increases of 192% and 226%, respectively. The increases are primarily attributable to the Company's growing success in leveraging its expanded footprint of local cities to appeal to national advertisers, including a significant advertising relationship with the Microsoft Corporation.

         TICKETING OPERATIONS EXPENSES. Ticketing operations expenses consist primarily of expenses associated with ticket fulfillment (including the license fee to Ticketmaster Corporation), Web site maintenance, service and network infrastructure maintenance and data communications. Ticketing operations expenses were $26.0 million and $77.6 million for the three months and nine months ended September 30, 2000, respectively, and $12.3 million and $32.6 million for the corresponding periods of the preceding year. This represents increases of 112% and 138%, respectively. Our gross margins in ticketing operations slightly decreased to approximately 24% and 25% in the three months and nine months ended September 30, 2000 from approximately 26% in each of the three months and nine months ended September 30, 1999 as a result of an increase in variable costs related with ticket fulfillment. Ticketing operations expenses are primarily variable in nature and fluctuate in relation to fluctuations in ticketing revenue. In addition, the Company expects that ticketing operations expenses will increase proportionally with ticketing revenues. Expenses also increased, to a lesser extent, due to the acquisitions of 2b Technology in January 2000 and TicketWeb in May 2000 and from an increase in Ticketmaster.com technology staffing. The Company recognized no expenses from 2b Technology and TicketWeb in the three months and nine months ended September 30, 1999.

         CITY GUIDE AND RELATED EXPENSES. City guide and related expenses consist primarily of the expenses associated with the design, layout, photography, customer service and editorial resources used in the production and maintenance of business Web sites; editorial content and network infrastructure maintenance in connection with the city guide operations; and costs of affiliate referral commissions, customer service and network infrastructure maintenance associated with online personals operations. City guide and related expenses were $12.9 million and $39.0 million for the three months and nine months ended September 30, 2000, respectively, and $8.6 million and $19.1 million for the corresponding periods of the preceding year. This represents increases of 50% and 105%, respectively. The increases are attributable to the growth in the city guide operations throughout 1999, including the addition of eight additional owned and operated markets in the periods following the nine months ended September 30, 1999 and the inclusion of costs associated with our personals operations acquired in 1999. The Company began recognizing personals costs from the Match.com and Web Media Ventures portions of personals operations in the second and third quarters of 1999, respectively. Our gross margins in city guide and related operations increased to 27% and 21% in the three months and nine months ended September 30, 2000, respectively, from 4% and 10% in the corresponding periods of the preceding year. In the three months ended September 30, 2000 gross margin improvements in the

Company's city guide operations was the principal driver of the improvement. In the nine months ended September 30, 2000 the improvement resulted from the inclusion of the personals operations (which carry a higher gross margin) for the full period as opposed to the inclusion for only part of the 1999 period. City guide and related expenses have both fixed and variable components and may continue to increase in future periods to the extent city guide and related revenues increase during such periods.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of costs related to the compensation of sales and marketing personnel and both online and offline advertising expense. Sales and marketing expenses were $21.1 million and $57.0 million for the three months and nine months ended September 30, 2000, respectively, and $14.0 million and $29.6 million for the corresponding periods of the preceding year. This represents increases of 51% and 93%, respectively. The increase for the three months and nine months ended September 30, 2000, as compared to the three months and nine months ended September 30, 1999, is attributable to the growth of our city guide operations following the period ended September 30, 1999 from 25 markets to 33 markets, advertising contributed by USAi for which no consideration was paid by the Company and, to a lesser extent, the addition of sales and marketing expenses associated with our personals operations. The Company began recognizing sales and marketing costs from the Match.com and Web Media Ventures portions of personals operations in the second and third quarters of 1999, respectively.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include the costs to develop, test and upgrade our online service and the enterprise management systems primarily for our city guide operations. These costs consist primarily of salaries for product development personnel, contract labor expense, consulting fees, software licenses, hardware costs and recruiting fees. Research and development expenses were $1.4 million and $4.6 million for the three months and nine months ended September 30, 2000, respectively, and $2.1 million and $5.6 million for the corresponding periods of the preceding year. This represents decreases of 33% and 17% for the three months and nine months ended September 30, 2000. The decreases are attributable to a reclassification of a portion of such costs to city guide and related expenses and, to a lesser extent, a reduction in full-time employees expensed to research and development during the 2000 period. The Company believes that timely deployment of new and enhanced products and technology is critical to attaining its strategic objectives and to remaining competitive. Accordingly, the Company intends to continue recruiting and hiring experienced research and development personnel and making other investments in research and development. As such, the Company expects to continue to experience significant research and development expenditures in future periods. The Company has expensed research and development costs as incurred.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of administrative and executive personnel costs. General and administrative expenses were $7.0 million and $19.8 million for the three months and nine months ended September 30, 2000, respectively, and $4.1 million and $10.0 million for the corresponding periods of the preceding year. This represents increases of 72% and 98%, respectively. The increases for the three months and nine months ended September 30, 2000 are due primarily to the costs of additional personnel needed for the continued growth of the Company's city guide, increased depreciation expense resulting from capital expenditures during 1999 and 2000 and the inclusion of expenses associated with 2b Technology and TicketWeb which were acquired in January 2000 and May 2000, respectively. The Company expects that general and administrative expenses will increase in absolute dollars in future periods.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles consists of goodwill associated with the acquisition of Ticketmaster Corporation by USAi, a portion of which was attributed to Ticketmaster.com, the merger of Citysearch and Ticketmaster.com and the acquisitions of CityAuction, Match.com, Web Media Ventures, 2b Technology, TicketWeb and the Sidewalk assets. Amortization of goodwill and other intangibles was $37.0 million and $107.3 million for the three months and nine months ended September 30, 2000, respectively, and $18.6 million and $44.3 million for the corresponding periods of the preceding year. This represents increases of 99% and 142%. The increases are attributable to recognizing more of the full year impact of these acquisitions in the 2000 periods.

         MERGER AND OTHER TRANSACTION COSTS. Merger and other transaction costs were not present in the three months and nine months ended September 30, 2000 and were $514,000 and $3.3 million for the corresponding periods of the preceding year. These costs are primarily a result of advisory fees, regulatory filing fees and legal and accounting costs related to the terminated merger between the Company, certain assets owned by the Company's majority shareholder and Lycos, Inc.

          INTEREST INCOME, NET. Net interest income consists primarily of interest earned on the Company's cash, cash equivalents and marketable securities available for sale, less interest expense on capital lease obligations. The Company had net interest income of $556,000 and $2.3 million for the three months and nine months ended September 30, 2000, respectively, and $1.0 million and $3.2 million for the corresponding periods of the preceding year. The changes in net interest income are primarily attributable to changes in the amount of invested assets. The Company invests its cash balances in short-term investment grade, interest-bearing securities.

         EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATES. Equity in loss of unconsolidated affiliates of $1.2 million and $3.8 million for the three months and nine months ended September 30, 2000, respectively, represents the Company's portion of net losses of foodline.com, Inc. and ActiveUSA.com, Inc., two companies in which the Company made minority equity investments in late 1999. The Company is only obligated to recognize a portion of the gain or loss in these unconsolidated affiliates in periods during which the Company's holdings of those companies' securities exceed specified percentages and the Company is deemed to exercise a measure of control over those companies as a result. The Company did not have equity investments in these companies during the three months and nine months ended September 30, 1999.

         INCOME TAXES. The provision for income taxes was $168,000 and $1.0 million for the three months and nine months ended September 30, 2000, respectively, and $49,000 and $182,000 for the corresponding periods of the preceding year. This provision reflects the income tax expense incurred by the Company's foreign subsidiaries, and has increased as a result of increased ticketing profits in those markets, and due to foreign taxes on the Company's Japanese partner-led market consulting income which was recognized in the second quarter of 2000. The Company's effective tax rate differs from the statutory federal income tax rate, primarily as a result of foreign income taxes and operating losses not benefited. The Company expects that its tax provision will remain small for the balance of 2000 and throughout 2001 due to the availability of the Company's consolidated net operating losses. However, net operating loss carryforwards of Citysearch existing at the Merger date will not be available to further offset taxable income of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $20.9 million and $26.8 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in operating activities was primarily due to net losses, offset in large part by non-cash depreciation and amortization expense of $113.8 million and $47.1 million, respectively.

         Net cash used in investing activities was $13.8 million and $12.7 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in investing activities in the nine months ended September 30, 2000 resulted mostly from purchases of capital expenditures for computers, software, equipment and leasehold improvements, investments in unconsolidated affiliates and purchases of marketable securities available for sale, offset in part from the sale of marketable securities to fund operations and proceeds from the sale of an equity investment. Net cash used in investing activities in the nine months ended September 30, 1999 consisted primarily of capital expenditures for computers, software, equipment and leasehold improvements and investments in unconsolidated affiliates.

         Net cash provided by financing activities was $3.6 million and $583,000 for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities in the nine months ended September 30, 2000 and 1999 was primarily attributable to proceeds from employee stock option exercises, offset by payments on capital leases.

         We had cash, cash equivalents and marketable securities available for sale of $47.9 million and $87.8 million at September 30, 2000 and December 31, 1999, respectively. We currently have no unfunded material commitments other than those under existing capital and operating lease agreements. We have experienced a substantial increase in our capital expenditures and investing activities consistent with our infrastructure build out and expansion into other businesses that complement our current offerings. We will continue to evaluate possible acquisitions of, or investments in, businesses, products and technologies that are complementary to ours, which may require the use of cash. Our management believes that existing cash, cash equivalents and marketable securities available for sale will be sufficient to meet our working capital and capital expenditures requirements for the next six months. Thereafter, we may be required to raise additional funds. No assurance can be given that we will not choose to or be required to raise additional financing prior to such time. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that, if available, such financing will include terms favorable to us or our stockholders. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

         On March 3, 2000, Ticketmaster and TMCS filed a motion for preliminary injunction, requesting the Court to enjoin Tickets.com from, among other things, deep-linking to Ticketmaster's internal web pages, accessing Ticketmaster's computers and computer systems and copying Ticketmaster's event pages, and providing misleading and false information about Ticketmaster, the availability of tickets on the Ticketmaster Web Site and the relationship between Ticketmaster and Tickets.com. On July 31, 2000 the Court held a hearing. The Court took the matter under submission, and on August 11, 2000 issued a ruling denying Ticketmaster's and TMCS's motion for preliminary injunction. On October 20, 2000 Ticketmaster and TMCS filed an appeal of the denial of their request for a preliminary injunction with the Court of Appeals for the Ninth Circuit. No hearing on that appeal has yet been set. On May 30, 2000, Tickets.com filed its Answer to Ticketmaster's Second Amended Complaint and Counterclaims against Ticketmaster Corporation and Ticketmaster Online-Citysearch, Inc. Tickets.com alleges claims for relief against Ticketmaster for violations of the Sherman Act, sections 1 and 2, violations of California's Cartwright Act, violations of California's Business and Professions Code section 17200, violations of common law restraint of trade and unfair competition and business practices, interference with contract and declaratory relief. Tickets.com claims that Ticketmaster Corporation's exclusive agreements with Ticketmaster Online-Citysearch, Inc., venues, promoters and other third parties injure competition, violate antitrust laws, constitute unfair competition and interfere with Tickets.com's prospective economic advantages. On July 19, 2000, Ticketmaster filed a motion to dismiss any claim based in whole or in part on Ticketmaster's alleged litigation conduct as well as Tickets.com's ninth claim for relief under California's antitrust laws (the Cartwright
Act). On September 25, 2000 that motion was denied. On October 24, 2000 Ticketmaster and TMCS filed their Answer to Tickets.com's counterclaims against Ticketmaster Corporation and Ticketmaster Online-Citysearch, Inc. Ticketmaster intends to vigorously defend this litigation.

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



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
         (a)    Exhibits


        27.1    Financial Data Schedule

         (b)    Reports on Form 8-K

         On August 2, 2000, the Company filed a Report on Form 8-K relating to the announcement of the Company's results for the quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: October 25, 2000        TICKETMASTER ONLINE-CITYSEARCH, INC.



                           By:     /s/ JOHN PLEASANTS
                               -------------------------------------
                                   John Pleasants
                                   Chief Executive Officer
                                   (Principal Executive Officer)



                           By:     /s/ THOMAS MCINERNEY
                               -------------------------------------
                                   Thomas McInerney
                                   Chief Financial Officer, Executive Vice
                                   President, Finance and Administration
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


   EXHIBITS
 -----------
    27.1      Financial Data Schedule