Form 10-K
period 2000-12-31
TICKETMASTER
filed 2001-04-02
CIK 1006637

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-25041
                            ------------------------

                                  TICKETMASTER

             (Exact name of registrant as specified in its charter)

                DELAWARE                              95-4546874
    (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)             Identification Number)

        3701 WILSHIRE BOULEVARD
        LOS ANGELES, CALIFORNIA                         90010
(Address of principal executive offices)              (Zip code)

                                 (213) 639-6100
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                            NAME OF EACH EXCHANGE
TITLE OF EACH CLASS:        ON WHICH REGISTERED:
--------------------        ---------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based upon the closing price of the Class B Common Stock on March 23, 2001, as reported by Nasdaq, was approximately $337,010,046. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the registrant's outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This calculation similarly excludes 50,260,401 shares of the registrant's voting stock that are held by Ticketmaster Group, Inc. and its subsidiaries (collectively, "TGI"), which are wholly-owned subsidiaries of the registrant. The determinations of affiliate status set forth in the preceding two sentences are not necessarily conclusive determinations for other purposes.

    The number of shares of the registrant's Common Stock outstanding on February 28, 2001 was 47,640,097 shares of Class A Common Stock and 93,440,003 shares of Class B Common Stock. The number of shares outstanding does not include 42,480,143 shares of Class A Common Stock and 50,260,401 shares of Class B Common Stock held by TGI, as such shares are indirectly held by the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the registrant's 2001 Annual Stockholders Meeting are incorporated by reference into Part III herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TICKETMASTER
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                                                               PAGE
                                                                             --------
PART I.....................................................................      1
  ITEM 1.      BUSINESS....................................................      1
  ITEM 2.      PROPERTIES..................................................     22
  ITEM 3.      LEGAL PROCEEDINGS...........................................     23
  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     26

PART II....................................................................     27
  ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.......................................     27
  ITEM 6.      SELECTED FINANCIAL DATA.....................................     29
  ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS.................................     31
  ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISK......................................................     39
  ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     39
  ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE..................................     39

PART III...................................................................     39
  ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     39
  ITEM 11.     EXECUTIVE COMPENSATION......................................     39
  ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT................................................     39
  ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     40

PART IV....................................................................     40
  ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K.......................................................     40

                                     PART I

ITEM I.  BUSINESS

    Unless the context otherwise requires, references to "Ticketmaster" include Ticketmaster (the company formerly known as Ticketmaster
Online-Citysearch, Inc.; "TMCS") and Ticketmaster Group, Inc. ("TGI") and their predecessors, wholly-owned subsidiaries, majority-owned or controlled subsidiaries and ventures and their licensees.

    Ticketmaster as currently organized was formed in January 2001, pursuant to the consummation of the provisions of a contribution agreement, under which TMCS, the predecessor to Ticketmaster, acquired TGI's businesses from USA Networks, Inc. ("USA Networks") in exchange for 52,000,000 new shares of TMCS's Class B common stock (the "Combination"). Upon the closing of the Combination, TMCS changed its name to "Ticketmaster."

    The Combination was effected in the two steps described below, both of which occurred at the closing on January 31, 2001:

    - In the first step, Ticketmaster Corporation ("TM Corp") contributed to TMCS all of the equity interests of its subsidiaries (except for shares of TMCS common stock that it holds), and its assets that were freely assignable. The shares of TMCS common stock that were held by TM Corp prior to the closing were not contributed to TMCS or canceled and are still held by TM Corp. In exchange for the contributions by TM Corp, TMCS issued to TM Corp a number of shares of Class B common stock equal to the fair market value of the equity interests and assets contributed by TM Corp to TMCS.

    - In the second step, USA Networks, which was the sole stockholder of TGI, which was in turn the sole stockholder of TM Corp, contributed to TMCS all of the outstanding capital stock of TGI. In exchange for the capital stock of TGI, TMCS issued to USA Networks 52,000,000 new shares of Class B common stock. In addition, TMCS issued to USA Networks a number of shares of Class A and Class B common stock equal to the number of such shares indirectly held by USA Networks through TM Corp prior to the Combination.

    As a result of the Combination, TGI and the former subsidiaries of TM Corp whose equity interests were contributed to TMCS became direct subsidiaries of TMCS and TM Corp became an indirect subsidiary of TMCS.

    As a result of the Combination, USA Networks now owns an additional 52,000,000 shares of TMCS's Class B common stock. The other shares issued to USA Networks in connection with the Combination only replaced shares that were indirectly owned by USA Networks prior to the Combination and that TMCS now owns as a result of the Combination. Accordingly, these shares do not increase USA Networks' percentage ownership of TMCS's capital stock.

    In connection with the Combination, TMCS also amended its certificate of incorporation to change its name from Ticketmaster Online-Citysearch, Inc. to Ticketmaster.

GENERAL

    Ticketmaster is the leading provider of automated ticketing services in the world, with over 6,200 domestic and foreign clients, including many of the world's foremost entertainment facilities, promoters and professional sports franchises. Ticketmaster is also a leading local portal and electronic commerce company that provides in-depth local content and services to help people get things done online. Ticketmaster's principal online businesses are city guides, ticketing, personals and camping reservations. Ticketmaster's family of Web sites includes citysearch.com, ticketmaster.com, Match.com, reserveamerica.com, museumtix.com, ticketweb.com, cityauction.com and livedaily.com, among others. Ticketmaster's businesses are operated in two segments: (i) ticketing and
(ii) city guides and classifieds.

Ticketing includes both online and offline ticketing and camping reservations operations and city guides and classifieds includes all of Ticketmaster's other online properties.

TICKETING

    Ticketmaster has established its ticketing market position by providing its clients with comprehensive ticket inventory control and management, a broad distribution network and dedicated marketing and support services. Ticket orders are received and fulfilled through operator-staffed call centers, independent sales outlets remote to the facility box office and through the ticketmaster.com Web site. Ticketing revenue is generated principally from convenience and handling charges received by Ticketmaster for tickets sold on its clients' behalf. Ticketmaster generally serves as an exclusive agent for its clients and typically has no financial risk for unsold tickets. Ticketmaster sold
83.0 million tickets in fiscal 2000, generating revenues of $518.6 million on a pro forma combined basis.

    Based upon recent trends in the entertainment, sporting and leisure industries, Ticketmaster believes that its principal business, live entertainment ticketing, will continue to experience increased revenues under existing venue contracts. Ticketmaster believes that significant opportunities also exist to increase penetration of this principal market. Additionally, Ticketmaster believes that further ticketing opportunities will arise from an increase in the number of concerts and theatrical and family shows, the construction of new and larger facilities, an increase in the number of professional sports teams and the development of new sports leagues. Furthermore, Ticketmaster plans to continue to broaden its client base to include such venues as museums, amusement parks and state and county fairs. In addition, Ticketmaster intends to continue to grow its online businesses and to acquire additional online and offline businesses when appropriate opportunities become available.

    Ticketmaster has continued to expand its ticketing operations into territories outside of the United States, and has experienced growth in these markets, with international ticket sales increasing, on a pro forma combined basis, from 12.5 million in fiscal 1999 to 14.2 million in fiscal 2000, and revenues from international ticket sales increasing from $41.4 million to $47.0 million for the same periods. Ticket sales and revenues from international markets represented approximately 17% and 9% of total ticket sales and revenues in fiscal 2000 and in fiscal 1999, respectively.

    Ticketmaster believes that significant additional opportunities exist in international markets to attract existing and new venues in an historically under-penetrated market for automated ticketing services for live entertainment events. In addition, Ticketmaster believes that the continued enthusiasm for music, theatre, family and arts touring shows, as well as for soccer, rugby and cricket, coupled with the growing popularity of major American sports such as football, baseball and basketball, will lead to increased use of international venues and provide additional revenue opportunities for Ticketmaster. Ticketmaster is seeking to enhance its ability to capitalize on these trends by expanding its existing operations in Canada, the United Kingdom, Ireland, Australia and Mexico, entering into a license agreement covering operations in South and Central America and exploring further opportunities in Europe and Asia.

    Ticketmaster has also expanded its ticket distribution capabilities through the continued development of the ticketmaster.com Web site, which is designed to promote ticket sales for live events, disseminate event information and offer transactional and merchandising services. Ticketmaster has experienced significant growth in ticket sales through ticketmaster.com in recent years and expects this trend to continue during the next several fiscal years. For the year ended December 31, 2000, online ticket sales through ticketmaster.com accounted for approximately 24.3% of Ticketmaster's ticketing business in the United States, Canada and the United Kingdom, with ticket sales of approximately 19 million having a gross dollar value of over $863 million.

    Ticketmaster is continuing to use its widely recognized brand name and extensive distribution capabilities to develop new opportunities in related areas, such as entertainment information, merchandising, advertising, promotional services and direct marketing. Specific examples of these efforts include offering integrated brand management and marketing services to strategic partners, such as American Express, Cendant Membership Services, Inc. and Time, Inc. through sponsorship and advertising opportunities during live events, during telephone ticketing services, on its ticket stock and envelopes, on event promotional material and in additional media outlets that Ticketmaster is developing.

    Ticketmaster believes that its proprietary operating system and software, which is referred to as the Ticketmaster System, and its extensive distribution capabilities provide it with a competitive advantage that enhances Ticketmaster's ability to attract new clients and maintain its existing client base. The Ticketmaster System, which includes both hardware and software, is typically located in a data center that is managed by Ticketmaster staff. The Ticketmaster System provides a single centralized inventory control and management system capable of tracking total ticket inventory for all events, whether sales are made on a season, subscription, group or individual ticket basis. All necessary hardware and software required for the use of the Ticketmaster System is installed in a client's facility box office, call centers or remote sales outlets. The Ticketmaster System is capable of processing over 100,000 tickets per hour, and each of its 26 regional computer systems can support 32,000 users, of which as many as 5,000 can theoretically be actively using the system at any one time.

    In addition, Ticketmaster has developed or acquired a number of product systems which it now makes available to its ticketing clients as a complement to the Ticketmaster System. Specifically, Ticketmaster offers clients a new array of products and services, including its Architect Ticketing System ("Archtics"), which provides database and customer management features; Facility Access Network by Ticketmaster ("FanTM"), which provides access control through various wireless scanning devices; Ultimate Fan, which is a venue based data collection system designed to help build customer loyalty; and Personal Computerized Interface ("PCI"), which is a personal computer front-end system for the Ticketmaster host system. These systems are widely used by clients. Ticketmaster also has acquired alternative systems, and utilizes its Synchro Venue master client server relational database system targeted for clients abroad, the Microflex ticketing system and Pacer Cats, its inventory management system. Ticketmaster believes that its continued commitment to expanding its systems and capabilities in response to its clients' needs is a critical component to its growth.

    Ticketmaster has a comprehensive domestic ticket distribution system that includes approximately 3,000 remote sales outlets covering many of the major metropolitan areas in the United States and six domestic call centers with approximately 1,300 operator and customer service positions. The foreign distribution system includes approximately 440 remote sales outlets in five countries and 10 call centers with approximately 600 operator positions. Ticketmaster provides the public with convenient access to tickets and information regarding live entertainment events. Ticket purchasers are assessed a convenience charge for each ticket sold offsite by Ticketmaster on behalf of its clients. These charges are negotiated and included in Ticketmaster's contracts with its clients. The versatility of the Ticketmaster System allows it to be customized to satisfy a full range of client requirements.

    In addition, Ticketmaster's ticketing segment includes its other ticketing companies, 2b Technology, Inc., a Richmond, Virginia based visitor management software developer and offline and online ticketing company that targets venues such as higher volume museums, cultural institutions and historic sites through its Web site museumtix.com, and TicketWeb Inc., a ticketing company whose Web-based ticketing software allows venues and event promoters, including symphony concerts, clubs, museum exhibitions, amusement parks and film festivals, to perform box-office operations remotely over the Internet. The operations of 2b Technology and TicketWeb are currently being integrated into those of Ticketmaster's ticketing operations. The data provided above with regard to Ticketmaster's ticketing operations during fiscal 2000 excludes data relating to 2b and TicketWeb.

    Also included in the ticketing segment is Ticketmaster's recently acquired subsidiary, ReserveAmerica Holdings, Inc., a campground reservations company. ReserveAmerica is the leading provider of reservation software and services to United States state and federal agencies for camping and outdoor recreation activities. ReserveAmerica operates three telephone call centers, located in New York, California and Wisconsin, which provide a full range of customer service solutions to its clients. In addition to the call center volume, through its Web site, www.reserveamerica.com, ReserveAmerica provides online sales and information to up to 30,000 visitors daily. Annually, over 2.7 million transactions are processed through ReserveAmerica's reservation systems.

CITY GUIDES AND CLASSIFIEDS

    Ticketmaster's portfolio of online Web sites includes, in addition to its ticketing and camping reservation Web sites, citysearch.com, Match.com, cityauction.com, livedaily.com and careers.citysearch.com, each of which is described in more detail below.

- Citysearch is a network of local portal city guide sites that offer primarily original local content for major cities in the United States and abroad, as well as practical transactional tools to get things done online. The city guides provide up-to-date, locally produced information about a city's arts and entertainment events, bars and restaurants, recreation, community activities and businesses (shopping and professional services), as well as local news, sports and weather updates. Citysearch city guides also let people act on what they learn by supporting online business transactions, including ticketing, reservations, auctions, matchmaking, merchandise sales and classifieds. With Ticketmaster's acquisition of the arts and entertainment portion of the MSN Sidewalk (sidewalk.com) city guides in September 1999, Citysearch local city guides now cover more than 100 cities worldwide.

- Match.com is a leading online matchmaking and dating service that offers single adults a convenient and private environment for meeting other singles. In combination with the One & Only Network, another online personals company Ticketmaster acquired in 1999 and which it is combining with Match.com (the combined operations to be called Match.com), Match.com has more than 9 million user registrations and approximately 1.5 million active users, generating more than 100 million monthly page views. In addition, as part of Ticketmaster's transaction with Microsoft, Match.com has become the premier provider of online personals and matchmaking services on The Microsoft Network
  (MSN).

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

- livedaily.com is Ticketmaster's daily online live entertainment news webzine that offers music fans daily concert and music news, tour announcements, reviews, interviews and exclusive national ticketing information. livedaily.com users benefit from direct connections to Ticketmaster's ticket distribution network at ticketmaster.com and local music information via Citysearch's growing network of city guides.

- careers.citysearch.com is Ticketmaster's online source of employment classifieds and specialists that can be viewed by city to make job searching efficient and effective.

TICKETING

CLIENT RELATIONSHIPS

    Ticketmaster's ticketing clients include many of the most well known arenas, stadiums, theaters, sports teams and promoters in the United States and abroad. Ticketmaster currently provides service to ticketing clients ranging in size from large stadiums with more than 100,000 seats to smaller theaters with seating in the hundreds, and from multi-event promoters to one-time single event promoters.

    Ticketmaster's clients also include professional sports leagues and franchises in the United States, including the National Basketball Association and most of its member teams, National Hockey League teams, Major League Baseball teams, National Football League teams, Major League Soccer teams, Women's National Basketball Association teams, PGA Tour, Inc. and numerous participating PGA Tour events.

    Representative of Ticketmaster's clients are the following:

Adelphia Coliseum, NASHVILLE, TN
Air Canada Centre, TORONTO, CANADA
Alamodome, SAN ANTONIO, TX
America West Arena, PHOENIX, AZ
American Airlines Arena, MIAMI, FL
Arco Arena, SACRAMENTO, CA
Arie Crown Theater, CHICAGO, IL
Arrowhead Pond, ANAHEIM, CA
Berklee Performance Center, BOSTON, MA
Bi-Lo Center, GREENVILLE, SC
Blossom Music Center, CUYAHOGA FALLS, OH
Bradley Center, MILWAUKEE, WI
Cajundome, LAFAYETTE, LA
Charlotte Coliseum, CHARLOTTE, NC
Chicago Theater, CHICAGO, IL
Colonial Stadium, MELBOURNE, AUSTRALIA
Compaq Center, HOUSTON, TX
Conseco Fieldhouse, INDIANAPOLIS, IN
Continental Arena, EAST RUTHERFORD, NJ
Deer Creek Music Center, NOBLESVILLE, IN
Delta Center, SALT LAKE CITY, UT
Fargodome, FARGO, ND
Feld Entertainment, Inc.
First Union Arena at Casey Plaza,
  WILKES-BARRE, PA
First Union Spectrum, PHILADELPHIA, PA
FleetCenter, BOSTON, MA
Ford Center for the Performing Arts, CHICAGO, IL
Ford Center for the Performing Arts,
  NEW YORK, NY
Freedom Hall, LOUISVILLE, KY
Gaylord Entertainment Center, NASHVILLE, TN
General Motors Place, VANCOUVER, CANADA
Georgia Dome, ATLANTA, GA
Grand Center, GRAND RAPIDS, MI
Great Western Forum, INGLEWOOD, CA
Greek Theatre, LOS ANGELES, CA
Gund Arena, CLEVELAND, OH
House of Blues Concerts
Ice Palace Arena, TAMPA, FL
Irvine Meadows Verizon Wireless
  Amphitheater, IRVINE, CA
Joe Louis Arena, DETROIT, MI
John G. Shedd Aquarium and Oceanarium, CHICAGO, IL
Jones Beach Theatre, LAWRENCE, NY
Los Angeles Memorial Coliseum, LOS ANGELES, CA
Louisiana Superdome, NEW ORLEANS, LA
Madison Square Garden, NEW YORK, NY
Mars Music Amphitheater, WEST PALM BEACH, FL
Nassau Coliseum, UNIONDALE, NY
New World Music Theatre, TINLEY PARK, IL
Odyssey Arena, BELFAST, IRELAND
Orlando Centroplex, ORLANDO, FL
Palace of Auburn Hills, AUBURN HILLS, MI
Pepsi Arena, ALBANY, NY
Philips Arena, ATLANTA, GA
Pine Knob Music Theatre, CLARKSTON, MI
PNC Bank Arts Center, HOLMDEL, NJ
Point Theatre, DUBLIN, IRELAND
Pontiac Stadium, DETROIT, MI
Post-Gazette Pavilion at Star Lake,
  BURGETTSTOWN, PA
Pro Player Stadium, MIAMI, FL
Pyramid Arena and Exhibition Hall, MEMPHIS, TN
Radio City Music Hall, NEW YORK, NY
RCA Dome, INDIANAPOLIS, IN
Reliant Astrodome, HOUSTON, TX
Reunion Arena, DALLAS, TX
Rose Garden, PORTLAND, OR
Rosemont Horizon, ROSEMONT, IL
Rupp Arena, LEXINGTON, KY
San Jose Arena, SAN JOSE, CA
Seattle Center, SEATTLE, WA
SFX Entertainment, Inc.
Staples Center, LOS ANGELES, CA
Star Lake Amphitheatre, PITTSBURGH, PA
Skydome, TORONTO, CANADA
Tacoma Dome, TACOMA, WA
Target Center, MINNEAPOLIS, MN
Tennessee Performing Arts Center, NASHVILLE, TN
Texas Stadium, IRVING, TX
The Melbourne Cricket Grounds (MCG),
  MELBOURNE, AUSTRALIA
The Nederlander Organization
The Pepsi Center, DENVER, CO
The Walt Disney Company
TD Waterhouse Centre, ORLANDO, FL
Turner Field, ATLANTA, GA
United Center, CHICAGO, IL
USF Sun Dome, TAMPA, FL
Wembley Arena, LONDON, ENGLAND
Worcester Centrum Centre, WORCESTER, MA

    Ticketmaster generally enters into written agreements with its clients pursuant to which it agrees to provide the Ticketmaster System and related systems purchased by the client, and to serve as the client's exclusive ticket sales agent for all sales of individual tickets sold to the general public outside of the facility's box office, including any tickets sold at remote sales outlets, over the phone or via the Internet, for a specified period, which is typically three to five years. Pursuant to an agreement with a facility, Ticketmaster is generally granted the right to sell tickets for all events presented at that facility, and as part of such arrangement Ticketmaster installs the necessary ticketing equipment in the facility's box office. An agreement with a promoter generally grants Ticketmaster the right to sell tickets for all events presented by that promoter at any facility, unless the facility is covered by an exclusive agreement with Ticketmaster or another automated ticketing service company. The terms of Ticketmaster's agreements with its clients are generally negotiated on a contract-by-contract basis, except in the case of contracts subject to public bid (e.g., for facilities owned or managed by municipalities or governmental agencies), the terms of which are largely defined by the specifications and conditions set forth in the formal requests for bids.

    Clients are routinely required by contract to include the Ticketmaster name in print, radio and television advertisements for entertainment events sponsored by such clients. The Ticketmaster name and logo are also prominently displayed on printed tickets and ticket envelopes.

    Ticketmaster generally does not buy tickets from its clients for resale to the public and typically has no financial risk for unsold tickets. In the United Kingdom, Ticketmaster may from time to time buy tickets from its clients for resale to the public in an amount typically not exceeding L600,000 in the aggregate. All ticket prices are determined by Ticketmaster's clients. Ticketmaster's clients also generally determine when tickets go on sale to the public and what tickets will be available for sale through Ticketmaster. Facilities and promoters, for example, often handle group sales and season tickets in-house. Ticketmaster only sells a portion of its clients' tickets, the amount of which varies from client to client and varies as to any single client from year to year.

    Ticketmaster believes that the Ticketmaster System provides its clients with numerous benefits, including (1) broader and expedited distribution of tickets,
(2) centralized control of total ticket inventory as well as accounting information and market research data, (3) centralized accountability for ticket proceeds, (4) manageable and predictable transaction costs, (5) wide dissemination of information about upcoming events through Ticketmaster's call centers, ticketmaster.com and other media platforms, (6) the ability to quickly and easily add additional performances if warranted by demand and (7) marketing and promotional support.

    The Ticketmaster System and related systems such as Archtics, FanTM, PCI and Ultimate Fan also provide Ticketmaster's clients with flexibility in processing season, subscription and group ticketing, database management, access control and fan loyalty programs. For example, using the Ticketmaster System, a sports team can choose to give priority to season tickets, mini-ticket plans and group sales, permitting those ticket purchasers to have first choice of tickets before their sale to the general public. In addition, Ticketmaster's clients have the ability to structure single or multiple events, including seasonal events, in almost any number and type of pricing and discount plans. Ticketmaster believes that its clients also place high value on the ability to integrate their on-site networks with the Ticketmaster System, enhance access control with the FanTM system, and offer "Print My Own Tickets" at home and various fan loyalty programs through the Ultimate Fan system.

    Pursuant to its contracts with clients, Ticketmaster is granted the right to collect from ticket purchasers a per ticket convenience charge on all tickets sold at remote sales outlets, by telephone, through ticketmaster.com and other media. There is an additional per order handling charge on all tickets sold by Ticketmaster at other than remote sales outlets. Generally, the amount of the convenience charge is determined during the contract negotiation process, and typically varies based upon numerous factors, including the services to be rendered to the client, the amount and cost of equipment to be installed at the client's box office and the amount of advertising and/or promotional allowances to be provided, as well as the type of event and whether the ticket is purchased at a remote sales outlet, by telephone, through ticketmaster.com or otherwise. Any deviations from those amounts for any event are negotiated and agreed upon by Ticketmaster and its client prior to the commencement of ticket sales. During fiscal 2000, Ticketmaster's convenience charges generally ranged from $1.50 to $8.00 per ticket. Convenience charges from ticket sales at outlets, through call centers and via ticketmaster.com (inclusive of per order handling charges added for sales through call centers and via ticketmaster.com) averaged $5.71 per ticket in fiscal 2000. Generally, Ticketmaster's agreement with a particular client also establishes the amounts and frequency of any increases in the convenience charge and handling fees during the term of the agreement.

    Ticketmaster's agreement with a client may also provide for the client to participate in the convenience and/or handling fees paid by ticket purchasers for tickets bought through Ticketmaster for that client's events. The amount of such participation, if any, is determined by negotiation between Ticketmaster and the client. Some agreements also may provide for Ticketmaster to make participation advances to the client, generally recoupable by Ticketmaster out of the client's future right to participations. In isolated instances, Ticketmaster may make an upfront, non-recoupable payment to a client for the right to sell tickets for that client. The agreements also specify the additional systems, if any, that may be used and purchased by clients.

    If an event is canceled, Ticketmaster's current policy is to refund the per ticket convenience charges (but not the handling fee that is payable with respect to transactions by telephone and online orders). Refunds of the ticket price for a canceled event are funded by the client. To the extent that funds then being held by Ticketmaster on behalf of the client are insufficient to cover all refunds, the client is obligated to provide Ticketmaster with additional amounts within a specified period of time (typically 24 to 72 hours) after request by Ticketmaster. Clients have historically fulfilled these obligations.

DISTRIBUTION SYSTEM

    Ticketmaster's ticketing distribution system is principally comprised of remote sales outlets, call centers and the ticketmaster.com Web site. During fiscal 2000, ticket sales at the remote sales outlets, at call centers and on ticketmaster.com accounted for approximately 40%, 36% and 24%, respectively, of Ticketmaster's ticket sales.

    REMOTE SALES OUTLETS

    At the end of fiscal 2000, Ticketmaster had approximately 3,460 remote ticket sales outlets worldwide, 3,020 of which were located in the United States and approximately 440 of which were in foreign territories, compared to approximately 3,450 remote ticket sales outlets worldwide at the end of fiscal 1999. Ticketmaster has emphasized the establishment of retail outlets in high visibility chain stores with existing name recognition, significant customer traffic and customer profiles consistent with the type of events sold through the Ticketmaster System. The majority of Ticketmaster's remote sales outlets are located in major department, grocery and music stores. Among the retailers that serve as remote sales outlets are Carson Pirie Scott, Dayton-Hudson's, Marshall Field's, Foley's and Robinsons-May department stores, Rite-Aid drug stores, Dominick's, Fiesta and Kroger grocery stores and Coconuts, The Wiz, Wherehouse, Disc Jockey and Tower Records music stores. The specific stores within each chain that serve as remote sales outlets are negotiated by Ticketmaster with each chain.

    Ticketmaster is responsible for installation and maintenance of the hardware and software necessary to sell tickets through the Ticketmaster System at the remote sales outlets. Ticketmaster also trains the remote sales outlet's employees in the use of the Ticketmaster System and related systems, provides support and oversight in connection with the sale of tickets and furnishes the remote sales outlets with promotional materials related to the Ticketmaster System and events for which tickets are available. The remote sales outlets are responsible for the staffing of the stores and their daily operation. The remote sales outlets are generally paid a commission of approximately 20% to 25% of the convenience charge, typically subject to a maximum amount per ticket. Since February 1997, Ticketmaster has accepted credit cards in addition to cash at the outlets. Ticket purchasers receive their tickets at the point of sale. The remote sales outlets generally deliver sales proceeds and convenience charges to Ticketmaster on a schedule ranging from daily to weekly depending on the financial condition of the particular remote sales outlets and other factors. Ticketmaster has not suffered any material loss with respect to funds collected by its remote sales outlets for remittance to Ticketmaster.

    CALL CENTERS

    At December 31, 2000, Ticketmaster operated 16 call centers worldwide. Ticket purchasers seeking a greater degree of convenience than is afforded at facility box offices or remote sales outlets can purchase tickets by telephone seven days a week, up to 14 hours per day, using a major credit card. Sales agents, staffing up to approximately 1,400 telephone and customer service positions domestically and approximately 300 in foreign markets, take the caller's credit card order and mail the tickets directly to the ticket purchasers. Tickets that are purchased by telephone can also be picked up at the appropriate facility's "will call" ticket window. Ticketmaster typically assesses a per order handling fee in addition to the per ticket convenience charge. Ticketmaster generally receives the ticket sales proceeds and convenience and handling fees from telephone credit card transactions within two business days after submission to the credit card company. The call centers also respond to large numbers of informational calls related to events, including requests for facility characteristics, directions, telephone numbers, disability access and seating and local hotels and restaurants. Concurrently with the sale of tickets to entertainment events, Ticketmaster's call centers may offer other products for sale related to the events for which tickets are being sold and may offer other unrelated products. Ticketmaster generally fulfills these sales by ordering the products from a third party. Ticketmaster operates domestic call centers in Los Angeles, California; Orlando, Florida; Pharr and McAllen, Texas; and Richmond and Virginia Beach, Virginia. Ticketmaster also operates call centers in London, England; Calgary, Edmonton, Toronto, Vancouver, Winnipeg and Montreal, Canada; Melbourne, Australia; and through its licensee in Mexico City, Mexico.

    An important feature of Ticketmaster's domestic telephone system is the ability to channel all or a portion of incoming calls from any city to a selected call center. Accordingly, the number of telephone positions available to receive telephone orders in a given region is capable of being increased in advance of the commencement of sales activity for a major event. Similarly, the ability to network call centers affords Ticketmaster back-up capabilities in the event that a call center experiences operating difficulties.

    In addition, Ticketmaster has effectively handled a number of ticket orders through its interactive voice response system, which processes ticket orders on the phone without operator assistance. At the end of 2000, approximately 5% of all of Ticketmaster's ticket sales were processed through the interactive voice response system.

    ONLINE TICKETING SERVICES

    Ticketmaster expanded its Internet distribution network through a license agreement entered into with TMCS prior to the Combination. The addition of online services permits consumers to purchase tickets and access information about events on their personal computers via the Internet. Ticketmaster's ticketing transactions are processed primarily through ticketmaster.com and, to a lesser extent, through ticketweb.com, museumtix.com and various international versions of these Web sites. Ticketmaster expects online sales to continue to expand as more consumers engage in transactions over the Internet. Additionally, this medium provides Ticketmaster with a cost efficient way to disseminate information and cross-promote, which may help reduce costs for these services across Ticketmaster's other distribution channels. From September 1998 until the Combination, Ticketmaster's online ticketing operations were conducted exclusively by TMCS; since the Combination, they are conducted by Ticketmaster.

    Ticketmaster.com is the leading online ticketing service. The service enables consumers to purchase tickets for live music, sports, arts and family entertainment events presented by Ticketmaster's clients and related merchandise over the Web. Consumers can access the ticketmaster.com service at www.ticketmaster.com, from Ticketmaster's other owned and operated Web sites, including citysearch.com, and through numerous direct links from banners and event profiles hosted by third party Web sites. In addition to these services, the ticketmaster.com Web site provides local information and original content regarding live events for Ticketmaster clients throughout the United States, Canada and the United Kingdom.

    Throughout his or her visit to the ticketmaster.com Web site and at the conclusion of a confirmed ticket purchase, the consumer is prompted to purchase merchandise that is related to a particular event, such as videos, tour merchandise and sports memorabilia from the store.ticketmaster.com site. Ticketmaster intends to expand the types and range of merchandise that can be ordered by consumers through the ticketmaster.com Web site.

    Since the commencement of online ticket sales in November 1996, ticketmaster.com has experienced significant growth in the volume of tickets sold through its Web site. Gross transaction dollars for ticket sales increased from approximately $223,000 in November 1996 to $84.1 million in December 2000. Similarly, tickets sold on the ticketmaster.com Web site in November 1996 represented less than 1% of total tickets sold by Ticketmaster, while tickets sold online in the quarter ended December 31, 2000 represented more than 26.2% of Ticketmaster's tickets sold in the United States, Canada and the United Kingdom.

    The ticketmaster.com ticketing system interfaces on a real-time basis with the host ticketing systems developed by Ticketmaster. This process is designed to ensure that, except in limited circumstances, the inventory of tickets available online is identical to that which is available through Ticketmaster's other distribution methods (e.g., telephone call centers and independent retail outlets) and to enable consumers to order tickets on a "best available seat" basis. Ticketmaster has taken various measures designed to prevent system failure in Ticketmaster's computer center. Each system has a live back-up available in the event of a primary system failure. Rooms housing computer-related equipment are protected by computer-safe fire protection systems. To guard against power outages, uninterruptable power supplies are utilized. High capacity back-up generators eliminate dependency on public electric sources and all data is continually recorded to multiple back-up systems. In addition, the ticketmaster.com Web site is mirrored in three separate co-location facilities across the United States.

    Ticketmaster uses Secure Sockets Layer encryption technology, which is designed to allow users to transmit their personal information securely over the ticketmaster.com Web site. The decrypted data is then passed through two levels of firewalls, using an internally developed communications protocol, to the Ticketmaster host systems where credit cards are processed and customer accounts are created. The host systems communicate directly with bank processing centers for instantaneous online credit card authorization and electronic deposit of credit card receipts. Essentially, all order processing, credit card billing, order fulfillment and consumer service functions for online ticketing orders are handled by Ticketmaster in the same manner as orders which are placed by telephone.

    ticketmaster.com has an extensive database of live event information, with event information updated 20 times every hour and more than 200 times daily. This database contains information on more than 30,000 events and over 3,000 clients and is designed to support an easy-to-use and reliable dynamic event calendar and ticket-buying interface to the Ticketmaster System.

    The ticketmaster.com system is deployed as a multi-tiered system of servers that separate database functions, Web page serving functions, transaction processing functions and ticketing system interfacing functions. The system is built using a combination of commercial and proprietary software and hardware and is integrated into the Ticketmaster System. All ticketmaster.com ticket sales occur on one of 26 geographically dispersed host systems. Credit card authorization and deposit, inventory control for events, customer account management and ticket printing and distribution are all handled on the Ticketmaster System. Internet users interact with various Web servers to find an event using various criteria including event location, event type or performer name. Once an event is located, users interact with forms-based HTML pages to guide them through the ticket-buying process. The Web servers communicate via a proprietary gateway to the host ticketing systems where the transaction actually takes place.

THE TICKETMASTER SYSTEM

    Ticketmaster specifically developed its proprietary operating system, application software and its computer and telephone systems for the live event ticketing industry. The Ticketmaster System provides clients with the means to maintain and control their ticket inventory efficiently. Users of the Ticketmaster System can effect a range of functions from the most basic to the most complex, including individual advanced ticket sales, season and subscription ticketing, day of show walk-up ticket sales and group ticket sales.

    The Ticketmaster System software is maintained in-house, eliminating any reliance upon outside software companies. Ticketmaster believes that this allows it to more readily adapt to its clients' needs, changing market conditions and advances in hardware and other technologies. The Ticketmaster System communicates directly with bank processing centers for instantaneous online credit card authorization and electronic deposit of credit card receipts. All of the Ticketmaster System's online terminals at the call centers and at selected facility box offices have access to the authorization network.

    Significant measures are taken to prevent system failure in each computer center. Each system has a live back-up standing ready in the event of a primary system failure. Rooms housing computer-related equipment are protected by computer-safe fire protection systems. Dual custom air conditioning units provide constant climate control. To guard against power outages, Ticketmaster employs uninterruptable power supplies. High capacity back-up generators eliminate the dependency on public electric sources. Moreover, all data are continually recorded to multiple back-up systems. Ticketmaster maintains an online disaster recovery site in one of its principal offices. Historically, the Ticketmaster System has experienced minimal downtime.

    Ticketmaster's proprietary software and system are the product of over 20 years of innovation and continual enhancement by a team of in-house software and system professionals currently numbering over 80. Ticketmaster's research and development staff has produced significant enhancements to the Ticketmaster System, including proprietary ticket printers and data telecommunications multiplexors, and regularly upgrades Ticketmaster's software. In order to further expand its product line and offer specialized products to its clients, Ticketmaster has acquired a number of system and software development companies. For example, in January 1998, Ticketmaster acquired the software capabilities of Distributed System Architects, Inc., which provides Archtics software and services for professional sports teams. Similarly, other acquisitions have facilitated Ticketmaster's expansion of its development team and the integration of related products and services, including FanTM, PCI, Ultimate Fan, Synchro and Pacer Cats.

    In April 2000, Ticketmaster further expanded its product line and development team by acquiring the Microflex Ticketing System used by Admission Network USA Inc. in North America and by Cirque du Soleil, among other clients. In November 2000, Ticketmaster also began to implement its "Print My Own Tickets" program, which is currently only available through ticketmaster.com. This technology allows Ticketmaster to deliver tickets instantly to customers by allowing them to print their own safe and secure bar-coded tickets on their home or office printers. Using Ticketmaster FanTM access control technology, facilities can accept and verify tickets created using "Print My Own Tickets" as well as other bar-coded Ticketmaster tickets.

TICKETING INDUSTRY OVERVIEW

    Ticketmaster believes that, although a material percentage of all tickets for live entertainment events sold in the United States during fiscal 2000 were sold through retail outlet networks, call centers and online services operated by automated ticketing service companies, the domestic market represents a growth opportunity as consumers increasingly use the Internet and seek the convenience offered by ticket locations away from the facility box office.

    The use of automated ticketing is generally in an earlier stage of development outside of the United States, although the actual level of use varies greatly from country to country. While Ticketmaster believes that there is substantial potential for international growth, the timing and rate of penetration within each international market will vary.

    The supply of tickets, both domestically and internationally, has increased in recent years due to, among other factors, increases in the number of concerts and family shows, the number of facilities (e.g., construction of amphitheaters) and facility size and seating capacity, event expansion into new market areas (e.g., the increase in the number of professional sports teams and the development of new sports leagues) and increases in the number of performances of a particular event (e.g., the adoption of lengthened regular season play and expanded post-season play by sports leagues and associations). Ticket supply has also been enhanced by the facilities' need to present as many revenue-producing events as possible in order to meet their financial and other obligations. In recent years, the public's increased demand for tickets to certain live entertainment events has been evidenced by its willingness to pay higher ticket prices to attend these events and the spread of public interest in certain types of events beyond historical levels (e.g., increased worldwide interest in football, baseball and basketball). In addition to live entertainment events held at arenas, amphitheaters, stadiums and performing arts venues, automated ticketing for live events has expanded into servicing ticket issuing facilities that do not generally have seats (e.g., museums, amusement parks and state and county fairs).

    The success of automated ticket service companies depends on their ability to develop and maintain relationships with facilities, sports teams and promoters by providing high quality service as well as the availability of, and public demand for, tickets for all types of events, including sports, family entertainment, concerts, fine arts and cultural attractions.

CITY GUIDES AND CLASSIFIEDS

CITYSEARCH CITY GUIDES

    As of December 31, 2000, Ticketmaster had launched citysearch.com sites in 103 cities in the United States, 100 of which are owned and operated by Ticketmaster and the remaining three of which are partner-led. In 33 of the domestic markets in which citysearch.com sites are owned and operated by Ticketmaster, Ticketmaster also maintains local sales and content offices. Ticketmaster has also launched citysearch.com sites in 21 international markets, all of which are partner-led. Although Ticketmaster intends to focus its efforts in the city guides and classifieds segment in fiscal 2001 on further developing the domestic markets in which it has already launched Citysearch sites, Ticketmaster intends to continue to expand its services in other markets by partnering internationally with major media companies. Ticketmaster's international media partners bring capital, brand recognition, promotional strength and local knowledge to their city guides and allow Ticketmaster to build out its international network of sites faster than it could solely through owned and operated sites.

    CITYSEARCH--BUSINESS-TO-CONSUMER PRODUCTS

    Citysearch provides local, regional and national businesses with a wide range of Web advertising options designed to reach growing local audiences. These options include Web site design and hosting, premium placement advertising, listings, banners and customized sponsorships and promotions.

    WEB SITE DESIGN AND HOSTING. Citysearch offers several options for businesses seeking to create a Web presence, from a basic Web site to a multi-page site with additional features and functionality. As of December 1, 2000, Citysearch charged between $50 and $75 per month for its Web site hosting and maintenance services. In addition, Citysearch charges an upfront development and design fee between $1,000 and $5,000 in connection with all its Web site design services. Business customers generally enter into a one-year agreement with Citysearch that automatically converts into a month-to-month contract upon expiration of the initial term. Citysearch provides an integrated solution for businesses to establish a Web presence, including design, photography, layout, posting of updated information, hosting and maintenance. Enhanced features and functionality such as panoramic images, photo galleries and audio clips are available for an additional cost. Citysearch enables its business customers to provide their targeted audiences with current information about their products and services, including photographs, prices, location(s), schedules of live entertainment, sales and other relevant information. Citysearch offers business customers a certain number of free updates each month.

    PREMIUM PLACEMENT ADVERTISING. Citysearch offers businesses an opportunity to target interested users on the citysearch.com search result pages. Premium placement allows a business's advertisement to appear in one of four advertising positions on the citysearch.com search result pages in various categories, such as hotels, jewelry, bars or restaurants. Keywords associated with a particular business category direct users to premium placement ads on the search results page. Citysearch believes that its premium placement option affords its business customers an efficient and effective means of placing their messages prominently when their potential customers are ready to act. Citysearch customers who select premium placement can choose to link directly to their own Web sites or have Citysearch create a Web presence for them. As of October 1, 2000, Citysearch charged an average of $400 per month for premium placement packages and offered both six- and 12-month contracts.

    LISTINGS. Businesses can choose from a variety of listing options on citysearch.com. A priority listing allows a business to boost its presence in citysearch.com search results by ensuring that its ad will be placed above those of its competition. An enhanced yellow pages directory listing enables a business to be listed in the Citysearch yellow pages section, which includes the business' name, email button (which links directly to the business' email address), a promotional copy line describing its business and a link to their Citysearch-designed or other Web site. As of February 1, 2001, pricing for listing packages ranged from complimentary to an average of $250 per month.

    BANNERS AND SPONSORSHIPS. Citysearch also offers local, regional and national businesses opportunities to gain local exposure through Citysearch's banner, sponsorship and promotion products. A business can promote its message by sponsoring one of Citysearch's four major editorial guides, which include Citysearch Weekends, an online weekend planning guide, and Best of Citysearch, a guide that features reader's and editor's picks for the best in local restaurants, shopping, hotels, local traditions and more. The Citysearch editorial calendar provides advertisers with opportunities all year long to be associated with the best in seasonal content from Citysearch's editors. Guide Sponsorships are priced individually by city or nationally and, as of December 1, 2000, ranged in price from $5,000 to $750,000.

    Citysearch sells section sponsorships of various sections within its city guide on a local and national basis. Sponsorships are offered in the categories of Music, Movies, Arts, Hotels & Visitors, Shopping, Restaurants, Attractions, Sports & Recreation and Bars & Nightlife. As of December 1, 2000, section sponsorships were priced individually by city or nationally, at prices ranging from $4,000 to $2,000,000 per year and were sold in three-month periods.

    PROMOTIONAL OPPORTUNITIES. Citysearch believes its turn-key Internet marketing programs help businesses achieve their objectives by translating online initiatives into offline results. Elements of Citysearch's marketing programs include online sweepstakes and fulfillment/database building, consumer incentive programs and offline marketing programs such as point-of-purchase, employee incentives and special event sponsorships. These programs are highly customized and are priced according to the scope of the project. Advertisers can purchase targeted banner advertising separately or with any of the programs above.

    CITYSEARCH--STRATEGIC ALLIANCES

    Citysearch has entered into partnerships and strategic alliances with third parties in order to:

    - rapidly build its national and international network of Citysearch local city guides;

    - generate licensing revenue from Citysearch partner-led markets;

    - facilitate branding;

    - gain access to additional content; and

    - drive traffic on its network of sites.

    NEWSPAPER AND TELEPHONY PARTNERSHIPS. Citysearch has entered into strategic partnerships with major newspapers and media companies including The Dallas Morning News, The San Diego Union-Tribune, The Washington Post, Newsweek Interactive, Big Colour Pages (the independent yellow pages of Australia), The Melbourne Age, Schibsted ASA/Scandinavia Online (Copenhagen, Oslo and Stockholm), The Sydney Morning Herald, Bell ActiMedia Services Inc. (the yellow pages subsidiary of Bell Canada, Inc.), the Toronto Star, the Korea
Information & Communications Co. and Kadokawa Shoten Publishing Co., Ltd. In these partner-led markets, the partner provides capital and management, while Citysearch contributes technology, a business model, consulting services, business systems and processes and network participation. Citysearch typically receives up-front license fees, ongoing license fees for delivery of upgrades and support and, in many cases, royalties based on revenues that the partner generates through the city guide service. In addition, Citysearch generally receives additional fees for consulting services in connection with the launch of the partner's city guides, custom engineering requested by particular partners and hosting services. These partner agreements are typically five to eight years in length and contain customary termination rights in the event of material breach or non-performance. Citysearch believes these arrangements allow it to expand its international network of cities in a more rapid and cost-effective manner than an exclusively owned and operated network would allow. Citysearch does not expect to enter into additional domestic partnerships to launch city guides.

    TELEVISION AND RADIO MEDIA ALLIANCES. Citysearch has entered into co-promotion agreements with local television and radio stations, as well as local magazine and online sites, in most of the Citysearch-owned and operated markets. These relationships typically offer content sharing and co-promotion to both parties. Citysearch works with each partner to develop a multimedia Web site within the citysearch.com site, and the partner offers promotion and a recognized brand within the market. Citysearch typically receives significant on-air, in print or online promotion from these television and radio stations that increases brand awareness and drives traffic to the citysearch.com site.

    MARKETING AGREEMENTS. Citysearch has entered into both local and national marketing agreements. For example, Citysearch is party to an agreement with American Express that included an equity investment in the Company and which provides for distribution of co-branded marketing materials to merchant customers of American Express Travel Related Services Company, Inc. in Citysearch's local markets that will offer such merchant customers online Web site presences through its local city guides. Citysearch entered into an extensive distribution and marketing agreement with Microsoft as part of the Sidewalk transaction. The agreement provides promotion and linking arrangements for Citysearch's various Web sites and promotion of its infosite customers' Web sites on the Microsoft online yellow pages. Citysearch intends to continue to aggressively pursue such marketing agreements in order to attract additional business customers and increase usage of citysearch.com sites by consumers.

    CONTENT DISTRIBUTION ALLIANCES. Citysearch has entered into agreements with a number of companies to distribute its content and drive traffic to its Web sites. For example, Citysearch has entered into agreements or arrangements with Microsoft, Yahoo!, FairMarket, Inc., iWon, Inc., About.com and others for content distribution and cross promotion. Citysearch has recently begun to syndicate its citysearch.com content to non-competitive third party Web sites in exchange for cash payments and/or branding and promotional consideration.

    CITYSEARCH--MARKETING AND SALES

    Citysearch emphasizes marketing activities in its owned and operated markets aimed at increasing awareness of its local city guides by both consumers and business customers. Citysearch conducts advertising and public relations campaigns through low-cost "guerrilla" marketing efforts and with its local media partners in radio, television and print advertising to drive both business customer sales and consumer usage. Citysearch also purchases targeted advertising on Web sites, as well as through traditional radio, print and outdoor media. In addition, Citysearch places ads on USA Network and the Sci-Fi channel.

    In partner-led markets, Citysearch's marketing efforts rely substantially on the partner's existing franchise and resources in the community. Partners typically market their city guide services through print promotion and integration into a pre-existing news Web site. The partner's brand is also used in conjunction with the Citysearch brand to build credibility with local consumers. Citysearch provides its partners with a roll-out team to launch the service and to provide ongoing support, including assistance with recruiting, sales strategy and back office operations.

    After a citysearch.com site has been launched, Citysearch, or its partners, rely upon a direct sales force to accelerate the momentum established by the roll-out team. As of December 31, 2000 Citysearch employed approximately 100 sales representatives and approximately 30 Internet marketing advisors in Citysearch's city guide sales offices. Sales representatives sell directly to local businesses and Internet marketing advisors maintain regular contact with customers and facilitate up-selling of Web site functionality. Each sales representative completes an intensive training program at Citysearch's city guide headquarters with follow-up field training. Citysearch's proprietary enterprise management system tracks sales leads and prospect status and allows sales managers to track performance. Sales representatives participate in ongoing training sessions in sales techniques and new products.

    CITYSEARCH--OPERATIONS

    Citysearch's systematic approach to market roll-out of its local city guides is designed to enable Citysearch to launch its service in owned and operated markets and to support a local service once launched. In addition, Citysearch licenses its roll-out capabilities to media companies in its partner-led markets. Citysearch has analyzed and documented the most successful practices associated with its early city launches to refine and standardize its field and home office production processes. Citysearch's software systems monitor much of the sales and customer care functions. Additionally, Citysearch has built custom systems that streamline the site creation and maintenance process.

    City guide customer service operations are located in Citysearch's central city guide production site in Pasadena, California. Citysearch's enterprise management systems enable customer service staff members to view a customer's full profile, including billing and interactive history, as they take such customer's call, and to use Citysearch's software tools to make changes to a business customer's site in real time.

    CITYSEARCH--TECHNOLOGY

    Citysearch has developed and implemented a number of technologies to support its local city guide service and business operations, including an online city guide application and a suite of integrated enterprise management systems.

    CITYSEARCH ONLINE APPLICATION. Citysearch's online application provides a simple and intuitive user interface for finding local information online. Citysearch employs a multi-tiered architecture, separating a standard relational database from business rules and presentation logic. Citysearch's tiered architecture is designed to provide for rapid development cycles and code reuse. Citysearch has made a substantial investment in its product development infrastructure and intend to continue to release product enhancements that address the changing demands of business customers and consumers.

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

    The sales force automation and production tracking systems enhance Citysearch's ability to manage the planning, scheduling, forecasting and tracking of business Web sites, banners and other services through the various stages of design and production. These tools enable Citysearch to manage the large number of business Web sites and banners developed simultaneously and originating from numerous cities. Citysearch believes the systems and processes it has developed to produce business Web sites allow it to create high quality sites in a more cost-effective and timely manner.

ONLINE PERSONALS--MATCH.COM

    MATCH.COM--SERVICE

    Ticketmaster purchased Match.com, a leading online matchmaking and dating service, in June 1999. Match.com is designed to provide adults with a secure, effective environment for meeting other single adults. Match.com provides users with access to other users' personal profiles and enables a user interested in meeting another user to send email messages to that user. Email recipients can respond, or not, depending on their interest in the sender. Match.com offers users a free service that includes searching, matching and responding to emails from Match.com users; should the user elect to initiate email contact with another Match.com user, Match.com charges a monthly subscription fee with discounts for longer term subscriptions. Match.com seeks to maintain a balanced number of male and female users by, among other things, forming relationships with women-oriented Internet sites. Match.com also has implemented a number of measures designed to keep the site secure for use by single women.

    In September 1999, Ticketmaster purchased One & Only Network, another leading Internet personals company, which also operates a large online affiliate program primarily focused on online matchmaking. One & Only Network provides classified personals content to large and small businesses and individual Web entrepreneurs. These affiliates are able to join the One & Only Network for free, and earn commissions on each customer subscription they sell into One & Only Network's online matchmaking service.

    MATCH.COM--STRATEGIC ALLIANCES

    Match.com has entered into partnerships and strategic alliances with third parties in order to increase subscriptions in general as well as to target particular segments of its potential subscriber base. For example, Match.com is the primary provider of personals on The Microsoft Network (MSN) in the United States and the United Kingdom and the premiere provider of personals on the MSN local and entertainment channels. In addition, Match.com is the premiere provider of personals on iVillage.com, a Web site oriented towards women, and on iWon.com and AskJeeves.com., and has entered into an agreement to become the premiere provider of personals to certain America Online, Inc. ("AOL") properties. Match.com also has an exclusive arrangement with the Yahoo! Personals section of the Yahoo.com site, through which it offers free profile posting on Match.com as part of the Yahoo! Personals ad posting process. Through its affiliate program, One & Only Network has partnered with over 175,000 Web masters (persons or companies who operate their own Web sites) whose Web sites are linked to One & Only Network's content. Match.com and One & Only Network expect to continue to pursue strategic alliances and partnerships, both through the affiliate program and through agreements with third parties, in an effort to expand their overall subscriber base and to encourage subscriptions from targeted audiences.

    MATCH.COM--SALES AND MARKETING

    Match.com purchases advertising on Web sites, including strategic placement of ads on Web pages related to romance and personals, in an effort to increase subscriptions and promote the Match.com brand name. As part of the integration of Match.com and One & Only Network, the combined companies will use the Match.com name, and Ticketmaster intends to focus future advertising efforts on building this brand.

    One & Only Network expands the reach of its service by utilizing an affiliate program which allows Web masters to customize and integrate One & Only Network content into their Web sites. In general, One & Only Network pays its affiliates a commission on all One & Only Network revenues generated by such affiliates on their Web sites. In addition, One & Only Network provides incentives for existing affiliates to promote the service to other potential affiliates through the payment of commissions on referred affiliate revenues. Match.com and One & Only Network use Ticketmaster's Citysearch national sales team to sell banner ads on their Web sites.

    MATCH.COM--OPERATIONS

    Ticketmaster is in the process of combining One & Only Network's personals classifieds program with that of Match.com. In December 1999, the Match.com operations were physically relocated to the Dallas, Texas headquarters of One & Only Network and the One & Only management assumed responsibility for both operations. In 2000, Ticketmaster moved both Web sites to the same pricing plan and began the process of combining the databases of the two properties. In 2001 Ticketmaster plans to begin marketing both operations exclusively under the Match.com brand.

    MATCH.COM--TECHNOLOGY

    Match.com and One & Only Network have developed and implemented several technologies to support their matchmaking services and affiliate marketing network.

    The One & Only Network personals service is deployed as a tiered system consisting of Web servers, database servers, customer support applications and transaction processing applications. These technologies are based on commercial application servers, databases and hardware. Internet users interact with forms-based HTML pages to specify their desired match. One & Only Network's database is then searched to provide the results to the user. User transactions and customer support are accomplished with custom-built applications.

    The affiliate marketing service provides registration, customization, transaction tracking and reporting services to independent Web masters allowing them to participate in the personals service or any other service which Ticketmaster may make available to the affiliate network from time to time.
One & Only Network technology provides near real-time reporting capabilities on the subscription performance of affiliated sites.

    Upon the full integration of Match.com and One & Only Network, the combined operations will utilize the One & Only Network technology with combined features of the current Match.com and oneandonly.com Web sites.

ADDITIONAL WEB SITES

    Ticketmaster operates a number of other Web sites that have their own following on the Internet and that round out its citysearch.com, ticketmaster.com and online personals offerings. These Web sites include:

    - livedaily.com;

    - cityauction.com; and

    - careers.citysearch.com.

    LIVEDAILY.COM

    Livedaily.com is Ticketmaster's online daily entertainment news webzine. Ticketmaster has integrated livedaily.com with its citysearch.com and ticketmaster.com Web sites, providing music fans with access to news about event tickets and promotions as well as local music and event information.

    CITYAUCTION.COM

    In March 1999, Ticketmaster purchased CityAuction, Inc., which provides person-to-person online auctions through its cityauction.com Web site. In addition to national and regional auctions, cityauction.com lets users post and search in their own locality, allowing them to trade items that would be considered too valuable or difficult to transport over long distances, such as electronic equipment, office equipment, furniture and automobiles. In
September 1999, in connection with Ticketmaster's investment in FairMarket, Inc., another online auction company, Ticketmaster integrated the cityauction.com services into the FairMarket network allowing cityauction.com users to access a greater number of users and listings. Ticketmaster also licensed the cityauction.com technology systems to FairMarket as part of the investment.

    CAREERS.CITYSEARCH.COM

    Ticketmaster's careers.citysearch.com Web site is integrated with its citysearch.com site and allows users to search for jobs by city. To help job searchers, careers.citysearch.com provides career advice, company research, industry research, city research and other useful information.

    COMPANY HISTORY

    Ticketmaster Group, Inc. and its principal operating subsidiaries, Ticketmaster Corporation, which was organized in 1976, and Ticketmaster LLC, the entity into which certain subsidiaries of Ticketmaster were merged as of December 31, 1998, were organized for the primary purpose of developing stand-alone automated ticketing systems for sale to individual facilities. Ticketmaster Online-Citysearch, Inc. was the result of the September 1998 combination of CitySearch, Inc. and Ticketmaster Multimedia Holdings, Inc. (Ticketmaster.com), then a wholly-owned online subsidiary of TM Corp. CitySearch, Inc. was incorporated in September 1995 and launched its first local city guide in May 1996. Ticketmaster.com was formed in 1993 to administer the online business of TM Corp and began selling live event tickets and related merchandise online in November 1996.

    During the 1990s, Ticketmaster continued to expand both through acquisitions and strategic alliances with joint venture partners, including, in 1991, the acquisition of certain assets (principally client contracts) of Ticketron, which previously had been one of Ticketmaster's major competitors; in 1997, when it acquired its licensee, Ticketmaster Canada; in 1997, when it acquired its 50% interest in Ticketmaster Ireland; and in 2000, when it acquired Reseau
Admission Inc. in Canada, and certain contracts formerly serviced by ETM Entertainment Network, Inc. and Dillard Ticketing System, Inc. (collectively, "ETM") when ETM ceased operations in June 2000. During the past five years, Ticketmaster reacquired the rights to use its name and the Ticketmaster System that had previously been granted to joint ventures and to licensees such that, as of December 31, 2000, in the United States Ticketmaster had only two remaining licensees: the University of Texas and in the Washington, D.C./Baltimore area.

    In 1999, TMCS acquired CityAuction, Inc. (cityauction.com), an online auction company, and Match.com, Inc. (Match.com) and Web Media Ventures, LLC (d/b/a One & Only Network), which are both online personals services. In addition, in 1999, TMCS acquired the arts and entertainment portion of The Microsoft Network (MSN) Sidewalk (sidewalk.com) city guides, significantly expanding the reach of its citysearch.com city guides. In January 2000, TMCS acquired 2b Technology, Inc., a Richmond, Virginia based visitor management software developer and offline and online ticketing company targeted at venues such as higher volume museums, cultural institutions and historic sites. In May 2000, TMCS acquired TicketWeb Inc., a ticketing company whose Web-based ticketing software allows venues and event promoters, including symphony concerts, clubs, museum exhibitions, amusement parks and film festivals, to perform box-office operations remotely, over the Internet. In February 2001, Ticketmaster (the combined company) acquired ReserveAmerica Holdings, Inc., an online and offline camping and outdoor activity reservations company.

TICKETING JOINT VENTURES AND LICENSEES

    As summarized above, in addition to the ticketing operations performed directly by Ticketmaster, the Ticketmaster System is operated in certain territories through joint ventures and licensees. Included among Ticketmaster's current joint ventures and strategic alliances are the following:

AUSTRALIAN JOINT VENTURES

    On December 1, 1995, Ticketmaster and the Victorian Arts Centre Trust ("VACT") formed joint ventures (the "Australian Joint Ventures") for the purpose of conducting Ticketmaster's live entertainment ticketing business in Australia and, possibly, in New Zealand. In September 1999, VACT sold its interest in the venture to Seven Pty Limited. As a result of this transaction, Ticketmaster has a 50.1% interest in, and serves as the manager of, Ticketmaster 7 Pty Limited ("Ticketmaster Australia"). Some of Ticketmaster Australia's clients include the Victorian Arts Centre, the Australian Football League, the Melbourne Cricket Grounds and the Australian Chamber Orchestra.

IRELAND JOINT VENTURE

    On July 31, 1997, Ticketmaster acquired 50% of the capital stock of Ticket Shop Limited, the entity through which it Ticketmaster conducts its live entertainment ticketing business in Ireland. In December 2000, Ticketmaster acquired an additional 10% of the capital stock of Ticket Shop Limited. Ticketmaster serves as the managing partner of the joint venture.

LATIN AMERICAN LICENSE ARRANGEMENT

    Ticketmaster and Corporacion Interamericana de Entretenimiento, S.A. de C.V. ("CIE") entered into a license arrangement (the "Latin American License") for the purpose of marketing and operating the Ticketmaster System throughout Central and South America. Accordingly, Ticketmaster is licensor to CIE's operating ventures, which are currently operating in Brazil, Argentina and Chile. CIE is currently the owner of a 50.01% equity interest in Ticketmaster's Mexico licensee with Ticketmaster owning the remaining 49.99% equity interest in this licensee.

DOMESTIC LICENSEES

    Ticketmaster has selectively licensed its name and technology to third parties for use in the Washington, D.C./Baltimore area and to the University of Texas. Ticketmaster derives revenues from its licensees in the form of license fees and/or ongoing per ticket royalties. Less than 1% of Ticketmaster's total revenues during fiscal 2000 were derived from these license arrangements. On December 18, 2000, Ticketmaster acquired its Oregon licensee.

CITY GUIDE AND CLASSIFIEDS INVESTMENTS

ACTIVE.COM

    In December 1999, TMCS completed the purchase of approximately 19% of the fully-diluted equity of Active.com, Inc. in the form of preferred stock which, as of December 31, 2000, had been diluted to approximately 12.5%. Active.com is an online participatory sports registration and information company. Active.com is the company resulting from the merger of RaceGate.com and ActiveUSA.com, which were each in the same business category. The total consideration paid to Active.com for the preferred stock was valued at $15.5 million. In
November 2000, TMCS invested an additional $1 million in Active.com in a follow-on investment round.

COMPETITION

TICKETING OPERATIONS

    Ticketmaster's ticketing business, including ticketmaster.com, faces competition from other national and regional ticketing service companies, as well as from its clients who may elect to fulfill ticketing distribution and management functions through their own systems. Not all facilities, promoters and other potential clients use the services of an automated ticketing company, choosing instead to distribute their tickets through their own internal box offices or other distribution channels. Accordingly, Ticketmaster competes with the facilities, promoters and other potential clients for the right to distribute their tickets at retail outlets, by telephone and on the Internet. Among those who perform their own ticketing are The Shubert Organization (Telecharge), the New York Mets and various other sports teams and venues.

    For those facilities and promoters that decide to use the services of an automated ticketing company, Ticketmaster competes with many international, national and regional ticketing systems, such as Telecharge Systems, which is a division of The Shubert Organization, Inc. and Tickets.com, which merged with Advantix, Inc. in May 1999. Advantix, Inc. had previously acquired Protix, Inc. in September 1998. Several of Ticketmaster's competitors have operations in multiple locations throughout the United States, while others compete principally in one specific geographic location. One or more of these regional ticketing systems could expand into other regions or nationally. Other companies compete with Ticketmaster by selling stand-alone automated ticketing systems to enable the facilities to do their own ticketing, including companies that sell systems under the names Paciolan Systems, Inc. in the United States, Bocs in the United Kingdom, and Softix in Australia, New Zealand and Pacific Rim countries. Ticketmaster has experienced substantial competition for potential client accounts and renewals of contracts, such as the 2002 Winter Olympics in Salt Lake City, the Thomas & Mack Center in Las Vegas, Nevada, Major League Baseball and various Major League Baseball teams. Accordingly, Ticketmaster cannot assure you that prospective or renewal clients will enter into contracts with Ticketmaster rather than Ticketmaster's competitors. Ticketmaster competes on the basis of products and service provided, the capabilities of its ticketing system, its distribution network, reliability and price.

    As an alternative to purchasing tickets through Ticketmaster, ticket purchasers generally may purchase tickets from the facility's box office at which an event will be held or by season, subscription or group sales directly from the venue or promoter of the event. Although processed through the Ticketmaster System, Ticketmaster derives no convenience charge revenue from the ticket purchasers with respect to those ticket purchases.

CITY GUIDE AND CLASSIFIEDS

    The markets for local interactive content and services, the selling of live event tickets and related merchandise and Ticketmaster's other services are highly competitive and diverse. Citysearch's primary competitors include Digital City, Inc., a company wholly owned by America Online, Inc., Tribune Company, Cox Interactive and Knight Ridder's Real Cities. Citysearch also competes with numerous search engines and other site aggregation companies, media, telecommunications and cable companies, Internet service providers and niche competitors which focus on a specific category or geography and compete with specific content offerings provided by us. Furthermore, additional major media and other companies with financial and other resources greater than Ticketmaster may introduce new Internet products addressing the local interactive content and service market in the future.

    The online dating services market is very competitive. Match.com's and One & Only Network's primary competitors include FriendFinder, Inc. and Matchmaker.com, Inc., both of whom charge subscribers fees for use of their services. In addition, Match.com and One & Only Network face significant competition from online dating services that are free to subscribers and that are offered by most major portal sites, including Yahoo! Inc. and Excite@Home, among others.

    Ticketmaster believes that the principal competitive factors for all its services include: depth, quality and comprehensiveness of content; ease of use; distribution; search capability; and brand recognition. Many of Ticketmaster's city guide competitors have greater financial and marketing resources than it has and may have significant competitive advantages through other lines of business and existing business relationships. Ticketmaster cannot assure you that it will be able to successfully compete against its current or future competitors or that competition will not have a material adverse effect on its business, financial condition and results of operations. Furthermore, as a strategic response to changes in the competitive environment, Ticketmaster may make certain pricing, servicing or marketing decisions or enter into acquisitions or new ventures that could have a material adverse effect on its business, financial condition and results of operations.

TRADEMARKS AND PATENTS

    Ticketmaster owns a number of registered trademarks in various countries relating to, among other things, the name Ticketmaster and its related logo. Ticketmaster believes that such trademarks are widely recognized throughout North America and other parts of the world and have considerable value.

Ticketmaster is not aware of any actions against its trademarks used in the ticketing business domestically and has not received any notice or claim of infringement in respect of such trademarks.

    Ticketmaster also acquired the rights to the name Ticketron in connection with Ticketmaster's purchase of certain assets of Ticketron.

    Ticketmaster presently has no patents pertaining to the Ticketmaster System. Although Ticketmaster may in the future file for patent protection on products developed or to be developed by it, there can be no assurance that any patents will be issued or, if issued, that such patents will provide Ticketmaster with meaningful protection. Furthermore, the technology used by Ticketmaster in many of its products is likely to be within the state-of-the-art and may not be more advanced than the technology used by or available to certain of its present or potential competitors. Ticketmaster may be unable to prevent its competitors and others from incorporating features of Ticketmaster's products into their own products.

    Ticketmaster regard its copyrights, service marks, trademarks, trade dress, trade secrets, proprietary software and similar intellectual property as critical to its success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with employees, customers, partners and others to protect its proprietary rights.

    Effective trademark, service mark, copyright and trade secret protection may not be available or sought by Ticketmaster in every country in which its products and services are made available online. Ticketmaster has licensed in the past, and expects that it may license in the future, certain proprietary rights, such as trademarks or copyrighted material, to third parties. In addition, Ticketmaster has licensed in the past, and expects to license in the future, certain content, including trademarks and copyrighted material, from third parties. While Ticketmaster attempts to ensure that the quality of its brands is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of Ticketmaster's proprietary rights or reputation, which could have a material adverse effect on its business, financial condition and results of operations.

    Ticketmaster licenses the registered trademark "Citysearch" from a third party, and there can be no assurance that Ticketmaster will be able to continue to license the trademark on terms acceptable to it. The initial term of the license expired in March 2001, and is subject to indefinite annual renewals at Ticketmaster's option. Ticketmaster exercised its renewal rights in March 2001 and intends to continue to do so in the future. Ticketmaster may be subject to legal proceedings and claims of alleged infringement of the trademarks and other intellectual property rights of third parties by Ticketmaster and its licensees or licensors. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources which could result in a material adverse effect on Ticketmaster's business, financial condition and results of operations.

REGULATION

    Ticketmaster is regulated by certain state and local regulations, including, but not limited to, a law in Georgia that establishes maximum convenience charges on tickets for certain sporting events. Other bills that could affect the way Ticketmaster does business, including bills that would regulate the amount of convenience charges and handling charges, are introduced from time to time in federal, state and local legislative bodies. Ticketmaster is unable to predict whether any such bills will be adopted and, if so, the impact thereof on its business.

    In addition, increasing concern over consumer privacy has led to the introduction from time to time of proposed legislation that could impact the direct marketing and market research industries. Ticketmaster does not know when or whether any such proposed legislation may pass or whether any such legislation would relate to the types of services currently provided by Ticketmaster or which

Ticketmaster intends to develop. Accordingly, Ticketmaster cannot predict the effect, if any, that any such future regulation may have on its business.

    Because Ticketmaster's current business consists primarily of responding to inbound telephone calls, it is not highly regulated. However, in the event that Ticketmaster decides to expand its outbound telemarketing services to improve off-peak call center utilization, such rules and regulations would apply to a larger percentage of Ticketmaster's business. Accordingly, Ticketmaster must comply with the Federal Communications Commission's rules under the Federal Telephone Consumer Protection Act of 1991 and the Federal Trade Commission's regulations under the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, both of which govern telephone solicitation. Ticketmaster believes that it currently is, and will continue to be, in compliance with such statutes. Furthermore, there may be additional federal or state legislation or changes in regulation implementation that would limit the activities of Ticketmaster or its clients in the future or significantly increase the cost of compliance.

RELATIONSHIP WITH USA NETWORKS, INC.

    We are currently a direct, majority-owned subsidiary of USA Networks, Inc. ("USAi"). As of March 15, 2001, USAi beneficially owned shares of our Class A and Class B Common Stock, representing approximately 85% of the total voting power of our total outstanding Common Stock. As a result, USAi generally has the ability to control the outcome of any matter submitted for the vote or consent of our stockholders. Subject to applicable Delaware law, USAi is generally not restricted with regard to its ability to control the election of our directors, to cause the amendment of our Amended and Restated Certificate of Incorporation, or generally to exercise a controlling influence over our business and affairs. This control relationship may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of the Class B Common Stock.

    Conflicts of interest may arise between us and USAi and its affiliates in areas relating to past, ongoing and future relationships and other matters. These include corporate opportunities; indemnity arrangements; tax and intellectual property matters; potential acquisitions or financing transactions; sales or other dispositions by USAi of shares of our Class A and Class B Common Stock held by it; and the exercise by USAi of its ability to control our management and affairs. Ownership interests of our directors or officers in USAi common stock, or service as both a director or officer of us and a director, officer or employee of USAi, could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for us and USAi. Several of the members of our board of directors are also directors, officers or employees of USAi. In addition, USAi is engaged in a diverse range of media and entertainment-related businesses, including businesses engaged in electronic and online commerce. These businesses may have interests that conflict or compete in some manner with our business. Subject to applicable Delaware law, USAi is under no obligation, and has not indicated any intention, to share any future business opportunities available to it with us.

    Our Amended and Restated Certificate of Incorporation also includes provisions which provide that: USAi shall have no duty to refrain from engaging in the same or similar activities or lines of our business, thereby competing with us; USAi, its officers, directors and employees shall not be liable to us or our stockholders for breach of any fiduciary duty by reason of any activities of USAi in competition with us; and USAi shall have no duty to communicate or offer corporate opportunities to us and shall not be liable for breach of any fiduciary duty as a stockholder of us in connection with these opportunities, provided that the relevant procedures set forth in our Amended and Restated Certificate of Incorporation are followed.

    There can be no assurance that any conflicts that may arise between us and USAi, any loss of corporate opportunity to USAi that might otherwise be available to us, or any engagement by USAi in any activity that is similar to our business will not have a material adverse effect on our business, financial condition and results of operations or our other stockholders.

EMPLOYEES

    As of December 31, 2000, on a pro forma basis assuming the Combination closed as of that date, Ticketmaster employed approximately 2,300 domestic and 500 foreign employees and approximately 1,400 domestic and 300 foreign telephone sales agents.

    Ticketmaster's telephone sales agents in Toronto and Montreal, Canada and the telephone sales agents employed by the Australian Joint Venture are the only employees of Ticketmaster covered by collective bargaining agreements. The collective bargaining agreement covering the telephone sales agents in Toronto, Canada is scheduled to expire on March 31, 2003. The Media Entertainment and Arts Alliance Award applicable to certain call center agents in Melbourne, Australia is effective as of December 31, 1995 and there is no stated expiration date. The collective bargaining agreement covering the telephone sales agents in Montreal, Canada expired on October 31, 2000; however, Ticketmaster is continuing to operate under the terms of the preexisting agreement until a new agreement is finalized. Ticketmaster believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

    Ticketmaster's corporate offices are located at 3701 Wilshire Boulevard, Los Angeles, California, where it currently leases approximately 68,600 square feet under a lease expiring in 2006. Ticketmaster leases office space in various cities throughout the United States, the United Kingdom, Ireland, Australia and Canada. As of December 31, 2000, Ticketmaster had approximately 623,700 square feet of space under lease, with scheduled expirations ranging from March 2001 to May 2009. In addition, Ticketmaster owns a small office in Vancouver, Canada.

    Ticketmaster's city guide headquarters are located in Pasadena, California, where it currently leases approximately 46,300 square feet under a lease expiring in 2002. Ticketmaster also leases local office space for its city guides in approximately 32 cities throughout the United States and abroad. Local offices range in size from less than 2,000 square feet to 10,000 square feet and have lease terms that range from month-to-month to seven years. None of such leases expires later than 2005, except for the San Francisco lease which expires in 2006.

    Ticketmaster's Internet personals businesses are located in Dallas, Texas, where it currently leases approximately 31,300 square feet under a lease expiring in 2005.

    Ticketmaster believes that its facilities are adequate in the locations where it currently does business.

ITEM 3.  LEGAL PROCEEDINGS

    We are from time to time party to various legal proceedings arising in the ordinary course of our business. In addition to the legal proceedings described below, we are also party to various legal proceedings in which we are the plaintiff and seek injunctive relief and/or damages from third parties for breach of contract and unauthorized use of our intellectual property.

TICKETMASTER CONSUMER CLASS ACTION

    During 1994, Ticketmaster was named as a defendant in 16 federal class action lawsuits filed in United States District Courts purportedly on behalf of consumers who were alleged to have purchased tickets to various events through Ticketmaster. These lawsuits alleged that Ticketmaster's activities violated antitrust laws. On December 7, 1994, the Judicial Panel on Multidistrict Litigation transferred all of the lawsuits to the United States District Court for the Eastern District of Missouri for coordinated and consolidated pretrial proceedings. After an amended and consolidated complaint was filed by the plaintiffs, Ticketmaster filed a motion to dismiss and, on May 31, 1996, the District Court granted that motion ruling that the plaintiffs had failed to state a claim upon which relief could be granted. On April 10, 1998, the United States Court of Appeals for the Eighth Circuit issued an opinion affirming the district court's ruling that the plaintiffs lack standing to pursue their claims for damages under the antitrust laws and held that the plaintiffs' status as indirect purchasers of Ticketmaster's services did not bar them from seeking equitable relief against Ticketmaster. On July 9, 1998, the plaintiffs filed a petition for writ of certiorari to the United States Supreme Court seeking review of the decision dismissing their damage claims. Plaintiff's petition for writ of certiorari in the United States Supreme Court was denied on January 19, 1999. In
November 2000, counsel for the purported class of plaintiffs and Ticketmaster reached an agreement in principle pursuant to which this litigation would be settled. The District Court approved the settlement agreement and is expected to enter an order concluding the litigation in the near future. We do not believe that the settlement will have a material impact on our financial condition or results of operations.

LITIGATION RELATING TO THE COMBINATION

    On or about November 21, 2000, four Ticketmaster shareholders filed separate, virtually identical class action lawsuits against Ticketmaster, USA Networks and 15 of Ticketmaster's current and former directors. The lawsuits, all of which were filed in the Court of Chancery of the State of Delaware, were originally filed as SACHS V. CONN, ET AL., Case No. 18517 NC; BEER V. TICKETMASTER ONLINE-CITYSEARCH, INC., ET AL., Case No. 18520 NC; HARBOR FINANCE PARTNERS V. TICKETMASTER ONLINE-CITYSEARCH, ET AL., Case No. 18518 NC; and OSHER
V. CONN, ET AL., Case No. 18516 NC. On or about December 1, 2000, one Ticketmaster shareholder filed a derivative lawsuit on Ticketmaster's behalf against USA Networks and the 15 directors of Ticketmaster. The lawsuit was originally filed as WALDMAN V. CONN, ET AL., Court of Chancery for the State of Delaware, Case No. 18526. The five lawsuits, all of which alleged that the terms of the Combination would unfairly benefit USA Networks at the expense of Ticketmaster and its shareholders, have since been consolidated into one lawsuit entitled IN RE TICKETMASTER SHAREHOLDER LITIGATION, Court of Chancery of the State of Delaware, Case No. 18516.

    The consolidated lawsuit, which was filed on February 5, 2001, is brought by the plaintiffs derivatively on behalf of Ticketmaster. The plaintiffs allege that the Combination is the product of unfair self-dealing, and that the consideration that Ticketmaster paid to USA Networks was unfair and excessive. The plaintiffs further allege that the directors of Ticketmaster are not disinterested or independent and, therefore, were unable to give unbiased consideration to the transaction or to negotiate the terms of the transaction in good faith and with undivided loyalty. As their prayer for relief in the lawsuit, the plaintiffs sought to have the Court enjoin the defendants from consummating the Combination or, in the alternative, to have the Court rescind the Combination. In addition, the plaintiffs seek monetary damages, attorneys' fees and other costs of pursuing the lawsuit. None of the defendants has yet filed a response to the consolidated lawsuit. However, Ticketmaster believes that the suit is without merit, and expects all defendants to vigorously defend against the lawsuit.

TICKETS.COM LITIGATION

    On July 23, 1999, TMCS and TM Corp filed a Complaint seeking damages and injunctive relief against Tickets.com, Inc. ("Tickets.com"), entitled TICKETMASTER CORPORATION AND TICKETMASTER ONLINE-CITYSEARCH, INC. V. TICKETS.COM, INC., Case No. 99-07654 HLH, in the United States District Court for the Central District of California. Ticketmaster claims that Tickets.com violates Ticketmaster's legal and contractual rights by, among other things,
(i) providing deep-links to Ticketmaster's internal Web pages without Ticketmaster's consent, (ii) systematically, deceptively and intentionally accessing Ticketmaster's computers and computer systems and copying verbatim Ticketmaster event pages daily and extracting and reprinting Ticketmaster's Uniform Resource Locators ("URLs") and event data and information in complete form on Tickets.com's Web site and (iii) providing false and misleading information about Ticketmaster, the availability of tickets on the Ticketmaster Web site, and the relationship between Ticketmaster and Tickets.com. On
January 7, 2000, Ticketmaster filed a first amended complaint. Tickets.com filed a motion to dismiss Ticketmaster's first amended complaint on or about
February 23, 2000, claiming that Tickets.com did not violate the Copyright Act or Lanham Act and that Ticketmaster's state law claims were preempted and/or did not state a valid claim for relief. The Court denied Tickets.com's motion as to Ticketmaster's claims for copyright infringement, violations of the Lanham Act, state law unfair competition and interference with prospective economic advantage. The Court granted Tickets.com's motion, but gave Ticketmaster leave to amend, as to Ticketmaster's claims for breach of contract, trespass, unjust enrichment and misappropriation. Ticketmaster filed a second amended complaint on April 21, 2000.

    On March 3, 2000, Ticketmaster filed a motion for preliminary injunction, requesting the Court to enjoin Tickets.com from, among other things, deep-linking and "spidering" to Ticketmaster's internal Web pages, accessing Ticketmaster's computers and computer systems and copying Ticketmaster's event pages, and providing misleading and false information about Ticketmaster, the availability of tickets on the Ticketmaster Web site and the relationship between Ticketmaster and Tickets.com. On July 31, 2000, the Court held a hearing. The court took the matter under submission, and on August 11, 2000 issued a ruling denying Ticketmaster's motion for preliminary injunction. On September 8, 2000, Ticketmaster filed a notice of appeal of the Court's order denying Ticketmaster's motion for preliminary injunction. On January 11, 2001, the Ninth Circuit Court of Appeals affirmed the District Court's order denying Ticketmaster's motion for preliminary injunction.

    On May 30, 2000, Tickets.com filed its Answer to Ticketmaster's second amended complaint and counterclaims against Ticketmaster Corporation and Ticketmaster Online-Citysearch, Inc. Tickets.com asserted claims for relief against Ticketmaster for violations of the Sherman Act, sections 1 and 2, violations of California's Cartwright Act, violations of California's Business and Professions Code section 17200, violations of common law restraint of trade and unfair competition and business practices, interference with contract and declaratory relief. Tickets.com claimed that Ticketmaster Corporation's exclusive agreements with Ticketmaster Online-Citysearch, Inc., venues, promoters and other third parties injure competition, violate antitrust laws, constitute unfair competition and interfere with Tickets.com's prospective economic advantages. On July 19, 2000, Ticketmaster filed a motion to dismiss any claim based in whole or in part on Ticketmaster's alleged litigation conduct as well as Tickets.com's ninth claim for relief under California's antitrust laws (the Cartwright Act). On September 25, 2000, the court entered an order denying Ticketmaster's motion on the ground that Tickets.com has the right to pursue some discovery on the issues raised in the motion before the issue can properly be resolved.

    On November 30, 2000, counsel for Ticketmaster and counsel for Tickets.com met pursuant to the required Local Rule 6.2 Early Meeting of Counsel obligation. The parties exchanged information concerning witnesses and documents supporting each side's respective positions, and also exchanged proposals concerning the schedule for the case. Tickets.com has proposed a schedule that would result in a trial date in November 2001. Ticketmaster has proposed a schedule pursuant to which discovery would conclude in November 2001 and after motions and other pretrial matters a trial date would be set in October 2002. The court has not yet issued an order setting a pretrial discovery schedule and a trial date. Ticketmaster believes that Tickets.com's claims are without merit and intends to vigorously defend against those claims and pursue its claims against Tickets.com.

TICKETMASTER CASH DISCOUNT LITIGATION

    On or about December 17, 1999, a purported class action lawsuit entitled ADRIANA GARZA, ET AL. V. SOUTHWEST TICKETING, INC., D/B/A TICKETRON, TICKETMASTER AND RAINBOW TICKETMASTER, TICKETMASTER TEXAS MANAGEMENT, TICKETMASTER LLC, TICKETMASTER GROUP, INC., TICKETMASTER
ONLINE-CITYSEARCH, INC. AND THE

MAY DEPARTMENT STORES COMPANY, CASE NO. C-5714-99-B, was filed in state court in the District Court of Hidalgo County, Texas, 93(rd) Judicial District. The plaintiff filed an amended class action petition in state court on June 20, 2000, which claims that Ticketmaster's practice of offering cash discounts against the amount of its service charges at outlets violated various state laws, and asserting an additional claim that the cash discount program in question violates a provision in a Merchant Services Bankcard Agreement between Ticketmaster and Chase Merchant Services L.L.C. and First Financial Bank. Plaintiff claims all consumers using VISA and MasterCard to purchase tickets from Ticketmaster are third-party beneficiaries of this contract. Plaintiff also filed on July 14, 2000 an amended class certification motion. In addition to the nine-state class sought by Plaintiff's original class certification request, the amended motion seeks the certification of a nationwide class of VISA and MasterCard customers since approximately April 1998 to prosecute the alleged third-party beneficiary claim. Ticketmaster filed a summary judgment motion on May 1, 2000 and Plaintiff filed a second amended motion for partial summary judgment on May 24, 2000. Ticketmaster denies the allegations. On July 20, 2000, Ticketmaster removed the case to federal court in McAllen, Texas on the grounds that the newly added third-party beneficiary claim raises a federal question under the Truth-in-Lending Act. On August 1, 2000, Plaintiff filed a motion to remand the case to state court. In December 2000, the plaintiff and defendants reached a tentative settlement of all issues. This settlement will require court approval to be finalized. Once a preliminary approval of the settlement occurs, the terms of the settlement will be announced through notice to the putative class members. The parties agreed to a remand of the matter from federal court to state court on January 17, 2001. The case subsequently was voluntarily dismissed in state court and later refiled in federal court in Texarkana, Texas. On March 1, 2001, the federal court in Texarkana, Texas granted preliminarily approval of the settlement. We do not believe that the settlement will have a material impact on our financial condition or results of operations.

CLASS ACTION LITIGATION RELATED TO MAGAZINE SALES

    On or about December 18, 2000, Ticketmaster Corporation and Time, Inc. were named as defendants in a purported class action lawsuit filed in the Florida Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County. The lawsuit is entitled VICTORIA MCLEAN V. TICKETMASTER CORPORATION AND TIME, INC., Case No. G0009564. The lawsuit alleges that the offering for sale by Ticketmaster Corporation of subscriptions to Entertainment Weekly magazine, a publication of Time, Inc., as an agent of Time, Inc., involves a pattern of criminal activity, conspiracy and unfair and deceptive trade practices by allegedly disclosing credit card account information to third parties without express written consent and unauthorized posting to credit card accounts. As the prayer for relief in the lawsuit, the plaintiff seeks to have the Court enjoin the business practices of which the plaintiff has complained. In addition, the plaintiff seeks treble monetary damages, as well as attorneys' fees and the costs for pursuing the action. On March 26, 2001, Ticketmaster Corporation and Time, Inc. filed a motion to dismiss the complaint on various grounds. That motion presently is scheduled to be heard by the Court on July 17, 2001. Ticketmaster believes the lawsuit is without merit and intends to vigorously defend against the lawsuit.

    From time to time, federal, state and local authorities commence investigations or inquiries with respect to Ticketmaster's compliance with applicable antitrust, consumer protection, deceptive advertising, unfair business practice and other laws. Ticketmaster has historically cooperated in and satisfactorily resolved each such investigation or inquiry.

    Ticketmaster believes that it has conducted its business in compliance with all applicable laws, including federal and state antitrust laws. In the opinion of Ticketmaster's management, none of Ticketmaster's legal proceedings will have a material adverse effect on Ticketmaster's financial position or results of operation. Ticketmaster has incurred significant legal expenses in connection with these and other investigations and lawsuits and may incur additional significant legal expenses in the future should investigations or lawsuits be instituted.

    Ticketmaster or its affiliates could become the subject of future governmental investigations or inquiries or be named as a defendant in claims alleging violations of federal or state antitrust laws or any other laws. Any adverse outcome in such litigation, investigation or proceeding against Ticketmaster or its affiliates could limit or prevent Ticketmaster from engaging in the ticketing business or subject Ticketmaster to potential damage assessments, all of which could have a material adverse effect on Ticketmaster's business, financial condition or results of operations. Regardless of its merit, source or outcome, any such litigation, investigation or proceeding would at a minimum be costly and could divert the efforts of our management and other personnel from productive tasks, which could have a material adverse effect on Ticketmaster's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of fiscal 2000, TMCS entered into a contribution agreement with USA Networks, which set forth the terms and conditions of the Combination and required the approval of the stockholders of TMCS. Pursuant to an action by written consent, TM Corp, which held shares then representing approximately 84% of the outstanding voting power of TMCS, approved the Combination. Because TM Corp's written consent satisfied the stockholder approval requirements for the Combination under Delaware law, no separate vote of the TMCS stockholders was required. The information required by this Item is incorporated by reference from Ticketmaster's Definitive Information Statement filed with the Securities and Exchange Commission on January 11, 2001 pursuant to Section 14(c) of the Securities Exchange Act of 1934.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR OUR COMMON STOCK

    Our Class B Common Stock began trading publicly on The Nasdaq National Market on December 3, 1998 under the symbol "TMCS." The following table lists quarterly information on the price range of our Class B Common Stock based on the high and low reported last sale prices for our common stock as reported on The Nasdaq National Market for the periods indicated below. These prices do not include retail markups, markdowns or commissions.

                                                                HIGH       LOW
                                                              --------   --------
FISCAL 2001:
First Quarter (through March 23, 2001)......................   $12.88     $ 7.50

FISCAL 2000:
Fourth Quarter..............................................   $16.00     $ 7.28
Third Quarter...............................................    24.25      14.25
Second Quarter..............................................    24.00      15.25
First Quarter...............................................    43.63      25.06

FISCAL 1999:
Fourth Quarter..............................................   $44.12     $18.87
Third Quarter...............................................    40.06      22.68
Second Quarter..............................................    41.50      22.00
First Quarter...............................................    71.12      33.00

FISCAL 1998:
Fourth Quarter (commencing December 3, 1998)................   $80.50     $32.69

    As of March 23, 2001, there were approximately 401 holders of record of our Class B Common Stock. We estimate there are more than 14,000 beneficial holders of our Class B Common Stock. On March 23, 2001, the last reported sale price on The Nasdaq National Market for the Class B Common Stock was $8.97.

    On March 23, 2001, there were approximately 184 holders of record of our Class A Common Stock. There is no public market for the Class A Common Stock, but each share of Class A Common Stock will be automatically converted into one share of our Class B Common Stock upon any transfer of such share, subject to certain exceptions. In addition, each share of Class A Common Stock may be converted at any time into one share of Class B Common Stock at the option of the holder thereof.

    We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    We have used, and intend to continue to use, our Class B Common Stock to make tactical and strategic acquisitions and investments. In addition, we have issued, and may in the future issue, shares of our Class B Common Stock to raise additional funds to fund acquisitions, investments and operations. Typically, these issuances are not registered by us under the Securities Act of 1933, as amended (the "Securities Act"); rather we provide the party receiving such shares with registration rights permitting the registration of the resale of such shares by such persons under the Securities Act. In addition to issuances of shares that were not registered under the Securities Act that were reported by us in our previously filed Quarterly Reports on Form 10-Q, we have made the following issuances for the following purposes.

    (1) In September 1999, we issued 1,204,215 shares of our Class B Common Stock as consideration for the acquisition of all of the outstanding ownership units of Web Media Ventures, LLC (d/b/a One & Only Network). Such shares were issued to the former unit holders of One & Only Network. In December 1999, we issued an additional 61,962 shares of our Class B Common Stock to such persons in payment of the first of a series of three earn-out payments also in consideration of the acquisition of One & Only Networks. In March 2000, we issued an additional 65,793 shares of our Class B Common Stock to such persons in payment of the second of such series of earn-out payments. In June 2000, we issued an additional 560,380 shares of our Class B Common Stock to such persons in payment of the third and final of such series of earn-out payments.

    (2) In December 1999, we issued 1,302,401 shares of our Class B Common Stock to TM Corp, which at that time was our majority stockholder, for an aggregate purchase price of $40 million. We have used the proceeds of this sale for general working capital.

    (3) In December 1999, we issued 243,620 shares of our Class B Common Stock as partial consideration for our purchase of shares of Series D Preferred Stock of ActiveUSA.com, Inc. Such shares were issued to ActiveUSA.com, Inc.

    (4) In January 2000, we issued 400,809 shares of our Class B Common Stock as consideration for the acquisition of all of the outstanding stock of 2b Technology, Inc. Such shares were issued to the former shareholders of 2b Technology. We issued an additional 57,196 shares of our Class B Common Stock in February 2000 to the former shareholders as part of a required post-closing adjustment. In December 2000, we issued an additional 299,954 shares of our Class B Common Stock to such persons in payment of all additional required post-closing adjustments and earn-out payments.

    (5) In May 2000 we issued 1,841,204 shares of our Class B Common Stock as consideration for the acquisition of all of the outstanding stock of TicketWeb, Inc. Such shares were issued to certain of the former shareholders of TicketWeb.

    (6) In January 2001, we issued 48,958,000 shares of our Class B Common Stock to TM Corp in exchange for the equity interests and assets contributed by TM Corp to us in the first step of the Combination. In addition, on the same date, we issued 53,302,401 shares of our Class B Common Stock and 42,480,143 shares of our Class A Common Stock to USA Networks in part as consideration for the capital stock of TGI contributed to us by USA Networks in the second step of the Combination and in part to replace the number of shares of our Class B and Class A Common Stock held by USA Networks through TM Corp prior to the Combination, which we now hold through TM Corp as a result of the Combination. The aggregate number of new shares issued by us in the Combination was 52,000,000 shares of our Class B Common Stock.

    The sales of the securities described in items (1), (2), (3), (4), (5) and
(6) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data below as of December 31, 2000, 1999 and 1998, and the years ended December 31, 2000 and 1999 and the eleven months ended December 31, 1998 are derived from the audited financial statements of Ticketmaster. The selected financial data presented below for the years ended and at January 31, 1998 and 1997 are derived from audited financial statements of Ticketmaster.com as the predecessor entity. The selected Ticketmaster financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of Ticketmaster and Notes thereto included elsewhere in this report. The selected financial data set forth below reflects the financial condition of Ticketmaster prior to the Combination, which occurred after December 31, 2000.

                                                                YEAR ENDED         ELEVEN MONTHS        YEAR ENDED
                                                               DECEMBER 31,            ENDED            JANUARY 31,
                                                           ---------------------    DECEMBER 31,    -------------------
                                                            2000(1)     1999(1)       1998(2)         1998       1997
                                                           ---------   ---------   --------------   --------   --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
COMBINED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Ticketing operations...................................  $ 135,595   $  64,787      $ 15,743      $ 5,972    $   199
  City guide and related.................................     66,652      33,915         5,376           --         --
  Sponsorship and advertising............................     18,397       6,601         6,754        3,933        997
                                                           ---------   ---------      --------      -------    -------
    Total revenues.......................................    220,644     105,303        27,873        9,905      1,196

Costs and expenses:
  Ticketing operations...................................    102,209      47,870         9,842        3,522        635
  City guide and related.................................     52,893      30,288         4,021           --         --
  Sales and marketing....................................     78,805      47,263         6,834          490        290
  Research and development...............................      6,022       7,455         1,728           --         --
  General and administrative.............................     27,465      15,242         3,495        1,719      1,260
  Amortization of goodwill...............................    163,281      77,744        16,275           --         --
  Merger and other transaction costs(3)..................      2,478       4,236            --           --         --
                                                           ---------   ---------      --------      -------    -------
    Total costs and expenses.............................    433,153     230,098        42,195        5,731      2,185
                                                           ---------   ---------      --------      -------    -------
Income (loss) from operations............................   (212,509)   (124,795)      (14,322)       4,174       (989)
Interest income, net.....................................      2,830       4,163            54           --         --
Equity in loss of unconsolidated affiliates..............     (3,884)       (272)           --           --         --
Investment losses, net...................................     (8,814)         --            --           --         --
Other income (expense)...................................       (360)         --            --           --         --
                                                           ---------   ---------      --------      -------    -------
Income (loss) before provision for income taxes..........   (222,737)   (120,904)      (14,268)       4,174       (989)
Income tax provision (benefit)...........................      1,474         464         2,951        1,827       (374)
                                                           ---------   ---------      --------      -------    -------
Net income (loss)........................................  $(224,211)  $(121,368)     $(17,219)     $ 2,347    $  (615)
                                                           =========   =========      ========      =======    =======
Basic and diluted net income (loss)(4)...................  $   (2.57)  $   (1.59)     $  (0.38)     $  0.06    $ (0.02)
                                                           =========   =========      ========      =======    =======
Shares used to compute basic and diluted net income
  (loss)(4)..............................................     87,374      76,097        45,201       37,238     37,238
                                                           =========   =========      ========      =======    =======

                                                                        DECEMBER 31,                    JANUARY 31,
                                                           --------------------------------------   -------------------
                                                             2000        1999           1998          1998       1997
                                                           ---------   ---------   --------------   --------   --------
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities
  available for sale.....................................  $  40,065   $  87,754      $106,910      $    --    $     3
Working capital..........................................     26,642      77,553        99,571         (100)       218
Total assets(5)..........................................    655,598     804,669       416,725          688        554
Long-term debt including capital lease obligations, less
  current portion........................................        762       1,503         1,519            8         --
Stockholders' equity.....................................    626,903     782,593       403,588          289        489

------------------------

(1) Reflects operating results including the amortization of goodwill and other intangible assets of CityAuction, Match.com, Web Media Ventures (One & Only Network), the Sidewalk assets, 2b Technology and TicketWeb from the date they were acquired.

(2) Includes the operating results of Citysearch from September 29, 1998 to December 31, 1998 as a result of the merger of Ticketmaster.com and Citysearch. The eleven-month period reflects our change in year-end to December 31 from January 31. Comparable amounts for the prior period are not presented because as a result of the merger such presentation would not be considered meaningful.

(3) These costs are primarily a result of advisory fees, regulatory filing fees and legal and accounting costs related to the Combination with Ticketmaster Group in 2000 and our terminated merger with certain assets owned by our majority stockholder and Lycos, Inc., as well as certain expenses related to the operation of Sidewalk city guides before the integration of these properties into the Citysearch network in 1999.

(4) Basic and diluted net income (loss) per share is based on the weighted average number of outstanding Class A and Class B Common Stock shares for the years ended December 31, 2000 and 1999 and for the eleven months ended December 31, 1998. Basic and diluted net income (loss) per share, for the years ended January 31, 1998 and 1997, is based on the number of shares of Citysearch common stock exchanged in the merger of Ticketmaster.com and Citysearch.

(5) Total assets at December 31, 2000, 1999 and 1998 reflect $562.5 million, $662.9 million and $299.6 million, respectively, of goodwill and other intangibles, net of accumulated amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH BELOW AND ELSEWHERE IN THIS REPORT. THE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR EXPECTATIONS AS OF THE DATE OF THIS REPORT AND WE TAKE NO OBLIGATION TO UPDATE THESE STATEMENTS. THE FORWARD-LOOKING STATEMENTS HEREIN DO NOT INCLUDE THE POTENTIAL IMPACT OF ANY MERGERS, ACQUISITIONS OR OTHER BUSINESS COMBINATIONS THAT HAVE BEEN COMPLETED AFTER DECEMBER 31, 2000, INCLUDING OUR COMBINATION WITH TICKETMASTER GROUP, INC. AND ITS SUBSIDIARIES (THE "COMBINATION"). THE DISCUSSION BELOW RELATES ONLY TO OUR OPERATIONS PRIOR TO THE COMBINATION, WHICH OCCURRED AFTER DECEMBER 31, 2000.

OVERVIEW

    Ticketmaster (formerly known as Ticketmaster Online-Citysearch, Inc.) prior to the Combination was, and continues to be, a leading local portal and electronic commerce company that provides in-depth local content and services to help people get things done online. We offer practical tools for living that make the Internet an important part of people's everyday lives. Our principal operations are online city guides, online ticketing and online personals. Our family of Web sites includes citysearch.com, ticketmaster.com, match.com, museumtix.com, ticketweb.com, cityauction.com and livedaily.com, among others.

    We derive revenues from three sources: online ticketing, city guide and related services (which includes online personals subscriptions) and sales of sponsorships and advertising. Prior to the Combination, and for purposes of our financial statements for the year ended December 31, 2000, we viewed our operations as being in one segment, with ongoing integration.

    Ticketing operations revenues primarily consist of convenience and handling charges generated through ticket sales. The sale of tickets for an event often commences several months prior to the scheduled date of the event. Ticketing operations revenue is recognized when the ticket is sold. The number of tickets sold can vary as a result of (i) additions or deletions to the list of client facilities serviced by TM Corp; (ii) fluctuation in the scheduling of events, particularly for popular performers; (iii) overall consumer demand for live entertainment events; and (iv) the percentage of tickets which are sold directly by clients or through other distribution systems offered by TM Corp and not through our Web site. The average convenience charge per ticket typically varies based upon numerous factors including the type of event as well as the services to be rendered to the client. If credit card chargeback or refund activity is likely to occur with respect to an event, for example, due to the cancellation of such event, an allowance is established for potential convenience charge refunds.

    City guide and related revenues consist of revenues derived primarily from Web-based city guides in the forms of revenue from custom built Web sites and other consulting services and online personals subscriptions. In our owned and operated city guide markets, we derive our revenues primarily from the sale to local businesses of Web sites which we create, host and maintain, as well as place in our directory listings so that the businesses receive exposure to our users. Business Web site customers typically enter into one-year agreements that automatically convert to month-to-month contracts upon expiration. We recognize revenue from sales of local business Web sites on a monthly basis over the term of each contract as services are rendered. In partner-led markets, we derive licensing and royalty revenues from the licensing of our technology and business systems, from consulting services and from providing back office and hosting services. We do not expect to enter into additional domestic partnerships to launch city guides going forward. Licensing revenue under license agreements is recognized over the term of the license agreement or the period over which the relevant services are delivered for use of our business and technology systems. Royalty revenue is recognized as earned and is typically a percentage of partner-led market revenues from Web site sales, banners, advertisements, sponsorships and other ancillary offerings. In our integrated personals operations, we derive subscription fee revenue from customers who subscribe for our online matchmaking and dating services for one to twelve months. Subscription fee revenues are recognized monthly over the contract term.

    Sponsorship and advertising revenues are derived from local and national advertisers and are primarily recognized over the term of the promotion either ratably or based on our fulfillment of advertising campaign milestones.

    See Note 1 of the Notes to our Consolidated Financial Statements.

OPERATING COSTS

    Ticketing operations costs consist primarily of expenses associated with ticket fulfillment (including the license fee to TM Corp), Web site maintenance, service and network infrastructure maintenance and data communications. City guide and related costs consist primarily of the expenses associated with the design, layout, photography, customer service and editorial resources used in production and maintenance of business Web sites; editorial content and network infrastructure maintenance in connection with the city guide operations; and costs of affiliate referral commissions, customer service and network infrastructure maintenance associated with the online personals operations.

RECENT DEVELOPMENTS

    On January 31, 2001, our company was combined with Ticketmaster Group and its subsidiaries in a transaction structured as an acquisition by us of such entities. In the first step, TM Corp contributed to us all of the equity interests of its subsidiaries (except for shares of our common stock that it holds), along with its assets that were freely assignable. The shares of our common stock that were then held by TM Corp were not contributed or canceled and continue to be held by TM Corp. In exchange for the contributions by TM Corp, we issued to TM Corp 48,958,000 shares of our Class B Common Stock. In the second step, USA Networks contributed to us all of the outstanding capital stock of Ticketmaster Group. In exchange for the capital stock of Ticketmaster Group, we issued to USA Networks 52,000,000 new shares of our Class B Common Stock at the time of the closing of the Combination. In addition, we issued to USA Networks a number of shares of our Class A and Class B Common Stock equal to the number of such shares indirectly held by USA Networks through TM Corp prior to the Combination. Upon completion of the Combination, Ticketmaster Group and the former subsidiaries of TM Corp whose equity interests were contributed to us became our direct subsidiaries and TM Corp became our indirect subsidiary. The acquisition has been accounted for as a combination between entities under common control in a manner similar to the pooling of interests method of accounting. As a result of the Combination, prior year financials will be restated in future filings to present the Company as if it had been combined with Ticketmaster Group which will be similar to the pro forma presentation reported in Schedule 14C filed with the SEC in January 2001.

    On February 12, 2001, we completed an acquisition of ReserveAmerica Holdings, Inc. ("ReserveAmerica"), the leading provider of campsite reservations. We paid $24.9 million in cash for the initial consideration due in the transaction. The purchase price will be increased for additional shares of our common stock to be granted upon achievement of revenue targets based on our stock price at that time. The acquisition has been accounted for using the purchase method of accounting. The acquisition resulted in $24.6 million of goodwill to be recorded initially, with adjustments to be made upon the issuance of additional shares if the revenue targets are achieved. The total amount of goodwill recorded approximates the purchase price that we are amortizing over a period of ten years.

OPERATING LOSSES

    We incurred net losses of $224.2 million, $121.4 million and $17.2 million for the years ended December 31, 2000 and 1999 and for the eleven months ended December 31, 1998, respectively. At December 31, 2000, we had an accumulated deficit of $361.6 million.

GOODWILL

    The merger of Ticketmaster.com and Citysearch in September 1998 and USA Networks' acquisition of 1,997,502 shares of Class A Common Stock of Citysearch from holders of such Class A Common Stock for $17.2 million pursuant to the terms of the related merger agreement in November 1998 resulted in $160.2 million of goodwill that is being amortized over five years. We recorded an allocation of goodwill of $154.8 million, which is being amortized over ten years, resulting from the acquisition of Ticketmaster Group by USA Networks. The acquisitions of CityAuction, Inc., Match.com, Inc and Web Media Ventures, LLC (d/b/a One & Only Network) during 1999 and 2b Technology, Inc. and
TicketWeb, Inc. during 2000 resulted in goodwill of $28.7, $42.4, $44.7, $20.5 and $33.5 million, respectively, which are each being amortized over five years, with the exception of CityAuction as the amortization was entirely accelerated in the year ended December 31, 2000. In addition, the fair value of the consideration provided in exchange for the Sidewalk assets and distribution agreement, plus transaction costs amounted to $338.8 million and has been recorded in goodwill and other intangible assets. The amount allocated to the intangible asset of $333.8 million is being amortized over five years. The allocation of $5 million to the distribution agreement is being amortized over four years with the amortization expense included in sales and marketing.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

    TICKETING OPERATIONS REVENUES.  Ticketing operations revenues were
$135.6 million and $64.8 million for the years ended December 31, 2000 and 1999, respectively. This represents an increase of 109%. The increase is primarily attributable to a significant increase in the number of tickets sold on ticketmaster.com (from 10.0 million to 19.0 million tickets), ticketing revenues due to the acquisitions of 2b Technology in January 2000 and TicketWeb in May 2000 and an increase in the average convenience and handling charge for tickets sold on ticketmaster.com which increased 6% (from $6.38 to $6.78). We did not recognize any revenues from 2b Technology or TicketWeb in the year ended December 31, 1999.

    CITY GUIDE AND RELATED REVENUES.  City guide and related revenues were
$66.7 million and $33.9 million for the years ended December 31, 2000 and 1999, respectively. This represents an increase of 97%. The increase is principally attributable to the acquisition of the personals companies, Match.com and Web Media Ventures in June 1999 and September 1999, respectively, growth in revenues from operations in the 25 markets into which the city guide expanded throughout 1999, revenue from new city guide advertising products and services and also to increases in partner-led market consulting fees. Revenues from the personals operations represented a significant portion of total city guide and related revenues in the year ended December 31, 2000. We began recognizing revenues from the Match.com and Web Media Ventures portions of our personals operations in the second and third quarters of 1999, respectively.

    SPONSORSHIP AND ADVERTISING REVENUES. Sponsorship and advertising revenues were $18.4 million and $6.6 million for the years ended December 31, 2000 and 1999, respectively. This represents an increase of 179%. The increase is primarily attributable to our growing success in leveraging our expanded footprint of local city guides to appeal to national advertisers, including a significant advertising relationship with Microsoft Corporation.

    TICKETING OPERATIONS EXPENSES.  Ticketing operations expenses were
$102.2 million and $47.9 million for the years ended December 31, 2000 and 1999, respectively. This represents an increase of 114%. Our gross margins in ticketing operations slightly decreased to approximately 24% in the year ended December 31, 2000 from approximately 26% in the year ended December 31, 1999 as a result of higher client commissions. Ticketing operations expenses are primarily variable in nature and fluctuate in relation to fluctuations in ticketing revenue. In addition, we expect that ticketing operations expenses will increase proportionally with ticketing revenues. Expenses also increased, to a lesser extent, due to the acquisitions of 2b Technology in January 2000 and TicketWeb in May 2000 and from an increase in Ticketmaster.com technology staffing. We did not recognize any expenses from 2b Technology or TicketWeb in the year ended December 31, 1999.

    CITY GUIDE AND RELATED EXPENSES.  City guide and related expenses were
$52.9 million and $30.3 million for the years ended December 31, 2000 and 1999, respectively. This represents an increase of 43%. The increase is attributable to the full year impact of both the city guide expansion in the year ended December 31, 1999 and, to a lesser extent, the inclusion of costs associated with our personals operations acquired in 1999. We began recognizing personals costs from the Match.com and Web Media Ventures portions of personals operations in the second and third quarters of 1999, respectively. Our gross margins in city guide and related operations increased to 21% in the year ended
December 31, 2000 from 11% in the year ended December 31, 1999. The improvement resulted from the inclusion of our personals operations (which carry a higher gross margin) for the full period as opposed to the inclusion for only part of the 1999 period. City guide and related expenses have both fixed and variable components and may continue to increase in future periods to the extent city guide and related revenues increase during such periods.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of costs related to the compensation of sales and marketing personnel and both online and offline advertising expense. Sales and marketing expenses were $78.8 million and $47.3 million for the year ended December 31, 2000 and 1999, respectively. This represents an increase of 67%. The increase for the year ended December 31, 2000, as compared to the year ended December 31, 1999, is attributable to the full year impact of the city guide expansion in 1999, advertising contributed by USA Networks for which we paid no consideration and the addition of sales and marketing expenses associated with our personals operations. We began recognizing sales and marketing costs from the Match.com and Web Media Ventures portions of our personals operations in the second and third quarters of 1999, respectively.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include the costs to develop, test and upgrade our online service and the enterprise management systems primarily for our city guide operations. These costs consist primarily of salaries for product development personnel, contract labor expense, consulting fees, software licenses, hardware costs and recruiting fees. Research and development expenses were $6.0 million and $7.5 million for the years ended December 31, 2000 and 1999, respectively. This represents a decrease of 19%. The decrease is attributable to a reclassification of a portion of such costs to city guide and related expenses and, to a lesser extent, a reduction in full-time employees and consultants expensed to research and development during the 2000 period. We believe that timely deployment of new and enhanced products and technology is critical to attaining our strategic objectives and to remaining competitive. Accordingly, we intend to continue recruiting and hiring experienced research and development personnel and making other investments in research and development. We have expensed research and development costs as incurred.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of administrative and executive personnel costs. General and administrative expenses were $27.5 million and $15.2 million for the years ended December 31, 2000 and 1999, respectively. This represents an increase of 80%. The increase is due primarily to the costs of additional personnel needed for the continued growth of our city guide operations, increased depreciation expense resulting from capital expenditures during 1999 and 2000 and the inclusion of expenses associated with 2b Technology and TicketWeb, which we acquired in January 2000 and May 2000, respectively. We expect that general and administrative expenses will increase in absolute dollars in future periods.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles consists of goodwill associated with the acquisition of TM Corp by USA Networks, a portion of which was attributed to Ticketmaster.com, the merger of Citysearch and Ticketmaster.com and the acquisitions of CityAuction, Match.com, Web Media Ventures, 2b Technology, TicketWeb and the

Sidewalk assets. Amortization of goodwill and other intangibles was $163.3 million and $77.7 million for the years ended December 31, 2000 and 1999, respectively. This represents an increase of 110%. The increases are attributable to recognizing more of the full year impact of these acquisitions in the year ended December 31, 2000 and the accelerated amortization of the goodwill from the CityAuction acquisition.

    MERGER AND OTHER TRANSACTION COSTS. Merger and other transaction costs were $2.5 million and $4.2 million for the years ended December 31, 2000 and 1999, respectively. In 2000, these costs were attributable to the Combination with Ticketmaster Group and its subsidiaries. In 1999, these costs were primarily a result of advisory fees, regulatory filing fees and legal and accounting costs related to the terminated merger between us, certain assets owned by our majority shareholder and Lycos, Inc., as well as certain expenses related to the operation of the Sidewalk city guides before the integration of these properties into the city guide network.

    INTEREST INCOME, NET. Net interest income consists primarily of interest earned on our cash, cash equivalents and marketable securities available for sale, less interest expense on capital lease obligations. We had net interest income of $2.8 million and $4.2 million for the years ended December 31, 2000 and 1999, respectively. The changes in net interest income are primarily attributable to changes in the amount of our invested assets. We invest our cash balances in short-term investment grade, interest-bearing securities.

    EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATES. Equity in loss of unconsolidated affiliates of $3.9 million and $0.3 million for the years ended December 31, 2000 and 1999, respectively, represents our portion of net losses of foodline.com, Inc. and Active.com, Inc., two companies in which we made minority equity investments in late 1999. We recognize a portion of the gain or loss in these unconsolidated affiliates in periods during which our holdings of those companies' securities exceed specified percentages and we are deemed to exercise a measure of control over those companies as a result. In
December 2000, foodline.com, Inc. filed for Chapter 7 bankruptcy protection and ceased operations. We will not recognize further losses in the operations of foodline.com, Inc.

    INVESTMENT LOSSES, NET. Investment losses, net of $8.8 million in the year ended December 31, 2000 represents our losses in certain equity investments that suffered declines in value that were other than temporary, net of proceeds from the sale of an investment. We will continue to evaluate our investments in the future to determine if there are any future reductions in value.

    OTHER INCOME (EXPENSE). Other income (expense) of $0.4 million in the year ended December 31, 2000 represents losses from the disposal of fixed assets, as well as losses we incurred from foreign currency translation.

    INCOME TAXES. The provision for income taxes was $1.5 million and $0.5 million for the years ended December 31, 2000 and 1999, respectively. This provision reflects the income tax expense incurred by our foreign subsidiaries, and has increased as a result of increased ticketing profits in those markets and due to foreign taxes on our Japanese partner-led market consulting income and the sale of a Canadian investment which were recognized in the second and fourth quarters of 2000, respectively. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of foreign income taxes and operating losses not benefited. We expect that our domestic tax provision will remain low throughout 2001 due to the availability of consolidated net operating losses following the Combination. The Company's balance sheet has a deferred tax asset for a net operating loss which is fully offset by a valuation allowance. The Company will retain the valuation allowance until it is likely that the Company will be able to utilize the net operating loss. Each quarter, the Company will evaluate the need for the full valuation allowance. If the valuation allowance is released, some of the benefit will be reflected in the income tax provision and some will be reflected through an adjustment to goodwill.

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

    CITY GUIDE AND RELATED REVENUE.  City guide and related revenues were
$33.9 million and $5.4 million for the year ended December 31, 1999 and for the eleven months ended December 31, 1998, respectively. The increase is attributable to inclusion of the city guide operations for a full twelve months versus the inclusion of three months of the city guide operations subsequent to the merger of Citysearch and Ticketmaster.com in September 1998, growth in the city guide operations during 1999, the addition of approximately six months of revenue from the match.com portion of the personals operations and the addition of approximately three months of revenue from the One & Only Network portion of the personals operations. There were no revenues from personals operations in the 1998 period.

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

    TICKETING OPERATIONS EXPENSES.  Ticketing operating expenses were
$47.9 million and $9.8 million for the year ended December 31, 1999 and for the eleven months ended December 31,1998, respectively. Our gross margins in ticketing operations declined to approximately 26% in 1999 from approximately 37% in 1998 as a result of the license arrangement with TM Corp which commenced in October 1998 in connection with the merger of Citysearch and Ticketmaster.com. Ticketing operations expenses are primarily variable in nature and have increased during the periods presented in conjunction with the increase in ticketing operations revenue and will continue to increase in future periods to the extent ticketing operations revenues increase during such periods.

    CITY GUIDE AND RELATED EXPENSES.  City guide and related expenses were
$30.3 million and $4.0 million for the year ended December 31, 1999 and for the eleven months ended December 31, 1998, respectively. The increase is attributable to growth in city guide operations in 1999, including the addition of 25 new owned and operated markets, the inclusion of a full twelve months of the city guide operations as compared to the three months subsequent to the merger of Citysearch and Ticketmaster.com in September 1998 in the period ended December 31, 1998 and, to a lesser extent, the inclusion of costs associated with our personals operations in 1999. There were no personals costs in the 1998 period. Our gross margins in city guide operations declined to 11% in 1999 from 25% in 1998 as a result of costs associated with the expansion into new markets where sales had not yet commenced.

    SALES AND MARKETING EXPENSES.  Sales and marketing expenses were
$47.3 million and $6.8 million for the year ended December 31, 1999 and for the eleven months ended December 31, 1998, respectively. The increase is attributable to the growth of our city guide operations in 1999, the inclusion of a full twelve months of the city guide operations in 1999 as compared to the three months subsequent to the merger of Citysearch and Ticketmaster.com in September 1998 for the eleven months ended December 31, 1998 and, to a lesser extent, the addition of sales and marketing expenses associated with our personals operations in the last half of 1999. There were no personals costs in the 1998 period.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs were $7.5 million and $1.7 million for the year ended December 31, 1999 and for the eleven months ended December 31, 1998, respectively. The increase is attributable to inclusion of a full twelve months of research and development costs of city guide operations in 1999 as compared to the three months subsequent to the merger of Citysearch and Ticketmaster.com in September 1998 and, to a lesser extent, the growth of city guide operations in 1999. We have expensed research and development costs as incurred, except that certain qualifying Web site software development costs of $4.4 million were capitalized during 1999 for our ticketing, city guide and personals operations.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $15.2 million and $3.5 million for the year ended December 31, 1999 and for the eleven months ended December 31, 1998, respectively. The increase was attributable to the inclusion of general and administrative expenses relating to city guide expenses for a full twelve months in 1999 as compared to the three month period subsequent to the merger of Citysearch and Ticketmaster.com in September 1998 in the period ended December 31, 1998, the growth of city guide operations in 1999 and, to a lesser extent, the inclusion of general and administrative expenses relating to personals operations in the last half of 1999. We had no costs associated with personals operations in 1998.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles was $77.7 million and $16.3 million for the year ended December 31, 1999 and the eleven months ended December 31, 1998, respectively, primarily relating to the merger of Citysearch and Ticketmaster.com and the acquisition of TM Corp. Amortization of goodwill in the prior year periods began during the three-month period ending September 30, 1998 as the acquisition of TM Corp did not occur until the end of June 1998.

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

    INTEREST INCOME, NET. We had net interest income of $4.2 million and $54,000 for the year ended December 31, 1999 and the eleven months ended December 31, 1998, respectively. The increase was due primarily to the inclusion of 12 months of net interest income from the cash acquired in the merger of Citysearch and Ticketmaster.com in September 1998 in the year ended
December 31, 1999.

    EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATES. Equity in loss of unconsolidated affiliates of $272,000 represents the percentage of ownership portion of net losses of foodline.com, Inc. for the ownership period from October 1999 during the year ended December 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $25.5, $35.3 and $0.4 million for the years ended December 31, 2000 and 1999 and the eleven months ended
December 31, 1998, respectively. Net cash used in operating activities was primarily due to net losses, offset in large part by non-cash depreciation and amortization expense of $173.1, $82.1 and $17.4 million, respectively.

    Net cash used in investing activities was $7.7, $51.8 and $1.1 million for the years ended December 31, 2000 and 1999 and the eleven months ended
December 31, 1998, respectively. Net cash used in investing activities in the years ended December 31, 2000 and 1999 consisted primarily of purchases of short-term marketable securities, capital expenditures for computers, software, equipment and leasehold improvements, offset in the 2000 period mostly by proceeds from the sale of marketable securities to fund operations. Net cash used in investing activities in the eleven months ended December 31, 1998 consisted primarily of capital expenditures for computers, software, equipment and leasehold improvements.

    Net cash provided by financing activities was $4.0, $41.7 and $50.6 million for the years ended December 31, 2000 and 1999 and the eleven months ended December 31, 1998, respectively. Net cash provided by financing activities for the year ended December 31, 2000 was primarily attributable to proceeds from employee stock option exercises, offset by payments on capital leases. Net cash provided by financing activities for the year ended December 31, 1999 was primarily attributable to the $40.0 million additional investment by USA Networks (through its wholly-owned subsidiary TM Corp) in exchange for
1.3 million shares of our Class B Common Stock. The cash provided by financing activities for the eleven months ended December 31, 1998 was attributable to proceeds of $105.4 million from our initial public offering offset by the repayment of the $50.0 million convertible promissory note issued to us by USA Networks.

    We had cash, cash equivalents and marketable securities available for sale of $40.1 million and $87.8 million at December 31, 2000 and 1999, respectively. As of December 31, 2000, we had no material commitments other than those under existing capital and operating lease agreements. We have experienced a substantial increase in our capital expenditures and investing activities consistent with our infrastructure build out and expansion into other businesses that compliment our current offerings. We will continue to evaluate possible acquisitions of, or investments in, businesses, products and technologies that are complementary to ours, which may require the use of cash. As a result of the Combination with Ticketmaster Group in January 2001, we have entered into a revolving credit facility with USA Networks that provides us with $25 million in available credit through May 1, 2001 (the "Revolver") and thereafter must be repaid upon demand. As of March 23, 2001, we owed USA Networks $24 million related to the terms of the Combination (the "Demand Note") and this amount must be repaid upon demand. We also had $0.2 million in outstanding letters of credit which were guaranteed by USA Networks (the "LOCs"). Both the Demand Note and the LOCs reduce the amount of available credit under the Revolver. Our management believes that existing cash and cash equivalents, marketable securities, the Revolver, amounts available from other sources, including USA Networks, and the positive cash flow from the ticketing operations we acquired in the Combination will be sufficient to meet our working capital and capital expenditures requirements for at least the next twelve months. Thereafter, we may be required to raise additional funds. We cannot assure you that we will not choose to or be required to raise additional financing prior to such time. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, we cannot assure you that additional financing will be available when needed or that, if available, such financing will include terms favorable to us or our stockholders. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

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

SEASONALITY

    Ticketmaster's ticket sales are occasionally impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by the client. The second quarter of the year generally experiences the most events.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our financial statements, with notes thereto and the report of Ernst & Young, LLP, our independent auditors, are set forth as indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information contained under the headings "Directors" and "Executive Officers" in the definitive Proxy Statement for our 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information contained under the headings "Directors" and "Executive Officers" in the definitive Proxy Statement for our 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information contained under the heading "Voting Securities and Principal Stockholders" in the definitive Proxy Statement for our 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained under the heading "Certain Transactions" in the definitive Proxy Statement for our 2001 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS:

                                                              PAGE REFERENCE
                                                                 FORM 10
                                                              --------------
Schedule II--Valuation and qualifying accounts for the years ended December 31, 2000 and 1999 and the eleven months
  ended December 31, 1998...................................       S-1

    Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

(A)(2) FINANCIAL STATEMENTS:

    The following financial statements of Ticketmaster are included in response to Item 8 of this report.

                                                              PAGE REFERENCE
                                                                 FORM 10
                                                              --------------
Report of Independent Auditors..............................       F-1
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................       F-2
Consolidated Statements of Operations for the years ended
  December 31, 2000 and 1999 and the eleven months ended
  December 31, 1998.........................................       F-3
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000 and 1999 and the eleven
  months ended December 31, 1998............................       F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000 and 1999 and the eleven months ended
  December 31, 1998.........................................       F-5
Notes to Consolidated Financial Statements..................       F-7

(A)(3) EXHIBITS FILED AS PART OF THIS REPORT:

EXHIBIT
NUMBER                  EXHIBIT TITLE                                                  NOTES
-------                 -------------                                                 --------
2.1                     Agreement and Plan of Reorganization, among Citysearch,        (A) *
                        Inc., MB Acquisition Corporation, MetroBeat, Inc., Mark
                        Davies and Joshua White, dated May 31, 1996.

2.2                     Amended and Restated Agreement and Plan of Reorganization,     (A)
                        among Citysearch, Inc., Tiberius, Inc., USA Networks, Inc.,
                        Ticketmaster Group, Inc., Ticketmaster Corporation and
                        Ticketmaster Multimedia Holdings, Inc., dated August 12,
                        1998.

2.3                     Agreement and Plan of Reorganization, dated January 8, 1999,   (E)
                        by and among Ticketmaster Online-Citysearch, Inc., Nero
                        Acquisition Corp., Inc., CityAuction, Inc., Andrew Rebele
                        and Monica Lee as amended.

2.4                     Exchange Agreement by and among Cendant Corporation, Cendant   (F)
                        Intermediate Holdings, Inc. and Ticketmaster
                        Online-Citysearch, Inc. dated as of May 14, 1999.

2.5                     Agreement and Plan of Reorganization dated June 10, 1999       (F)
                        among Ticketmaster Online-Citysearch, Inc., Web Media
                        Ventures LLC (dba One & Only Network) and William Bunker,
                        David Kennedy and Glenn Wiggins.

2.6                     Agreement and Plan of Merger by and among Sidewalk.com,        (G)
                        Inc., Microsoft Corporation and the Registrant, dated as of
                        July 19, 1999.

2.7                     Series D Preferred Stock Purchase Agreement between            (H)
                        Ticketmaster and FairMarket, Inc. dated September 15, 1999

2.8                     Series D Preferred Stock Purchase Agreement, dated November    (K)
                        17, 1999, by and among RaceGate.com, Inc., a Delaware
                        corporation, RaceGate.com, Inc., a California corporation,
                        RG Acquisition Corp., Active USA.com, Inc., Ticketmaster
                        Online-Citysearch, Inc, Austin Ventures IV, L.P. and Kettle
                        Partners IV, L.P.

2.9                     Agreement and Plan of Merger by and among the Registrant,      (J)
                        TMCS Merger Sub, Inc., 2b Technology, Inc., Bryan Bostic,
                        Eric Martin, Live Oak Holdings, L.C., Clarke Holding, L.C.,
                        and Kenneth Bostic, dated as of January 30, 2000

2.10                    Agreement and Plan of Merger by and among the Registrant,      (L)
                        TMCS Merger Sub, Inc. and TicketWeb Inc., dated as of May
                        23, 2000.

2.11                    Contribution Agreement by and between the Registrant and USA   (O)
                        Networks, Inc., dated as of November 20, 2000.

2.12                    Work-Out Agreement by and among the Registrant, 2b             (P)
                        Technology, Inc., Bryan Bostic, Eric Martin, Live Oak
                        Holdings, L.C., Clarke Holding, L.C., and Kenneth Bostic
                        dated as of December 8, 2000.

2.13                    Share Purchase Agreement by and among Ticketmaster Canada,     (P)
                        Inc., Ticketmaster Online-Citysearch, Inc, ReserveAmerica
                        Holdings, Inc., and certain Shareholders of ReserveAmerica
                        Holdings, Inc. dated as of December 28, 2000.

2.14                    Asset Purchase Agreement entered into as of March 8, 2001 by    +
                        and among Evite, Inc., a California corporation, and
                        Ticketmaster. Portions of this Exhibit 2.14 have been
                        omitted pursuant to a request to the SEC for confidential
                        treatment.

3.1                     Amended and Restated Certificate of Incorporation.             (B)

3.2                     Amended and Restated Bylaws.                                    +

3.3                     Certificate of Amendment to Amended and Restated Certificate    +
                        of Incorporation.

4.1                     Specimen Class B Common Stock Certificate.                     (B)

EXHIBIT
NUMBER                  EXHIBIT TITLE                                                  NOTES
-------                 -------------                                                 --------
4.2                     Class B Common Stock Purchase Warrant of the Registrant to     (G)
                        be delivered upon closing of the Sidewalk acquisition
                        (3,000,000 shares).

4.3                     Class B Common Stock Purchase Warrant of the Registrant to     (G)
                        be delivered upon closing of the Sidewalk acquisition
                        (1,500,000 shares).

10.1                    1996 Stock Option Plan and form of agreement thereunder.       (B)

10.2                    1998 Stock Option Plan and form of agreement thereunder.       (B)

10.3                    1998 Employee Stock Purchase Plan.                             (C)

10.4                    Amended and Restated 1999 Stock Plan and form of agreement      +
                        thereunder.

10.5                    Form of Restricted Stock Agreement under the 1999 Stock        (L) **
                        Plan.

10.6                    Form of Restricted Stock Agreement entered into between the    (L) **
                        Registrant and each of John Pleasants and Dan Marriott.

10.7                    TicketWeb Inc. 2000 Stock Plan                                 (N)

10.8                    License Agreement between Citysearch, Inc. and Perly, Inc.,    (A) *
                        dated March 9, 1996.

10.9                    Standard Office Lease between Citysearch, Inc. and BPG         (A)
                        Pasadena, L.L.C. (later assigned to Spieker Properties),
                        dated September 30, 1996.

10.10                   First Amendment to Office Lease, dated April 4, 1997, by and    +
                        between BPG Pasadena and Citysearch, Inc.

10.11                   Lease Amendment No. Two, dated December 1, 1998, by and         +
                        between Spieker Properties L.P. (as successor to BPG
                        Pasadena) and Citysearch, Inc.

10.12                   Lease Amendment No. Three, dated as of November 14, 1998, by    +
                        and between Spieker Properties L.P. (as successor to BPG
                        Pasadena) and Citysearch, Inc.

10.13                   Lease Amendment No. Four, dated July 9, 1999, by and between    +
                        Spieker Properties L.P. (as successor to BPG Pasadena) and
                        Ticketmaster Online-Citysearch (as successor to Citysearch,
                        Inc.)

10.14                   Lease Amendment No. Five, dated August 13, 1999, by and         +
                        between Spieker Properties L.P. (as successor to BPG
                        Pasadena) and Ticketmaster Online-Citysearch (as successor to Citysearch).

10.15                   Office Lease Agreement, effective as of November 17, 1999,      +
                        by and between Cardinal Shiloh 190 II, Inc., as lessor, and
                        Ticketmaster Online-Citysearch, as lessee.

10.16                   Marketing Agreement between Citysearch, Inc. and American      (A) *
                        Express Travel Related Services Company, Inc., dated May 26,
                        1998.

10.17                   License and Services Agreement between Citysearch, Inc. and    (A) *
                        Classified Ventures, L.L.C.

10.18                   Development and Services Agreement between Ticketmaster        (A)
                        Multimedia Holdings, Inc. and Starwave Corporation, dated
                        June 28, 1996.

EXHIBIT
NUMBER                  EXHIBIT TITLE                                                  NOTES
-------                 -------------                                                 --------
10.19                   Agreement, dated as of July 20, 2000, by and between            +
                        Ticketmaster Online-Citysearch and ARTISTdirect, Inc.

10.20                   Content License and Promotion Agreement, dated as of            +
                        September 28, 2000, by and between Yahoo! Inc. and
                        Ticketmaster Online-Citysearch. Portions of this
                        Exhibit 10.20 have been omitted pursuant to a request to
                        the SEC for confidential treatment.

10.21                   Distribution and Promotion Agreement, dated as of November      +
                        20, 2000, by and between Yahoo! Inc. and Match.com. Portions of this Exhibit 10.21 have been omitted pursuant to a
                        request to the SEC for confidential treatment.

10.22                   Registration Rights Agreement dated May 14, 1999 among         (F)
                        Cendant Intermediate Holdings, Inc. and Ticketmaster
                        Online-Citysearch.

10.23                   Registration Rights Agreement between the Registrant and       (G)
                        Microsoft Corporation dated September 17, 1999.

10.24                   License and Services Agreement entered into as of April 6,      +
                        2000, by and between Ticketmaster Online-Citysearch, Inc.
                        and Walkerplus.com, Inc., a corporation organized under the laws of Japan.

21.1                    Subsidiaries of the Registrant.                                 +

23.1                    Consent of Independent Auditors.                                +

24.1                    Power of Attorney (See signature page).                         +

------------------------

* Confidential treatment has been granted with respect to portions of this exhibit.

**  Reflects management contracts and compensatory plans.

+   Filed herewith.

(A) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Registrant's Registration Statement on Form S-1 (File No. 333-64855) filed with the Commission on September 30, 1998.

(B) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Registrant's Registration Statement on Form S-1 (File No. 333-64855) filed with the Commission on November 6, 1998.

(C) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Registrant's Registration Statement on Form S-1 (File No. 333-64855) filed with the Commission on November 20, 1998.

(D) Incorporated by reference to exhibits filed in response to Item 7, "Exhibits," of the Report on form 8-K filed by USA Networks, Inc. (File No. 000-20570) with the Commission on February 26, 1998.

(E) Incorporated by reference to the Registrant's Report on Form 10-K filed with the Commission on March 31, 1999.

(F) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Registrant's Registration Statement on Form S-1 (File No. 333-81761) filed with the Commission on June 29, 1999.

(G) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits," of the Registrant's Report on Form 10-Q filed with the Commission on August 16, 1999.

(H) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits," of the Registrant's Report on Form 10-Q filed with the Commission on November 15, 1999.

(I) Incorporated by reference to exhibits filed in response to Item 8, "Exhibits," of the Registrant's Registration Statement on Form S-8 (File No. 333-30794) filed with the Commission on February 18, 2000.

(J) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Registrant's Registration Statement on Form S-3 (File No. 333-30884) filed with the Commission on February 22, 2000.

(K) Incorporated by reference to the Registrant's Report on Form 10-K filed with the Commission on March 23, 2000.

(L) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits," of the Registrant's Report on Form 10-Q filed with the Commission on May 15, 2000.

(M) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Registrant's Registration Statement on Form S-3 (File No. 333-39230) filed with the Commission on June 14, 2000.

(N) Incorporated by reference to exhibits filed in response to Item 8, "Exhibits," of the Registrant's Registration Statement on Form S-8 (File No. 333-41018) filed with the Commission on July 7, 2000.

(O) Incorporated by reference to exhibits to the Registrant's Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed with the Commission on January 11, 2001.

(P) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Registrant's Registration Statement on Form S-3 (File No. 333-54304) filed with the Commission on January 25, 2001.

(B) REPORTS ON FORM 8-K:

(1) On October 20, 2000, the Registrant filed a Current Report on Form 8-K in connection with the release of the registrant's financial results for the quarter ended September 30, 2000.

(2) On October 27, 2000, the Registrant filed a Current Report on Form 8-K relating to information concerning the registrant contained in a Current Report on Form 8-K filed by USA Networks, Inc. on October 26, 2000.

(3) On November 21, 2000, the Registrant filed a Current Report on Form 8-K in connection with the announcement of the registrant's execution of an agreement providing for the acquisition of Ticketmaster Corporation by the registrant.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TICKETMASTER

                                                       By:              /s/ JOHN PLEASANTS
                                                            -----------------------------------------
                                                                          John Pleasants
                                                              CHIEF EXECUTIVE OFFICER AND PRESIDENT

Dated: March 26, 2001

                               POWER OF ATTORNEY

    Know All Men By These Presents, that each person whose signature appears below constitutes and appoints Daniel Goodman, Bradley Serwin and Thomas J. McInerney, jointly and severally, his or her attorney-in-fact, each with the power of substitution for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                   NAME                                      TITLE                         DATE
                   ----                                      -----                         ----
            /s/ JOHN PLEASANTS              Chief Executive Officer (Principal
    ---------------------------------         Executive Officer), President and       March 26, 2001
              John Pleasants                  Director

         /s/ THOMAS J. MCINERNEY            Chief Financial Officer, Executive Vice
    ---------------------------------         President (Principal Financial and      March 26, 2001
           Thomas J. McInerney                Accounting Officer)

             /s/ BARRY DILLER
    ---------------------------------       Co-Chairman                               March 26, 2001
               Barry Diller

             /s/ TERRY BARNES
    ---------------------------------       Co-Chairman                               March 26, 2001
               Terry Barnes

          /s/ VICTOR A. KAUFMAN
    ---------------------------------       Director                                  March 26, 2001
            Victor A. Kaufman

                   NAME                                      TITLE                         DATE
                   ----                                      -----                         ----
             /s/ BRYAN LOURD
    ---------------------------------       Director                                  March 26, 2001
               Bryan Lourd

              /s/ JON MILLER
    ---------------------------------       Director                                  March 26, 2001
                Jon Miller

    ---------------------------------       Director                                  March   , 2001
             Michael Schrage

              /s/ ALAN SPOON
    ---------------------------------       Director                                  March 26, 2001
                Alan Spoon

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Ticketmaster

    We have audited the accompanying consolidated balance sheets of Ticketmaster (formerly Ticketmaster Online-Citysearch, Inc.) as of December 31, 2000 and December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and the eleven month period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of Ticketmaster's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ticketmaster at December 31, 2000, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2000 and 1999 and the eleven month period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Los Angeles, California
January 29, 2001

                                  TICKETMASTER

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 32,127   $ 61,455
  Marketable securities available for sale..................     7,938     26,299
  Accounts receivable (net of allowance for doubtful
    accounts of $2,390 and $738, respectively)..............     6,886      3,774
  Related party receivable..................................       454      1,942
  Due from licensees........................................       832        830
  Current portion of deferred marketing.....................     1,250      1,250
  Prepaid expenses and other current assets.................     5,088      2,576
                                                              --------   --------
    Total current assets....................................    54,575     98,126
Investments.................................................    11,682     23,085
Computers, software, equipment and leasehold improvements,
  net.......................................................    24,201     16,831
Goodwill and other intangibles, net.........................   562,458    662,921
Deferred marketing, net of current portion..................     2,135      3,385
Other long-term assets......................................       547        321
                                                              --------   --------
    Total assets............................................  $655,598   $804,669
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,102   $  4,537
  Accrued expenses..........................................    16,281      9,100
  Deferred revenue..........................................     8,226      5,979
  Current portion of capital lease obligations..............       324        957
                                                              --------   --------
    Total current liabilities...............................    27,933     20,573
Other long-term liabilities.................................       728      1,170
Capital lease obligations, net of current portion...........        34        333
Stockholders' equity:
  Preferred stock, $0.01 par value; Authorized shares --
    2,000,000 at December 31, 2000 and 1999 Issued and
    outstanding -- none.....................................        --         --
  Class A Common Stock, $0.01 par value; Authorized shares
    -- 100,000,000 at December 31, 2000 and 1999 Issued and
    outstanding -- 47,718,879 and 52,840,565 at
    December 31, 2000 and 1999, respectively................       477        529
  Class B Common Stock -- $0.01 par value; Authorized shares
    -- 250,000,000 at December 31, 2000 and 1999 Issued and
    outstanding -- 41,291,839 and 32,104,352 at December 31,
    2000 and 1999, respectively.............................       413        321
  Class C Common Stock -- $0.01 par value; Authorized shares
    -- 2,883,506 at December 31, 2000 and 1999 Issued and
    outstanding -- none.....................................        --         --
  Additional paid-in capital................................   987,700    919,348
  Accumulated deficit.......................................  (361,624)  (137,413)
  Accumulated other comprehensive loss......................       (63)      (192)
                                                              --------   --------
    Total stockholders' equity..............................   626,903    782,593
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $655,598   $804,669
                                                              ========   ========

                            See accompanying notes.

                                  TICKETMASTER

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR
                                                                   ENDED           ELEVEN MONTHS
                                                               DECEMBER 31,            ENDED
                                                           ---------------------   DECEMBER 31,
                                                             2000        1999          1998
                                                           ---------   ---------   -------------
Revenues:
  Ticketing operations...................................  $ 135,595   $  64,787      $ 15,743
  City guide and related.................................     66,652      33,915         5,376
  Sponsorship and advertising............................     18,397       6,601         6,754
                                                           ---------   ---------      --------
    Total revenues.......................................    220,644     105,303        27,873

Operating costs and expenses:
  Ticketing operations...................................    102,209      47,870         9,842
  City guide and related.................................     52,893      30,288         4,021
  Sales and marketing....................................     78,805      47,263         6,834
  Research and development...............................      6,022       7,455         1,728
  General and administrative.............................     27,465      15,242         3,495
  Amortization of goodwill and other intangibles.........    163,281      77,744        16,275
  Merger and other transaction costs.....................      2,478       4,236            --
                                                           ---------   ---------      --------
    Total costs and expenses.............................    433,153     230,098        42,195
                                                           ---------   ---------      --------
Loss from operations.....................................   (212,509)   (124,795)      (14,322)

Other income (expense):
  Interest income........................................      3,267       4,428           867
  Interest expense.......................................       (437)       (265)         (813)
  Equity in loss of unconsolidated affiliates............     (3,884)       (272)           --
  Investment losses, net.................................     (8,814)         --            --
  Other expense..........................................       (360)         --            --
                                                           ---------   ---------      --------
                                                             (10,228)      3,891            54
                                                           ---------   ---------      --------
Loss before income taxes.................................   (222,737)   (120,904)      (14,268)
Income tax provision.....................................      1,474         464         2,951
                                                           ---------   ---------      --------
Net loss.................................................  $(224,211)  $(121,368)     $(17,219)
                                                           =========   =========      ========
Basic and diluted net loss per share.....................  $   (2.57)  $   (1.59)     $  (0.38)
                                                           =========   =========      ========
Shares used to compute basic and diluted net loss per
  share..................................................     87,374      76,097        45,201
                                                           =========   =========      ========

                            See accompanying notes.

                                  TICKETMASTER
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                  CLASS A               CLASS B
                                         COMMON STOCK          COMMON STOCK          COMMON STOCK          DUE TO      ADDITIONAL
                                     --------------------   -------------------   -------------------      (FROM)       PAID-IN
                                      SHARES     AMOUNT      SHARES     AMOUNT     SHARES     AMOUNT    TICKETMASTER    CAPITAL
                                     --------   ---------   --------   --------   --------   --------   ------------   ----------
Balance at January 31, 1998........        1    $     --         --      $ --          --      $ --        $(1,113)     $     --
                                     ========   =========   =======      ====      ======      ====        =======      ========
Net loss...........................       --    $     --         --      $ --          --      $ --        $    --      $     --
Allocation of initial
  capitalization as a result of the
  Ticketmaster Acquisition by
  USAi.............................       --          --         --        --          --        --             --        22,834
Allocation of basis of Tax-free
  Merger of Ticketmaster by USAi...       --          --         --        --          --        --             --       126,170
Stock exchanged in connection with
  Citysearch Merger (37,238) and
  USAi's initial investment in
  Citysearch at cost...............       --          --     40,483       405          --        --             --       145,923
Contribution of tendered Citysearch
  Common Stock from USAi to
  Ticketmaster.....................       --          --         --        --          --        --             --        17,318
Contribution of Citysearch Common
  Stock from USAi to
  Ticketmaster.....................       --          --     22,003       220          --        --             --         1,100
Exercise of stock options and
  warrants.........................       --          --        923         9          --        --             --         1,600
Initial public offering of Class B
  Common Stock.....................       --          --         --        --       8,050        81             --       103,973
Class A shares converted to Class
  B................................       --          --       (117)       (1)        117         1             --            --
                                     --------   ---------   -------      ----      ------      ----        -------      --------
Balance at December 31, 1998.......       --          --     63,292       633       8,167        82             --       418,918
Comprehensive Loss:
  Net loss.........................       --          --         --        --          --        --             --            --
  Net unrealized loss on marketable
  securities.......................       --          --         --        --          --        --             --            --
  Foreign currency translation
  adjustment.......................       --          --         --        --          --        --             --            --
Total Comprehensive loss...........       --          --         --        --          --        --             --            --
Issuance of Common Stock for
  acquisitions and investments.....       --          --         --        --      11,229       112             --       455,980
Issuance of Common Stock related to
  additional investment by
  Ticketmaster Corp................       --          --         --        --       1,302        13             --        39,987
Additional capital contributed by
  USAi through advertising.........       --          --         --        --          --        --             --           207
Exercise of stock options and
  warrants.........................       --          --        582         6         373         4             --         4,256
Class A shares converted to Class
  B................................       --          --    (11,033)     (110)     11,033       110             --            --
                                     --------   ---------   -------      ----      ------      ----        -------      --------
Balance at December 31, 1999.......       --          --     52,841       529      32,104       321             --       919,348
Comprehensive Loss:
  Net loss.........................       --          --         --        --          --        --             --            --
  Net unrealized gain on marketable
  securities.......................       --          --         --        --          --        --             --            --
  Foreign currency translation
  adjustment.......................       --          --         --        --          --        --             --            --
Total Comprehensive loss...........       --          --         --        --          --        --             --            --
Issuance of Common Stock for
  acquisitions and investments.....       --          --         --        --       3,226        32             --        54,837
Additional capital contributed by
  USAi through advertising.........       --          --         --        --          --        --             --         7,252
Compensation expense on option
  grants...........................       --          --         --        --          --        --             --         1,374
Exercise of stock options and
  warrants.........................       --          --        626         6         214         2             --         4,889
Class A shares converted to Class
  B................................       --          --     (5,748)      (58)      5,748        58             --            --
                                     --------   ---------   -------      ----      ------      ----        -------      --------
Balance at December 31, 2000.......       --    $     --     47,719      $477      41,292      $413        $    --      $987,700
                                     ========   =========   =======      ====      ======      ====        =======      ========

                                                  ACCUMULATED
                                     RETAINED        OTHER           TOTAL
                                     EARNINGS    COMPREHENSIVE   STOCKHOLDERS'
                                     (DEFICIT)   INCOME (LOSS)      EQUITY
                                     ---------   -------------   -------------
Balance at January 31, 1998........  $   1,402      $    --         $    289
                                     =========      =======         ========
Net loss...........................  $ (17,219)     $    --         $(17,219)
Allocation of initial
  capitalization as a result of the
  Ticketmaster Acquisition by
  USAi.............................      1,174           --           24,008
Allocation of basis of Tax-free
  Merger of Ticketmaster by USAi...         --           --          126,170
Stock exchanged in connection with
  Citysearch Merger (37,238) and
  USAi's initial investment in
  Citysearch at cost...............         --           --          146,328
Contribution of tendered Citysearch
  Common Stock from USAi to
  Ticketmaster.....................         --           --           17,318
Contribution of Citysearch Common
  Stock from USAi to
  Ticketmaster.....................         --           --            1,320
Exercise of stock options and
  warrants.........................         --           --            1,609
Initial public offering of Class B
  Common Stock.....................         --           --          104,054
Class A shares converted to Class
  B................................         --           --               --
                                     ---------      -------         --------
Balance at December 31, 1998.......    (16,045)          --          403,588
Comprehensive Loss:
  Net loss.........................   (121,368)          --         (121,368)
  Net unrealized loss on marketable
  securities.......................         --         (211)            (211)
  Foreign currency translation
  adjustment.......................         --           19               19
                                                                 -------------
Total Comprehensive loss...........         --           --         (121,560)
                                                                 -------------
Issuance of Common Stock for
  acquisitions and investments.....         --           --          456,092
Issuance of Common Stock related to
  additional investment by
  Ticketmaster Corp................         --           --           40,000
Additional capital contributed by
  USAi through advertising.........         --           --              207
Exercise of stock options and
  warrants.........................         --           --            4,266
Class A shares converted to Class
  B................................         --           --               --
                                     ---------      -------         --------
Balance at December 31, 1999.......   (137,413)        (192)         782,593
Comprehensive Loss:
  Net loss.........................   (224,211)          --         (224,211)
  Net unrealized gain on marketable
  securities.......................         --          220              220
  Foreign currency translation
  adjustment.......................         --          (91)             (91)
                                                                 -------------
Total Comprehensive loss...........         --           --         (224,082)
                                                                 -------------
Issuance of Common Stock for
  acquisitions and investments.....         --           --           54,869
Additional capital contributed by
  USAi through advertising.........         --           --            7,252
Compensation expense on option
  grants...........................         --           --            1,374
Exercise of stock options and
  warrants.........................         --           --            4,897
Class A shares converted to Class
  B................................         --           --               --
                                     ---------      -------         --------
Balance at December 31, 2000.......  $(361,624)     $   (63)        $626,903
                                     =========      =======         ========

                            See accompanying notes.

                                  TICKETMASTER

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                      YEAR
                                                                      ENDED           ELEVEN MONTHS
                                                                  DECEMBER 31,            ENDED
                                                              ---------------------   DECEMBER 31,
                                                                2000        1999          1998
                                                              ---------   ---------   -------------
OPERATING ACTIVITIES
Net loss....................................................  $(224,211)  $(121,368)    $ (17,219)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................      9,824       4,307         1,136
  Amortization of goodwill and other intangibles............    163,281      77,744        16,275
  Deferred marketing........................................      1,250         365            --
  Loss in unconsolidated affiliates.........................      3,884         272            --
  Investment losses, net....................................      8,814          --            --
  Stock compensation........................................      1,374          --            --
  Advertising contributed by USAi...........................      7,252         207            --
  Loss on disposal of fixed assets..........................        298          --            --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (1,968)     (2,439)         (818)
    Related parties receivable..............................      1,488      (1,129)         (184)
    Due from licensees......................................         (2)        610            27
    Prepaid expenses and other current assets...............     (2,124)     (1,399)         (475)
    Accounts payable........................................     (2,152)        677            36
    Accrued expenses........................................      5,987       4,765          (196)
    Deferred revenue and deferred rent......................      1,484       2,071           980
                                                              ---------   ---------     ---------
Net cash used in operating activities.......................    (25,521)    (35,317)         (438)
INVESTING ACTIVITIES
Capital expenditures........................................    (16,381)    (11,766)       (1,034)
Investments in unconsolidated affiliates....................    (10,488)    (12,857)           --
Proceeds from sale of investment in unconsolidated
  affiliates................................................      3,588          --            --
Acquisitions, net of cash acquired..........................     (1,759)       (472)           --
Proceeds from sale of marketable securities available for
  sale......................................................     40,474          --            --
Purchase of marketable securities available for sale........    (21,893)    (26,510)           --
Loan to unconsolidated affiliates...........................     (1,249)         --            --
Other.......................................................         36        (223)         (112)
                                                              ---------   ---------     ---------
Net cash used in investing activities.......................     (7,672)    (51,828)       (1,146)
FINANCING ACTIVITIES
Net distributions to Ticketmaster Corp......................         --          --        (5,549)
Net proceeds from exercise of options and warrants..........      4,897       4,266         1,609
Proceeds from initial public offering.......................         --          --       105,373
Costs associated with initial public offering...............         --        (861)         (384)
Additional investment from Ticketmaster Corp................         --      40,000            --
Payments on capital leases..................................       (941)     (1,413)         (324)
Payment on convertible promissory note......................         --          --       (50,000)
Other, net..................................................         --        (321)         (108)
                                                              ---------   ---------     ---------
Net cash provided by financing activities...................      3,956      41,671        50,617
Effect of exchange rate changes on cash and cash
  equivalents...............................................        (91)         19            --
Net cash acquired in Citysearch Merger......................         --          --        57,877
                                                              ---------   ---------     ---------
Net increase (decrease) in cash and cash equivalents........    (29,328)    (45,455)      106,910
Cash and cash equivalents at beginning of period............     61,455     106,910            --
                                                              ---------   ---------     ---------
Cash and cash equivalents at end of period..................  $  32,127   $  61,455     $ 106,910
                                                              =========   =========     =========

                                      See accompanying notes.

                                  TICKETMASTER

                                 (IN THOUSANDS)

                                                                      YEAR
                                                                      ENDED           ELEVEN MONTHS
                                                                  DECEMBER 31,            ENDED
                                                              ---------------------   DECEMBER 31,
                                                                2000        1999          1998
                                                              ---------   ---------   -------------
Supplemental statement of cash flow information
  Cash paid for:
    Interest................................................  $    (437)  $    (265)
    Income taxes............................................     (1,096)     (2,951)

  Noncash investing and financing information
    Mergers and acquisitions of businesses
      Fair value of assets acquired (including cash and cash
        equivalents and goodwill)...........................  $  58,622   $ 111,340     $ 226,339
    Less:
      Fair value of liabilities assumed.....................      3,294       4,248        61,373
      Issuance of Class B Common Stock......................     53,597     102,702            --
      Guaranteed additional Class B Common Stock issuance...         --       4,390            --
      Issuance of Class A Common Stock......................         --          --       147,648
      Contribution of tendered Citysearch Common Stock from
        USAi to Ticketmaster Corp...........................         --          --        17,318
                                                              ---------   ---------     ---------
        Cash paid...........................................  $   1,731   $      --     $      --
                                                              =========   =========     =========
    Acquisition of Sidewalk.com assets
      Issuance of Class B Common Stock......................              $ 238,000
      Issuance of Class B Common Stock Warrants.............                100,500
                                                                          ---------
        Fair value of assets acquired.......................              $ 338,500
                                                                          =========
      Investment in unconsolidated affiliates through
        issuance of Class B Common Stock....................              $  10,500

                            See accompanying notes.

                                  TICKETMASTER

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

1. ORGANIZATION, FORMATION AND BUSINESS

RECENT DEVELOPMENTS

    On November 21, 2000, the Company and USAi issued a joint press release announcing that they had entered into a definitive Contribution Agreement, dated as of November 20, 2000, pursuant to which USAi would contribute the business and operations of Ticketmaster Corp. to the Company in exchange for the issuance to USAi of 52 million shares of Class B Common Stock in addition to the shares of Class A and Class B Common Stock that USAi currently beneficially owns. This combination was completed on January 31, 2001 and upon completion, the Company was renamed "Ticketmaster" (see Note 14).

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

    In July 1997, USAi acquired a controlling interest in Ticketmaster Group through the issuance of shares of USAi common stock ("Ticketmaster Acquisition" by USAi). In June 1998, USAi completed its acquisition of Ticketmaster Group in a tax-free merger ("Tax-free Merger" and collectively with the Ticketmaster Acquisition by USAi is the "Ticketmaster Transaction"), pursuant to which each outstanding share of Ticketmaster Group common stock not owned by USAi was exchanged for 1.126 shares of USAi common stock. A portion of the Ticketmaster Group acquisition cost has been allocated to the assets acquired and liabilities assumed of Ticketmaster.com based on the fair value of the respective portion of Ticketmaster.com acquired in the Ticketmaster Transaction.

    On September 28, 1998, pursuant to an Amended and Restated Agreement and Plan of Reorganization dated as of August 12, 1998 (the "Merger Agreement"), by and among Citysearch, Inc. ("Citysearch"), USAi, Ticketmaster Group, Ticketmaster.com and Tiberius, Inc. ("Tiberius"), a wholly-owned subsidiary of Citysearch, Tiberius was merged with and into Ticketmaster.com, with Ticketmaster.com continuing as the surviving corporation and as a wholly-owned subsidiary of Citysearch (the "Merger"). In connection with the Merger Agreement, all issued and outstanding shares of Ticketmaster.com's Common Stock held by Ticketmaster Corp. were converted into an aggregate of 37,238,000 shares of Citysearch Common Stock and such shares were subsequently reclassified as Class A Common Stock of the Company. The Merger was accounted for using the "reverse purchase" method of accounting, pursuant to which Ticketmaster.com was treated as the acquiring entity for accounting purposes, and the assets acquired and liabilities assumed of Citysearch were recorded at their respective fair values. The accompanying financial statements prior to the Merger reflect the financial position, results of operations and cash flows of Ticketmaster.com. The accompanying financial statements, subsequent to the Merger, include the assets and liabilities of Citysearch and the results of operations of Citysearch from September 28, 1998. In connection with the Merger the name of the combined company was changed from Citysearch, Inc. to Ticketmaster Online-
Citysearch, Inc. ("the Company"). References throughout these financial statements to Ticketmaster.com and Citysearch relate to the individual businesses of Ticketmaster.com and Citysearch, respectively.

                                  TICKETMASTER

                               DECEMBER 31, 2000

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

                                  TICKETMASTER

                               DECEMBER 31, 2000

1. ORGANIZATION, FORMATION AND BUSINESS (CONTINUED)
PRO FORMA FINANCIAL DATA REFLECTING THE MERGER (UNAUDITED)

    The following unaudited pro forma information presents a summary of results of the Company assuming the Merger, Ticketmaster Transaction and the Tender Offer had occurred as of January 1, 1998, with pro forma adjustments to give effect to amortization of goodwill, certain other adjustments to conform to the terms of the License Agreement, and the related income tax effects. The pro forma information also gives effect to the Company's change in year ended January 31 to December 31. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effective on January 1, 1998.

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                              1998
                                                         --------------
                                                         (IN THOUSANDS,
                                                           EXCEPT PER
                                                          SHARE DATA)
Revenues...............................................     $ 40,157
Net loss...............................................      (72,598)
Net loss per share.....................................        (1.16)

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

                                  TICKETMASTER

                               DECEMBER 31, 2000

1. ORGANIZATION, FORMATION AND BUSINESS (CONTINUED)
    Customers include hotels, restaurants, taverns, movie theaters, museums and retail stores. The Company currently owns and operates sites in over 80 cities throughout the continental United States. The growth in cities is a result of aggressive expansion in addition to the acquisition of certain assets associated with the entertainment city guide portion of the Sidewalk.com Web site ("Sidewalk") from Microsoft Corporation ("Microsoft"). Through partnership and licensing agreements, the Company has an Internet presence in three domestic cities, as well as, over twenty international cities.

    During 1999, the Company entered into the online auctions and personals businesses through its acquisitions of CityAuction, Inc. ("CityAuction"), Match.com, Inc. ("Match.com"), and Web Media Ventures LLC ("Web Media"). CityAuction provides users the ability to auction their belongings over the Web to consumers in their own hometowns. Match.com and Web Media currently operate as two separate online personals operations under the same management team. In 2000, the Company acquired 2b Technology, Inc. ("2b Technology"), a box office software and ticketing company, and TicketWeb, Inc. ("TicketWeb"), a Web-based live event ticketing company. The Company has integrated these acquisitions into its other online offerings.

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

SEGMENTS

    The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company's chief operating decision maker reviews financial information to manage the business consistent with the manner presented in the consolidated financial statements. During the years ended December 31, 2000 and 1999 and the eleven months ended December 31, 1998, the Company operated in a single business segment operating as a local portal and online consumer service primarily in the United States. Through December 31, 2000, foreign operations have not been significant in revenue. As a result of the combination with Ticketmaster Group (the "Combination"), prior year financials will be restated in future filings to present the

                                  TICKETMASTER

                               DECEMBER 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Company as if it had been combined with Ticketmaster Group which will be similar to the presentation reported in Schedule 14C filed with the SEC in January 2001.

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

    The Company recognizes subscription revenues from infosites and online personals classifieds after the site has been built and upon confirmation of payment, respectively, over the period the services are

                                  TICKETMASTER

                               DECEMBER 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) provided. Royalty revenues are recognized when earned based on the revenues generated by the license or based on the minimum royalty provisions in the contract. Revenues from consultation and design services are recognized as the services are provided.

    Revenues from the sale of licenses for use of the Company's business and technology systems to its partner-led markets are generally recognized over the term of the license agreement or the period over which the relevant services are delivered. The Company's license agreements have terms ranging from five to eight years.

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

ACCOUNTS RECEIVABLE

    Concentration of credit risk with respect to trade receivables is limited based on the transaction size, the use of credit card and bank drafts as method of payment, the large volume of transactions and geographic dispersion of the Company's customers. The Company generally does not require collateral; however, credit losses have been historically within management's expectations and have not been significant.

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

    Assets acquired under capitalizable lease arrangements are recorded at the present value of the minimum lease payments. Amortization of assets capitalized under capital leases and leasehold

                                  TICKETMASTER

                               DECEMBER 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) improvements are computed using the straight-line method over the life of the asset or term of the lease, whichever is shorter, and is included in depreciation expense.

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

    The Company's acquisitions of CityAuction, Match.com and Web Media in 1999 and 2b Technology and TicketWeb in 2000 resulted in goodwill of $28.7, $42.4, $44.7, $20.5 and $33.5 million, respectively. In addition, the fair value of the consideration provided in exchange for the Sidewalk assets and distribution agreement, plus transaction costs amounted to $333.8 million and $5.0 million, respectively, and has been recorded in other intangible assets and deferred marketing, respectively. The Sidewalk intangible is being amortized over five years. The distribution agreement is being amortized over four years with the amortization expense included in sales and marketing.

    Accumulated amortization at December 31, 2000 and 1999 was $257.3 and $94.0 million, respectively.

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

                                  TICKETMASTER

                               DECEMBER 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
BASIC AND DILUTED LOSS PER SHARE

    Basic loss per share is determined by dividing the net loss by the weighted average shares of Common Stock outstanding during the period. Diluted loss per share are determined by dividing the net loss by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants and other convertible securities. Basic and diluted loss per share is the same for the years ended December 31, 2000 and 1999 and the eleven month period ended December 31, 1998 because the effects of outstanding stock options and warrants are antidilutive.

    The number of shares used in computing basic and diluted loss per share for the eleven month period ended December 31, 1998 includes the number of shares of Citysearch Common Stock exchanged in the Merger plus shares of Class A Common Stock of Citysearch outstanding and the number of shares of Class B Common Stock issued from the date of the Merger through December 31, 1998 calculated on a weighted average basis.

FINANCIAL INSTRUMENTS

    The estimated fair values of cash, accounts receivable, accounts payable, and accrued expenses approximate their carrying value because of the short term maturity of these instruments are indicative of market interest rates.

ADVERTISING COSTS

    Advertising costs are expensed as incurred. For the years ended
December 31, 2000 and 1999 and the eleven month period ended December 31, 1998, advertising costs amounted to $37.7, $16.0 and $1.5 million respectively.

    The Company has entered into several barter arrangements whereby the Company either assists in the design and hosting of a Web site in exchange for broadcast advertising or provides online advertising in return for television and online advertising. The fair value of these services was determined based on the cost of the services provided. The Company valued these barter transactions at $1.7, $1.1 and $0.3 million for the years ended December 31, 2000 and 1999 and the eleven months ended December 31, 1998. For the year ended December 31, 2000, $1.1 million and $0.6 million of the revenue was included in city guide and related revenue and sponsorship and advertising revenue, respectively, with the full amount recognized in sales and marketing expense. For the year ended December 31, 1999 and the eleven months ended December 31, 1998, the full amounts of $1.1 and $0.3 million are included in City guide and related revenue as well as recognized in sales and marketing expense in the accompanying consolidated statements of operations.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company periodically reviews its long-lived assets including its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (on an undiscounted basis) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is

                                  TICKETMASTER

                               DECEMBER 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

STOCK-BASED COMPENSATION

    As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In cases where exercise prices are less than fair value as of the grant date, compensation is recognized over the vesting period.

FOREIGN CURRENCY

    The functional currency of the Company's international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company believes that its revenue recognition practices are in conformity with the guidelines in SAB 101, and therefore this pronouncement has no impact on its financial statements.

    In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation: an interpretation of APB Opinion No. 25." Interpretation No. 44 provides clarification of certain issues, such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its practices are in conformity with this guidance, and therefore Interpretation No. 44 has no impact on its financial statements.

    In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus regarding Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires any shipping and handling costs billed to customers in a sale transaction to be classified as revenue. The Company believes that its revenue recognition of shipping and handling fees is in conformity with the consensus and therefore it has no impact on its financial statements.

                                  TICKETMASTER

                               DECEMBER 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years' balances to conform to the current year presentation.

3. ACQUISITIONS

ACQUISITION OF CITYAUCTION, INC.

    On March 29, 1999, the Company completed the acquisition of CityAuction, a person-to-person online auction community. In connection with the acquisition, the Company issued an aggregate of 793,726 shares of its Class B Common Stock for all the outstanding capital stock of CityAuction representing an aggregate purchase price of $27.3 million. The acquisition was accounted for using the purchase method of accounting which resulted in approximately $28.7 million of goodwill which is amortized over five years. The results of operations of CityAuction are included in the accompanying statement of operations from the date of acquisition.

    During the quarter ended December 31, 2000, the Company determined that its investment in CityAuction had suffered a decline in value. As such, the Company accelerated the amortization of goodwill associated with CityAuction, resulting in additional amortization expense of $18.7 million to fully reduce the carrying amount to its estimated fair value of zero.

ACQUISITION OF MATCH.COM, INC.

    On June 14, 1999, the Company completed the acquisition of Match.com, an Internet personals company. In connection with the acquisition, the Company issued 1,924,777 shares of Class B Common Stock to the former owners of Match.com representing a total purchase price of approximately $43.5 million. The acquisition was accounted for using the purchase method of accounting which resulted in approximately $42.4 million of goodwill which is being amortized over five years. The results of operations of Match.com are included in the accompanying statement of operations from the date of acquisition.

                                  TICKETMASTER

                               DECEMBER 31, 2000

3. ACQUISITIONS (CONTINUED)

ACQUISITION OF WEB MEDIA VENTURES, L.L.C.

    On September 13, 1999, the Company purchased all the outstanding limited liability company units ("Units") of Web Media. Web Media is an Internet personals company distributing its services through a network of affiliated Internet sites. In connection with the acquisition, the Company issued
1,204,215 million shares of Class B Common Stock in exchange for all of the Web Media Units and became obligated to issue $2.2 million of Class B Common Stock payable at the end of each quarter following the closing of the transaction and an additional number of shares of Class B Common Stock no later than 270 days after the closing of the transaction with the last installment subject to adjustment based on the achievement of certain revenue targets by Web Media. As a result, an additional 688,135 shares were issued resulting in a total purchase price of $45.0 million. The acquisition was accounted for using the purchase method of accounting. The acquisition has resulted in $44.7 million of goodwill which is being amortized by the Company over a period of five years. The results of operations of Web Media are included in the accompanying statement of operations from the date of acquisition.

TRANSACTION REGARDING SIDEWALK.COM

    On September 17, 1999, the Company acquired certain assets associated with the entertainment city guide (A&E) portion of Sidewalk from Microsoft. The Company also entered into a four year distribution agreement with Microsoft pursuant to which the Company became the exclusive provider of local city guide content on the Microsoft Network ("MSN") and the Company's internet personals Web sites became the premier provider of personals content to MSN. In addition, the Company and Microsoft entered into additional cross-promotional arrangements. In connection with these transactions, the Company issued to Microsoft 7.0 million shares of its Class B Common Stock and two warrants to purchase an aggregate of 4.5 million shares of its Class B Common Stock. The first warrant for 3.0 million shares has an initial exercise price of $30 per share, which adjusts downward by $0.0625 for each $0.0625 increase in the price of the Class B Common Stock over $30 at the time the warrant is exercised. At December 31, 2000, the exercise price of this warrant was determined to be $30. The second warrant for 1.5 million shares has a fixed exercise price of $60 per share of Class B Common Stock. Both warrants expire on September 17, 2004, five years from the date of issuance. The Company granted Microsoft certain registration rights in connection with the transaction. The impact of the Company's ownership of the Sidewalk assets is included in the accompanying statement of operations from the date the transaction closed.

    The fair value of the consideration provided in exchange for the Sidewalk assets and distribution agreement, including transaction costs, amounted to $338.8 million where $333.8 million has been recorded in goodwill and other intangibles in the accompanying consolidated balance sheet and $5.0 million has been allocated to the distribution agreement and recorded as deferred marketing in the accompanying balance sheet. The Sidewalk intangible of $333.8 million is being amortized over five years. The distribution agreement of $5.0 million is being amortized over four years with the amortization expense included in sales and marketing.

                                  TICKETMASTER

                               DECEMBER 31, 2000

3. ACQUISITIONS (CONTINUED)
ACQUISITION OF 2B TECHNOLOGY, INC.

    On January 31, 2000, the Company completed the acquisition of 2b Technology, Inc ("2b Technology"), a ticketing and software licensing company. In connection with the acquisition, the Company issued an aggregate of 757,959 shares of Class B Common Stock to the former owners of 2b Technology representing a purchase price of approximately $20.4 million. The acquisition is being accounted for using the purchase method of accounting. The acquisition resulted in $20.5 million of goodwill which is being amortized by the Company over a period of five years. The results of operations of 2b Technology are included in the accompanying statement of operations from the date of acquisition.

ACQUISITION OF TICKETWEB, INC.

    On May 26, 2000, the Company completed the acquisition of TicketWeb, Inc ("TicketWeb"), a web-based live event ticketing company. In connection with the acquisition, the Company issued 1,841,204 shares of Class B Common Stock to the former owners of TicketWeb representing a purchase price of approximately
$35.4 million. The acquisition is being accounted for using the purchase method of accounting. The acquisition resulted in $33.5 million of goodwill being recorded. The total amount of goodwill recorded is being amortized by the Company over a period of five years. The results of operations of TicketWeb are included in the accompanying statement of operations from the date of acquisition.

PRO FORMA FINANCIAL DATA 2000 ACQUISITIONS (UNAUDITED)

    The following unaudited pro forma information presents a summary of results of the Company assuming the acquisitions of CityAuction, Match.com, Web Media, the Sidewalk assets, 2b Technology and TicketWeb had occurred as of January 1, 1999, with pro forma adjustments to give effect to amortization of goodwill. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effective on January 1, 1999.

                                                       YEAR ENDED
                                                      DECEMBER 31,
                                                -------------------------
                                                   2000          1999
                                                -----------   -----------
                                                (IN THOUSANDS, EXCEPT PER
                                                       SHARE DATA)
Revenues......................................   $ 222,697     $ 120,743
Net loss......................................    (229,876)     (196,448)
Net loss per share............................       (2.59)        (2.28)

PRO FORMA FINANCIAL DATA 1999 ACQUISITIONS (UNAUDITED)

    The following unaudited pro forma information presents a summary of results of the Company assuming the acquisitions of CityAuction, Match.com, Web Media and the Sidewalk assets had occurred as of January 1, 1998, with pro forma adjustments to give effect to amortization of goodwill. The pro

                                  TICKETMASTER

                               DECEMBER 31, 2000

3. ACQUISITIONS (CONTINUED)
forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effective on January 1, 1998.

                                                       YEAR ENDED
                                                      DECEMBER 31,
                                                -------------------------
                                                   1999          1998
                                                -----------   -----------
                                                (IN THOUSANDS, EXCEPT PER
                                                       SHARE DATA)
Revenues......................................   $ 115,325     $  47,459
Net loss......................................    (182,950)     (161,543)
Net loss per share............................       (2.20)        (2.19)

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

    In October 1999, the Company purchased a minority equity position in foodline.com, Inc ("foodline.com"), a privately-held, online restaurant reservations company in exchange for $5.0 million cash. The Company and foodline.com also entered into a multi-year content sharing and distribution agreement. In March 2000, the Company sold $2.2 million of its interest in foodline.com for cost. The foodline.com investment is being accounted for using the equity method of accounting. In December 2000, foodline.com filed for Chapter 7 bankruptcy protection and ceased operations. The Company will recognize no further losses in the operations of foodline.com.

    In December 1999, the Company purchased a minority equity position in Active.com, Inc. ("Active.com"), a privately-held online local participatory sports registration and reservation company in exchange for $12.5 million cash and a commitment by the Company to provide $3.0 million in services to Active.com. The Company and Active.com also entered into a multi-year content sharing and distribution agreement. During the year ended December 31, 2000, Active.com held an additional round of financing during which the Company invested an additional $1.0 million. The Active.com investment is being accounted for using the cost method of accounting; however, at various times throughout the year ended December 31, 2000, the Company's ownership interest required recognizing equity losses in Active.com.

    In April 2000, the Company, along with several prominent Japanese companies, purchased an ownership interest in a joint venture called Walkerplus.com, Inc ("Walkerplus"), a privately-held, Japanese arts and entertainment online guide, in exchange for $2.9 million cash. The Company also entered into an exclusive five-year license to provide technology and business methods to the joint venture. The Walkerplus investment is being accounted for using the cost method of accounting.

    During the year ended December 31, 2000, the Company determined that certain equity investments had suffered declines in value that were other than temporary. As a result, the Company recognized losses totaling $10.2 million to both reduce its investments in FairMarket, foodline.com and

                                  TICKETMASTER

                               DECEMBER 31, 2000

4. EQUITY INVESTMENTS (CONTINUED)
Active.com to their aggregate fair value of $8.7 million, net of recognized equity losses, and to write-off their respective notes receivables.

    In February 1997, Citysearch entered into a partnership with the Toronto Star newspaper to launch Citysearch sites in Ontario, Canada. Citysearch contributed the Company's technology through a licensing agreement valued by the other partners at $391,000 and cash of $580,000 in exchange for a 20% interest in the partnership. The Company carries its investment in Toronto Star Citysearch at zero as the Company's proportionate share of losses exceeded the total amount invested. During the year ended December 31, 2000 the Company sold its investment in Toronto Star Citysearch for $1.4 million. The resulting gain is included in investment losses, net on the accompanying statement of operations.

5. COMPUTERS, SOFTWARE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Computers, software, equipment and leasehold improvements consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Computers and software......................................  $ 33,594   $20,179
Furniture and fixtures......................................     3,151     1,465
Leasehold improvements......................................     2,849       817
                                                              --------   -------
                                                                39,594    22,461
Less accumulated depreciation and amortization..............   (15,393)   (5,630)
                                                              --------   -------
                                                              $ 24,201   $16,831
                                                              ========   =======

    Depreciation and amortization expense was $9.8 million, $4.3 million and $1.1 million for the years ended December 31, 2000 and 1999 and the eleven month period ended December 31, 1998, respectively.

                                  TICKETMASTER

                               DECEMBER 31, 2000

6. INVESTMENTS

    At December 31, 2000 and 1999, marketable securities available-for-sale were as follows (in thousands):

                                                                    GROSS        GROSS      ESTIMATED
                                                                  UNREALIZED   UNREALIZED     FAIR
                                                         COST       GAINS        LOSSES       VALUE
                                                       --------   ----------   ----------   ---------
AS OF DECEMBER 31, 2000
U.S. Government and agencies.........................  $ 3,925        $15         $  (1)     $ 3,939
Corporate debt securities............................    4,004          9           (14)       3,999
                                                       -------        ---         -----      -------
                                                       $ 7,929        $24         $ (15)     $ 7,938
                                                       =======        ===         =====      =======
AS OF DECEMBER 31, 1999
U.S. Government and agencies.........................  $13,975        $--         $ (63)     $13,912
Corporate debt securities............................   12,535         --          (148)      12,387
                                                       -------        ---         -----      -------
                                                       $26,510        $--         $(211)     $26,299
                                                       =======        ===         =====      =======

    The contractual maturities of debt securities classified as available-for-sale as of December 31, 2000 are as follows (in thousands):

                                                               ESTIMATED
                                                                 FAIR
                                                      COST       VALUE
                                                    --------   ---------
Due in one year or less...........................   $6,932     $6,926
Due after one year through two years..............      997      1,012
                                                     ------     ------
Total.............................................   $7,929     $7,938
                                                     ======     ======

    Gross realized gains and losses from the sale of securities were not material. The specific identification method is used to determine a cost basis for computing realized gains and losses.

                                  TICKETMASTER

                               DECEMBER 31, 2000

7. INCOME TAXES

    The provision for income taxes consisted of the following (in thousands):

                                                    YEAR           YEAR       ELEVEN MONTHS
                                                    ENDED         ENDED           ENDED
                                                 DECEMBER 31   DECEMBER 31,   DECEMBER 31,
                                                    2000           1999           1998
                                                 -----------   ------------   -------------
Current:
    Federal....................................    $   --          $ --           $2,624
    Foreign....................................     1,474           464               82
    State......................................        --            --              754
                                                   ------          ----           ------
                                                    1,474           464            3,460
                                                   ------          ----           ------
Deferred:
    Federal....................................        --            --             (478)
    State......................................        --            --              (31)
                                                   ------          ----           ------
                                                       --            --             (509)
                                                   ------          ----           ------
Total income tax provision.....................    $1,474          $464           $2,951
                                                   ======          ====           ======

    The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:

                                                                                       ELEVEN
                                                    YEAR              YEAR             MONTHS
                                                   ENDED             ENDED             ENDED
                                                DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                    2000              1999              1998
                                                ------------      ------------      ------------
Statutory federal income tax expense
  (benefit)...................................       (34)%             (34)%             (35)%
Tax provision for earnings included in
  Ticketmaster Corp. consolidated return......        --                --                20
Non-deductible goodwill amortization..........        22                20                37
State income tax expense (benefit)............        (1)               (1)               --
Change in valuation allowance.................        13                14                --
Other.........................................        --                 1                (1)
                                                     ---               ---               ---
                                                       0%                0%               21%
                                                     ===               ===               ===

                                  TICKETMASTER

                               DECEMBER 31, 2000

7. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Deferred tax liabilities
    Depreciation............................................  $     --   $    199
    Software development....................................       788        788
    Other...................................................        --        296
                                                              --------   --------
Total deferred tax liabilities..............................       788      1,283

Deferred tax assets
    Net operating loss carryforwards........................    67,637     49,848
    Research and development credit carryforwards...........     1,344        644
    Vacation accruals.......................................       822        145
    Deferred revenue........................................     3,461        904
    Depreciation............................................       968         --
    Amortization............................................     4,253         --
    Other...................................................     2,450      1,610
                                                              --------   --------
Total deferred tax assets...................................    80,935     53,151
Valuation allowance.........................................   (80,147)   (51,868)
                                                              --------   --------
Net deferred tax assets.....................................  $     --   $     --
                                                              ========   ========

    The valuation allowance increased by approximately $28.0 and $20.0 million during the years ended December 31, 2000 and 1999, respectively. The valuation allowance recorded in connection with the Citysearch Merger was approximately $30.0 million. If the related deferred tax assets become realizable in the future, the reversal of the valuation allowance will be recorded as a reduction of goodwill. Also, approximately $3.5 million of the valuation allowance relates to stock option deductions, which if realized, will be charged to paid in capital. The Company had net operating loss carryforwards for federal and state income tax purposes at December 31, 2000 of approximately $176.0 million and $135.0 million, respectively. The federal carryforwards expire principally in the period from 2010 to 2019, and the state carryforwards expire principally in the period from 2004 to 2005. Utilization of the net operating loss carryforwards is subject to limitations as a result of ownership changes as defined in the Internal Revenue Code.

                                  TICKETMASTER

                               DECEMBER 31, 2000

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

    In July 1997, Citysearch established a defined contribution plan for certain qualified employees as defined in the plan. Participants may contribute from 1% to 20% of pretax compensation subject to certain liabilities. The plan does provide for certain discretionary contributions by the Company as defined in the plan. No Company contributions were made for the years ended December 31, 2000 or 1999 or the eleven months ended December 31, 1998. As a result of the merger, Ticketmaster.com employees incorporated their balances from the Ticketmaster Corp. 401(k) plan into the Citysearch plan.

9. RELATED PARTY TRANSACTIONS

    Prior to the Merger, Ticketmaster.com was part of a consolidated group and, as such, had significant transactions with related entities.

    In connection with the Merger, the Company entered into a license agreement with Ticketmaster Corp. (the License Agreement) under which the Company is required to pay Ticketmaster Corp. a royalty based on a percentage of the net profit the Company derives from online ticket sales. Ticketing operations cost primarily consists of costs associated with ticketing fulfillment provided by Ticketmaster Corp. including royalty fees of $31.2, $15.1 and $1.5 million as incurred under the License Agreement for the years ended December 31, 2000 and 1999 and the eleven months ended December 31, 1998, respectively. Included in related party receivable at December 31, 2000 and 1999 was $0.2 and $1.5 million representing unpaid ticketing fees, net of amounts due to Ticketmaster Corp. for direct expenses and royalty fees under the License Agreement.

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

    On December 2, 1999 USAi invested an additional $40 million in the Company through the acquisition of 1.3 million shares of Class B Common Stock by its wholly-owned subsidiary Ticketmaster Corp. Also during the years ended December 31, 2000 and 1999, the Company received additional equity investments of $7.3 and $0.2 million from USAi in the form of advertising on its wholly-owned television properties, Sci-Fi Channel and USA Network for no additional shares.

    Revenues from affiliated companies for the years ended December 31, 2000 and 1999 and the eleven month period ended December 31, 1998 amounted to $0.7, $1.1 and $0.5 million, respectively, primarily for Web site maintenance and license fee revenue. Included in related party receivables at December 31, 2000 and 1999 was $227,000 and $480,000 receivable from these affiliated companies.

                                  TICKETMASTER

                               DECEMBER 31, 2000

10. STOCKHOLDERS' EQUITY AND STOCK OPTIONS

    The Company has three classes of common stock. Holders of each share of Class A Common Stock have 15 votes. Each share of Class A Common Stock will automatically convert into one share of Class B Common Stock upon a "transfer," as defined, of such share except for transfers to certain parties. Holders of Class B Common Stock have rights in the Company's Restated Certificate of Incorporation similar to holders of Class A Common Stock except each share of Class B Common Stock carries one vote. Holders of Class C Common Stock have no voting rights. In December 1998, the Company completed its initial public offering of 8,050,000 shares of Class B Common Stock resulting in the receipt of net proceeds of $104.1 million.

    At December 31, 2000 the Company has reserved shares of Class B Common Stock for future issuance, excluding the potential conversion of Class A Common Stock, as follows (in thousands):

1996 Stock Option Plan......................................    1,079
1998 Stock Option Plan......................................    3,819
1999 Stock Option Plan......................................   10,999
2000 TicketWeb Stock Option Plan............................       42
1998 Employee Stock Purchase Plan...........................    1,200
Warrants to purchase Class B Common Stock...................    4,513
                                                               ------
Total.......................................................   21,652
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

1996 STOCK OPTION PLAN

    The Citysearch 1996 Stock Option Plan (1996 Stock Plan) authorized members of management to grant non-statutory stock options or incentive stock options to employees and consultants of the Company and its subsidiaries. As of December 31, 2000 the maximum number of shares of Common Stock to be issued under the Plan was 5,500,000 shares. Options granted under the 1996 Stock Plan are exercisable at various dates over their ten-year life and vest principally 25% after the first year and ratably over the remaining vesting period which is generally another three years. At December 31, 2000 there were options to purchase 1,078,635 shares of the Company's Class A Common Stock outstanding at a weighted average exercise price of $5.56 per share. No additional shares will be granted under this option plan.

                                  TICKETMASTER

                               DECEMBER 31, 2000

10. STOCKHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)
1998 STOCK OPTION PLAN

    The Company adopted the 1998 Stock Plan and reserved 4,000,000 shares of Class B Common Stock of the Company for issuance thereunder. The 1998 Stock Plan provides for the grant of incentive stock options to employees (including officers and employee directors) and for the grant of nonstatutory stock options and stock purchase rights ("SPRs") to employees, directors and consultants. Options granted under the 1998 Stock Plan are exercisable at various dates over their ten-year life and vest principally 25% after the first year and ratably over the remaining vesting period which is generally another two to three years. Unless terminated sooner, the 1998 Stock Plan will terminate automatically in September 2008. At December 31, 2000, there were options to purchase 2,901,832 shares of the Company's Class B Common Stock outstanding at a weighted average exercise price of $27.12 per share and 165,000 restricted shares of Class B Common Stock outstanding. Options to purchase 763,141 shares of Class B Common Stock were available for future grants at December 31, 2000. The outstanding restricted shares generally vest over three years with 20-25% of the shares vesting in the first and second years, and 50-60% of the shares vesting in the third year. Each restricted share may be purchased by the grantee for $0.01 per share and may be repurchased by the Company for $0.01 per share until the repurchase right lapses (the shares "vest"). For the year ended December 31, 2000, the Company recorded compensation expense in the amount of $1.4 million. As of December 31, 2000, the Company had outstanding shares of restricted stock the value of which the Company expects to amortize over 2001 and 2002 in the aggregate amount of approximately $5.0 million.

1999 STOCK OPTION PLAN

    The Company adopted the 1999 Stock Plan and reserved 11,000,000 shares of Class B Common Stock of the Company for issuance thereunder. The 1999 Stock Plan provides for the grant of incentive stock options to employees (including officers and employee directors) and for the grant of nonstatutory stock options and SPRs to employees, directors and consultants. Options granted under the 1999 Stock Plan are exercisable at various dates over their ten-year life and vest principally 25% after the first year and ratably over the remaining vesting period which is generally another two to three years. Unless terminated sooner, the 1999 Stock Plan will terminate automatically in December 2009. At
December 31, 2000, there were options to purchase 5,447,162 shares of the Company's Class B Common Stock outstanding at a weighted average exercise price of $28.40 per share. Options to purchase 5,551,559 shares of Class B Common Stock were available for future grants at December 31, 2000.

2000 TICKETWEB STOCK OPTION PLAN

    Upon acquiring TicketWeb, the Company adopted the 2000 TicketWeb Stock Plan and reserved 130,582 shares of Class B Common Stock of the Company for issuance thereunder. The 2000 TicketWeb Stock Plan provides for the grant of incentive stock options to the former employees of TicketWeb (including officers and employee directors) and for the grant of nonstatutory stock options and SPRs to the former employees, directors and consultants of TicketWeb. Options granted under the 1999 Stock Plan are exercisable at various dates over their ten-year life and vest principally 20% after the first year and ratably over the remaining vesting period which is generally another four years. Unless terminated sooner, the 2000 TicketWeb Stock Plan will terminate automatically in January 2010.

                                  TICKETMASTER

                               DECEMBER 31, 2000

10. STOCKHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)
At December 31, 2000, there were options to purchase 42,291 shares of the Company's Class B Common Stock outstanding at a weighted average exercise price of $11.14 per share. No additional shares will be granted under this option plan.

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

STOCK OPTION TABLE

    The following table summarizes certain information related to options for Common Stock:

                                                                                               WEIGHTED
                                                                                               AVERAGE
                                                          NUMBER OF                            EXERCISE
                                                            SHARES         PRICE PER SHARE      PRICE
                                                        --------------   -------------------   --------
                                                        (IN THOUSANDS)
Options assumed in Merger.............................       3,905        $ 0.10     $ 8.67     $ 3.67
    Granted...........................................         938          8.67      32.69      16.35
    Forfeited.........................................        (124)         0.50       8.67       4.23
    Exercised.........................................        (821)         0.10       0.75       9.19
                                                            ------
Outstanding at December 31, 1998......................       3,898          0.10      32.69       7.28
    Granted...........................................       5,550         20.37      39.37      31.97
    Forfeited.........................................      (1,008)         0.10      38.12      15.03
    Exercised.........................................        (955)         0.10      38.12       4.44
                                                            ------
Outstanding at December 31, 1999......................       7,485          0.10      39.37      24.55
    Options assumed in TicketWeb acquisition..........         131         10.64      22.73      11.14
    Granted...........................................       4,840          0.01      42.81      23.65
    Forfeited.........................................      (1,990)         0.50      42.81      25.60
    Exercised.........................................        (841)         0.01      38.12       5.96
                                                            ------
Outstanding at December 31, 2000......................       9,625          0.01      42.81      22.96
                                                            ======

                                  TICKETMASTER

                               DECEMBER 31, 2000

10. STOCKHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)
    Additional information with respect to outstanding options as of December 31, 2000 is as follows:

                                           OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                         -----------------------   --------------------------
                                                      WEIGHTED-
                                         WEIGHTED-     AVERAGE                      WEIGHTED-
                                          AVERAGE     REMAINING                      AVERAGE
      RANGE OF            NUMBER OF      EXERCISE    CONTRACTUAL     NUMBER OF      EXERCISE
   EXERCISE PRICES          SHARES         PRICE        LIFE           SHARES         PRICE
---------------------   --------------   ---------   -----------   --------------   ---------
                        (IN THOUSANDS)                             (IN THOUSANDS)
$ 0.01 to $16.87            2,272         $10.35         8.28          1,111          $6.30
 17.25 to  22.75            2,100          21.31         8.88            549          22.10
 25.06 to  38.12            2,748          27.27         9.03            728          29.65
 38.43 to  42.81            2,505          39.23         9.00            716          39.05
                            -----                                      -----
$ 0.01 to  42.81            9,625          25.33         8.82          3,104          22.96
                            =====                                      =====

    Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information includes options granted subsequent to the Merger using the Black-Scholes method at the date of grant based on the following assumptions:

                                                                2000       1999
                                                              --------   --------
Expected life (years).......................................   1 year     1 year
Risk-free interest rate.....................................     5.75%      5.64%
Dividend yield..............................................       --         --
Volatility..................................................       94%        65%

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                 YEAR ENDED          YEAR ENDED
                                              DECEMBER 31, 2000   DECEMBER 31, 1999
                                              -----------------   -----------------
                                                         (IN THOUSANDS)
Net loss, as reported.......................      $(224,211)          $(121,368)
Pro forma net loss..........................       (284,992)           (132,990)
Basic and diluted historical net loss per
  share,
  as reported...............................      $   (2.57)          $   (1.59)
Pro forma basic and diluted net loss per
  share.....................................          (3.26)              (1.75)

    The effects of applying SFAS 123 in this pro forma disclosure of the eleven months ended December 31, 1998 are not indicative of future amounts as the options include only three months of grants from the date of the Merger. Additional awards in future years are anticipated. The weighted-

                                  TICKETMASTER

                               DECEMBER 31, 2000

10. STOCKHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED) average fair value of options granted during the years ended December 31, 2000 and 1999 was $14.96 and $11.11, respectively, for options granted with an exercise price equal to the deemed fair market value, at the date of grant, of the underlying Common Stock. Through December 31, 2000, the Company recorded compensation expense related to certain stock options issued with exercise prices below the fair market value of the related common stock.

11. COMMITMENTS

LEASES

    The Company has noncancelable capital lease obligations for computers and equipment and leases its facilities and other office equipment under noncancelable operating lease agreements expiring through 2006. Certain of the Company's leases provide for free rent and escalations. The Company is responsible for other costs such as property taxes, insurance, maintenance and utilities.

    The following is a schedule of future minimum lease payments at December 31, 2000 (in thousands):

                                                     OPERATING   CAPITAL
                                                      LEASES      LEASES
                                                     ---------   --------
Year ended December 31:
    2001...........................................   $3,277      $ 436
    2002...........................................    1,687         35
    2003...........................................    1,229         --
    2004...........................................    1,007         --
    2005...........................................      441         --
    Thereafter.....................................      198         --
                                                      ------      -----
                                                      $7,839        471
                                                      ======
Less amount representing interest..................                (113)
                                                                  -----
Net present value of net minimum lease payments
  (including approximately $324 payable
  currently).......................................               $ 358
                                                                  =====

    During the years ended December 31, 2000 and 1999 and the eleven month period ended December 31, 1998, rent expense allocated from Ticketmaster Corp. and related to other leased facilities amounted to $4.3, $3.3, $0.6 million, respectively. The total costs and accumulated depreciation of equipment under capital leases amounted to $4.6 and $4.2 million, respectively, as of December 31, 2000, and $4.6 and $1.4 million, respectively, as of December 31, 1999.

12. LITIGATION

    The Company from time to time is party to various legal proceedings arising in the ordinary course of business. The Company is the plaintiff in various legal proceeding seeking injunctive relief and/or damages from third parties for breach of contract and unauthorized use of the Company's intellectual property. Management does not believe that any of the above matters will have a material adverse impact on its operating results, financial position or cash flows.

                                  TICKETMASTER

                               DECEMBER 31, 2000

12. LITIGATION (CONTINUED)
    The Company is defendant to a counter-claim brought by Tickets.com, Inc. in a lawsuit filed by the Company against Tickets.com. Tickets.com asserted claims for relief against the Company for violations of antitrust laws and laws governing restraint of trade and unfair competition and business practices, interference with contract and declaratory relief. Tickets.com seeks monetary damages which, if awarded, would have a material adverse affect on the Company. The Company is vigorously defending against the counter-claim and does not currently believe it will incur material damages in connection therewith.

    The Company is the nominal defendant in a shareholder derivative lawsuit brought by the plaintiffs on behalf of the Company against its directors in connection with the Combination. The plaintiffs allege, among other things, that the Combination is the product of unfair self-dealing, and that the consideration that the Company paid to USAi is unfair and excessive. The Company has indemnified its directors in connection with this suit. The plaintiffs seek to have the Court rescind or modify the Combination and also seek monetary damages, attorneys' fees and other costs of pursuing the lawsuit, which, if awarded, could have a material adverse affect on the Company. The Company believes that the suit is without merit, and expects all defendants to vigorously defend against the lawsuit and does not currently believe that the Combination will be rescinded or modified or that it will incur material damages on its behalf or on behalf of its directors in connection therewith.

13. QUARTERLY RESULTS (UNAUDITED)

                                                    QUARTER         QUARTER      QUARTER     QUARTER
                                                     ENDED           ENDED        ENDED       ENDED
                                                  DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                  ------------   -------------   --------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2000
Total revenue...................................    $ 55,660       $ 57,062      $ 61,401   $ 46,520
Loss from operations............................     (72,187)       (48,326)      (44,574)   (47,422)
Net loss........................................     (81,141)       (49,143)      (45,305)   (48,622)
Basic and diluted net loss per share............       (0.91)         (0.55)        (0.52)     (0.57)

YEAR ENDED DECEMBER 31, 1999
Total revenue...................................    $ 36,390       $ 27,411      $ 25,528   $ 15,971
Loss from operations............................     (49,312)       (32,724)      (23,876)   (18,883)
Net loss........................................     (48,925)       (31,787)      (22,916)   (17,740)
Basic and diluted net loss per share............       (0.58)         (0.41)        (0.31)     (0.25)

    Quarterly data may not sum to the full year data reported in the Company's consolidated financial statements due to rounding.

14. SUBSEQUENT EVENTS (UNAUDITED)

ACQUISITION OF TICKETMASTER GROUP, INC. AND ITS SUBSIDIARIES

    On January 31, 2001, pursuant to a contribution agreement dated
November 20, 2000 between the Company and USAi, the Company issued 52,000,000 shares of Class B Common Stock to USAi in exchange for Ticketmaster Group and its subsidiaries. Ticketmaster Group provides automated ticketing

                                  TICKETMASTER

                               DECEMBER 31, 2000

14. SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED) services to its client venues, promoters and sport franchises, which provide patrons with the alternatives of purchasing tickets through operator-staffed call centers, the Internet and independent sales outlets. The Combination will be accounted for as an exchange between entities under common control in a manner similar to the pooling of interests method of accounting. As a result of the Combination, prior year financials will be restated in future filings to present the Company as if it had been combined with Ticketmaster Group which will be similar to the presentation reported in Schedule 14C filed with the SEC in January 2001. Effects of the Combination are not included in the consolidated financial statements as the Combination was not consummated until after December 31, 2000.

    The following unaudited pro forma information presents a summary of results of the Company assuming the acquisition of Ticketmaster Group and its subsidiaries had occurred as of January 1, 1999. The unaudited pro forma financial data reflects the adjustments that will result from the combination as if it had occurred as of the beginning of the periods presented. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effective on January 1, 1999.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                            ---------------------
                                                              2000        1999
                                                            ---------   ---------
                                                            (IN MILLIONS, EXCEPT
                                                               PER SHARE DATA)
Revenues..................................................   $ 606.7     $ 498.5
Net loss..................................................    (230.0)     (115.3)
Net loss per share........................................     (1.65)      (0.90)

ACQUISITION OF RESERVEAMERICA HOLDINGS, INC.

    On February 12, 2001, the Company completed the acquisition of ReserveAmerica Holdings, Inc. ("ReserveAmerica"), the leading provider of campsite reservations. The Company paid $24.9 million in cash for the initial consideration due in the transaction. The purchase price will be increased for additional shares of the Company's common stock to be granted upon achievement of revenue targets based on the stock price at that time. The acquisition has been accounted for using the purchase method of accounting. The acquisition resulted in $24.6 million of goodwill recorded initially with adjustments to be made upon the issuance of additional shares if the revenue targets are achieved. The total amount of goodwill to be recorded approximates the purchase price which is being amortized by the Company over a period of ten years.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE
                                  BALANCE AT   TRANSFERRED   CHARGED TO    CHARGED TO                      BALANCE AT
                                  BEGINNING      AT THE      COSTS AND        OTHER                          END OF
                                  OF PERIOD      MERGER       EXPENSES    ACCOUNTS (B)    DEDUCTIONS (A)     PERIOD
                                  ----------   -----------   ----------   -------------   --------------   ----------
Allowance for doubtful accounts:

Year ended December 31, 2000....   $738,000      $    --     $4,036,800      $13,500        $2,398,800     $2,389,500
Year ended December 31, 1999....    187,500           --      1,780,700           --         1,230,200        738,000
Eleven months ended
  December 31, 1998.............         --       68,400        211,100           --            92,000        187,500

------------------------

(a) Represents amounts written off against the allowance for doubtful accounts, net of recoveries and reversals.

(b) In the year ended December 31, 2000 this relates to the amount from the acquisition of TicketWeb, Inc.