Form 10-Q
period 2001-03-31
TICKETMASTER
filed 2001-05-15
CIK 1006637

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2001

OR

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-25041

TICKETMASTER
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-4546874 (IRS Employer Identification No.)

3701 Wilshire Boulevard, Los Angeles, CA 90010
(Address of principal executive offices)

Telephone Number (213) 639-6100
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of March 31, 2001 there were 93,812,368 shares of the Registrant's Class B Common Stock outstanding and 47,270,920 shares of the Registrant's Class A Common Stock outstanding (in each case excluding shares of such class which are held by one of the Registrant's wholly-owned subsidiaries). Only the Company's Class B Common Stock is publicly traded.

TICKETMASTER

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TICKETMASTER

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	March 31, 2001	December 31, 2000
	(unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$125,126	$120,809
Marketable securities	2,019	7,938
Accounts receivable, ticket sales	58,397	32,395
Accounts receivable, trade	27,163	29,710
Contract advances	13,489	10,551
Prepaid expenses and other current assets	19,336	14,905

Total current assets	245,530	216,308
Property, equipment and leasehold improvements, net	74,896	88,386
Goodwill and other intangibles, net	1,162,679	1,185,948
Due from USAi	11,931	—
Other assets	58,363	52,301
Deferred income taxes, net	3,795	3,391

Total assets	$1,557,194	$1,546,334

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,200	$4,778
Accounts payable, trade	12,753	10,652
Accounts payable, clients	129,338	97,687
Accrued expenses	66,496	67,618
Due to USAi	23,967	—
Deferred revenue and other	15,764	14,764

Total current liabilities	252,518	195,499
Long-term debt, net of current portion	4,879	13,092
Due to USAi and affiliates	—	181,411
Other long-term liabilities	17,665	9,347
Minority interest	3,078	4,631
Stockholders' equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000,000 at March 31, 2001 Issued and outstanding—none	—	—
Class A Common Stock, $0.01 par value:
Authorized shares—100,000,000 at March 31, 2001 Issued and outstanding—47,270,920 and 47,718,879 at March 31, 2001 and December 31, 2000, respectively	473	477
Class B Common Stock—$0.01 par value:
Authorized shares—250,000,000 at March 31, 2001 Issued and outstanding—93,812,368 and 93,291,839 at March 31, 2001 and December 31, 2000, respectively	938	933
Class C Common Stock—$0.01 par value:
Authorized shares—2,883,506 at March 31, 2001 Issued and outstanding—none	—	—
Additional paid-in capital	1,695,139	1,516,484
Accumulated deficit	(411,555)	(371,922)
Accumulated other comprehensive loss	(5,941)	(3,618)

Total stockholders' equity	1,279,054	1,142,354

Total liabilities and stockholders' equity	$1,557,194	$1,546,334

See accompanying notes to condensed consolidated financial statements.

TICKETMASTER

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Three Months Ended March 31,
	2001	2000
	(unaudited)	(see Note 1)
Revenues:
Ticketing operations	$150,108	$127,961
City guide	12,384	10,077
Personals	8,544	6,898
Other	149	4,258

Total revenues	171,185	149,194

Operating costs and other expenses:
Ticketing operations	94,099	80,583
City guide operations	10,864	10,930
Personals operations	2,679	2,458
Other	142	5,930
Sales and marketing	21,840	19,892
General and administrative	27,239	21,559
Depreciation and amortization	51,107	47,774

Total operating costs and other expenses	207,970	189,126

Loss from operations	(36,785)	(39,932)

Other (income) expenses:
Interest income	(575)	(1,326)
Interest expense	1,649	1,923
Equity in net (income) loss of unconsolidated affiliates	(515)	1,870

Total other expenses	559	2,467

Loss before income taxes and minority interest	(37,344)	(42,399)
Minority interest in loss	(553)	(368)
Income tax provision	2,842	6,099

Net loss	$(39,633)	$(48,130)

Basic and diluted net loss per share	$(0.28)	$(0.35)

Shares used to compute basic and diluted net loss per share	141,067	137,409

See accompanying notes to condensed consolidated financial statements.

TICKETMASTER

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2001	2000
	(unaudited)	(see Note 1)
Operating activities:
Net loss	$(39,633)	$(48,130)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	51,107	47,774
Loss attributable to minority interests	(553)	(368)
Equity in net (income) loss of unconsolidated affiliates	(515)	1,870
Provision for deferred income taxes	(669)	(1,950)
Advertising provided by USAi	4,087	150
Non-cash compensation	343	343
Changes in operating assets and liabilities:
Accounts receivable, ticket sales	(26,513)	(11,691)
Accounts receivable, trade	3,269	1,860
Prepaid expenses and other current assets	(7,119)	(7,526)
Accounts payable, trade	652	(5,218)
Accounts payable, clients	33,048	4,094
Accrued expenses	2,066	4,142
Deferred revenue and other	2,522	(1,419)
Other, net	(393)	(759)

Net cash provided by (used in) operating activities	21,699	(16,828)

Investing activities:
Capital expenditures	(6,149)	(8,221)
Cash distributions from and sale of affiliates	—	2,167
Acquisitions, net of cash acquired	(32,364)	(97)
Proceeds from sale of marketable securities	5,936	8,257
Payment of merger costs	(598)	(378)
Other, net	—	(154)

Net cash provided by (used in) investing activities	(33,175)	1,574

Financing activities:
Advances from USAi	17,372	7,197
Proceeds from borrowings	751	—
Payments on long-term debt	(545)	(802)
Proceeds from minority shareholders, net	—	200
Dividends paid to minority shareholders	(1,000)	—
Proceeds from sale of subsidiary stock	556	2,311

Net cash provided by financing activities	17,134	8,906

Effect of exchange rate on cash and cash equivalents	(1,341)	237

Net increase (decrease) in cash and cash equivalents	4,317	(6,111)
Cash and cash equivalents at beginning of period	120,809	143,174

Cash and cash equivalents at end of period	$125,126	$137,063

See accompanying notes to condensed consolidated financial statements.

Ticketmaster
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1—The Company and Summary of Significant Accounting Policies

Description of Business

    Ticketmaster as currently organized was formed in January 2001, pursuant to the consummation of the provisions of a contribution agreement ("Contribution Agreement"), under which Ticketmaster Online-Citysearch, Inc. ("TMCS") acquired the equity and businesses of Ticketmaster Group, Inc. and its subsidiaries ("TGI") from USA Networks, Inc. ("USA Networks" or "USAi") in exchange for 52,000,000 new shares of TMCS' Class B Common Stock (the "Combination"). Upon the closing of the Combination, TMCS changed its name to "Ticketmaster."

    Ticketmaster (the "Company") provides automated ticketing services to its client venues, promoters and sport franchises, which provide patrons with the alternatives of purchasing tickets through operator-staffed call centers, the Internet and independent sales outlets. The Company produces and delivers comprehensive local city guides on the Internet, providing up-to-date information regarding arts and entertainment events, community events and activities, recreation, shopping, business and professional services and news/sports/weather to consumers in metropolitan areas. Ticketmaster also operates an online personals service providing singles with a way to meet others online and other Internet related businesses.

Basis of Presentation

    The Combination was accounted for as an exchange of assets between entities under common control in a manner similar to the pooling of interests method of accounting and, accordingly, prior periods have been restated to give effect to the Combination.

    For accounting purposes, the number of shares outstanding does not include 42,480,143 shares of Class A Common Stock and 50,260,401 shares of Class B Common Stock held by one of the Company's wholly-owned subsidiaries as they are treated similarly to shares held in treasury.

    The balance sheet at December 31, 2000 has been derived from the financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

    Separate operating results of the combined entities for the periods prior to the Combination included in the unaudited condensed consolidated financial statements are as follows:

	Three Months Ended March 31,
	2001	2000
	(in thousands)
Revenues
Ticketmaster Group, Inc. and subsidiaries	$49,609	$149,194
Ticketmaster Online-Citysearch, Inc.	19,897	46,520
Eliminations	(19,897)	(46,520)

Combined Ticketmaster	$49,609	$149,194

Net loss
Ticketmaster Group, Inc. and subsidiaries	$(8,007)	$(24,513)
Ticketmaster Online-Citysearch, Inc.	(15,521)	(48,622)
Eliminations	7,638	25,005

Combined Ticketmaster	$(15,890)	$(48,130)

    Eliminations above represent total revenues of TMCS and TGI's share of the net loss of TMCS that were consolidated in the total revenues and net loss of TGI, respectively.

    For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC") on April 2, 2001 and the definitive information statement on Schedule 14C filed with the SEC on January 11, 2001.

Basic and Diluted Loss per Share

    Basic loss per share is determined by dividing the net loss by the weighted average shares of Common Stock outstanding during the period. Diluted loss per share is determined by dividing the net loss by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants and other convertible securities. The calculation of basic and diluted loss per share adjusts the historical weighted average shares outstanding to reflect the 52,000,000 shares issued to USA Networks in the Combination as if issued at the beginning of the period. Basic and diluted loss per share are the same for the three months ended March 31, 2001 and 2000 because the effects of outstanding stock options and warrants are antidilutive.

Reclassifications

    Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

Note 2—Related Party Transactions

    As part of the Combination, USA Networks contributed advances outstanding of $172.5 million as of the closing date of the Combination to the Company.

    As a result of the Combination in January 2001, the Company has entered into a revolving credit facility with USA Networks that provided $25 million in available credit at USA Networks' rate of borrowing through May 1, 2001 and is payable upon demand (the "Revolver"). As of March 31, 2001, the Company owed USA Networks $24 million related to the terms of the Combination (the "Demand Note") and this amount is payable upon demand. The Company also had $0.2 million in outstanding letters of credit which were guaranteed by USA Networks (the "LOCs"). Both the Demand Notes and the LOCs reduce the amount of available credit under the Revolver.

    On February 1, 2001, USA Networks exercised its option under the Contribution Agreement to purchase TMC Realty, L.L.C. from the Company in exchange for the assumption of all of the liabilities of TMC Realty and promotional services equal in value to the amount by which $28.8 million exceeded the liabilities assumed by USA Networks. As a result, USA Networks is to provide the Company promotional services of approximately $16.0 million. This transaction was accounted for as an exchange of assets between entities under common control and, accordingly, the Company recognized additional paid-in capital of $5.3 million.

Note 3—Business Combination

    On February 12, 2001, the Company completed the acquisition of ReserveAmerica Holdings, Inc. ("ReserveAmerica"), the leading provider of campsite reservations. The Company paid approximately $24.9 million in cash for the initial consideration due in the transaction. The purchase price will be increased by the value of additional shares of the Company's Class B Common Stock or cash to be paid by the Company, if any, if certain financial targets are achieved in 2001 and 2002. The acquisition has been accounted for using the purchase method of accounting. The acquisition resulted in $22.4 million of goodwill recorded initially with adjustments to be made upon the issuance of shares if the financial targets are achieved. The total amount of goodwill recorded is being amortized by the Company over a period of ten years.

Note 4—Industry Segments

    The Company operates principally within the United States. For the three months ended March 31, 2001, the Company operated principally in three industry segments: ticketing operations, city guide and personals. Industry segment information is presented below for the three months ended March 31, 2001 and 2000. Industry segment information related to EBITDA represents the Company's earnings before interest, taxes, depreciation, amortization, minority interest, merger and other transaction costs, advertising provided by USA Networks (for which no consideration was paid by the Company), equity in net income (loss) of unconsolidated affiliates, investment losses, net and other income and expenses.

	Three Months Ended March 31,
	2001	2000
	(in thousands)
Revenues
Ticketing operations	$150,108	$127,961
City guide	12,384	10,077
Personals	8,544	6,898
Corporate and other	149	4,258

	$171,185	$149,194

EBITDA
Ticketing operations	$30,233	$27,384
City guide	(9,000)	(15,530)
Personals	264	903
Corporate and other	(3,088)	(4,765)

	$18,409	$7,992

    Reconciliation of EBITDA to consolidated loss before income taxes and minority interest:

	Three Months Ended March 31,
	2001	2000
	(in thousands)
Segment EBITDA	$18,409	$7,992
Depreciation and amortization	(51,107)	(47,774)
Advertising provided by USAi	(4,087)	(150)
Equity in net income (loss) of unconsolidated affiliates	515	(1,870)
Other expenses, net	(1,074)	(597)

Loss before income taxes and minority interest	$(37,344)	$(42,399)

Note 5—Comprehensive Loss

    Total comprehensive loss was approximately $42.0 million and $51.1 million for the three months ended March 31, 2001 and 2000, respectively.

Note 6—Litigation

    The Company from time to time is party to various legal proceedings arising in the ordinary course of business. The Company is the plaintiff in various legal proceedings seeking injunctive relief and/or damages from third parties for breach of contract and unauthorized use of the Company's intellectual property. Management does not believe that any of the above matters will have a material adverse impact on its operating results, financial position or cash flows.

    The Company is defendant to a counter-claim brought by Tickets.com, Inc. in a lawsuit filed by the Company against Tickets.com. Tickets.com asserted claims for relief against the Company for violation of antitrust laws and laws governing restraint of trade and unfair competition and business practices, interference with contract and declaratory relief. Tickets.com seeks monetary damages which, if awarded, would have a material adverse effect on the Company. The Company is vigorously defending against the counter-claim and does not currently believe it will incur material damages in connection therewith. See Part II, Item 1.

    The Company is the nominal defendant in a shareholder derivative lawsuit brought by the plaintiffs on behalf of the Company against its directors in connection with the Combination. The plaintiffs allege, among other things, that the Combination is the product of unfair self-dealing, and that the consideration that the Company paid to USAi is unfair and excessive. The Company has indemnified its directors in connection with this suit. The plaintiffs seek to have the Court rescind or modify the Combination and also seek monetary damages, attorneys' fees and other costs of pursuing the lawsuit, which, if awarded, could have a material adverse effect on the Company. The Company believes that the suit is without merit, and expects all defendants to vigorously defend against the lawsuit and does not currently believe that the Combination will be rescinded or modified or that it will incur material damages on its behalf or on behalf of its directors in connection therewith.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations, and include statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth below and elsewhere in this report. The following important factors, in addition to those discussed elsewhere in this document and in the documents which may be incorporated by reference, and in other public filings, press releases and discussions with Company management, could affect the future results and could cause these results to differ materially from those expressed in our forward-looking statements: material adverse changes in economic conditions generally or in the markets served by the Company; material changes in inflation; future regulatory and legislative actions affecting the Company's industry; competition from others; product demand and market acceptance; the ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the ability to expand into and successfully operate in foreign markets; and obtaining and retaining skilled workers. The forward-looking statements are based on the Company's expectations as of the date of this document and the Company undertakes no obligation to update these statements. The forward-looking statements herein do not include the potential impact of any mergers, acquisitions or other business combinations that may be completed after March 31, 2001.

Overview

    Ticketmaster as currently organized was formed in January 2001, pursuant to the consummation of the provisions of a contribution agreement, under which Ticketmaster Online-Citysearch, Inc. acquired the equity and businesses of Ticketmaster Group, Inc. and its subsidiaries from USA Networks, Inc. in exchange for 52,000,000 new shares of TMCS' Class B Common Stock. Upon the closing of the Combination, TMCS changed its name to "Ticketmaster."

    The Combination was accounted for as an exchange of assets between entities under common control in a manner similar to the pooling of interests method of accounting and, accordingly, prior periods have been restated to give effect to the Combination.

    Ticketmaster is the leading provider of automated ticketing services with domestic and foreign clients throughout the world, including many of the foremost entertainment facilities, promoters and professional sports franchises. Ticket orders are received and fulfilled through operator-staffed call centers, independent sales outlets remote to the facility box office and through the ticketmaster.com Web site. Revenue is generated principally from convenience and handling charges received by Ticketmaster for tickets sold on its clients' behalf. Ticketmaster generally serves as an exclusive agent for its clients and typically has no financial risk for unsold tickets. Ticketmaster is also a leading local portal and electronic commerce company that provides in-depth local content and services to help people get things done online. Ticketmaster's principal online operations are city guides, ticketing, personals and camping reservations. Ticketmaster's family of Web sites includes ticketmaster.com, citysearch.com, Match.com, reserveamerica.com, museumtix.com, ticketweb.com, cityauction.com and livedaily.com, among others.

Revenues

    Revenues are derived primarily from three sources: ticketing, city guide sponsorships and advertising and online personals subscriptions. Ticketing operations revenues primarily consist of convenience and handling charges generated through ticket sales. The sale of tickets for an event often commences several months prior to the date of the event. We recognize ticketing operations revenue when the ticket is sold. Fluctuations in ticket operations revenues occur largely as a result of changes in the number of tickets sold and change in the average revenue per ticket. The number of tickets sold can vary as a result of (i) additions or deletions to the list of client facilities serviced by us; (ii) fluctuations in the scheduling of events, particularly for popular performers; (iii) overall consumer demand for live entertainment events; and (iv) the percentage of tickets for events which are sold directly by clients and not through our distribution system. The average revenue per ticket will vary as a result of the amount of convenience and handling charges earned on each ticket. The amount of the convenience and handling charges typically varies based upon numerous factors, including the type of event, whether the ticket is purchased at a retail sales outlet, through call centers or via the Internet, as well as the services to be rendered to the client.

    City guide revenues consist of revenues derived primarily from Internet-based city guides in the form of revenue from custom-built Web sites and related consulting services and online advertising revenue. In city guide owned and operated markets, revenues are derived primarily from the sale to local businesses of Web sites which we create, host and maintain, and place in Citysearch's directory listings so that the businesses receive exposure to our users, as well as other forms of online advertising. Business Web site customers typically enter into one-year agreements that automatically convert to month-to-month contracts upon expiration. Other forms of online advertising are typically sold for periods of time shorter than one year. In partner-led markets, we derive licensing and royalty revenues from the licensing of our technology and business systems to third parties and from related consulting services and back office and hosting services.

    Personals revenues consist of subscription fees generated from customers who subscribe to our online matchmaking services for one to twelve months on our Match.com and other personals Web sites and related online advertising revenue.

Operating Costs

    Ticketmaster records ticketing operations costs specifically associated with the distribution of tickets sold through its system. The largest components of these costs are the clients' share of convenience and handling charges, payroll, telecommunication charges, commissions paid on tickets distributed through outlets away from the box office and credit card fees, along with data communication costs, and other expenses with lesser components including ticket stock and postage. City guide operating costs are associated with the design, development, testing, layout, photography, customer service and editorial resources used in production and maintenance of business Web sites and editorial content, network infrastructure maintenance and the costs of consulting services. Personals operating costs are associated with the production and maintenance of the matchmaking Web sites, network infrastructure maintenance costs and commissions paid to affiliates of our online matchmaking services.

EBITDA

    Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is defined as the Company's earnings before interest, taxes, depreciation, amortization, minority interest, merger and other transaction costs, advertising provided by USA Networks (for which no consideration was paid by the Company), equity in net income (loss) of unconsolidated affiliates, investment losses, net and other income and expenses. EBITDA is presented herein as a management tool and as a valuation methodology for companies in the media, entertainment and communications industries. EBITDA does not purport to represent cash provided by operating activities. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Results of Operations

    Revenues.  Revenues increased by $22.0 million, or 15%, to $171.2 million in the three months ended March 31, 2001 from $149.2 million for the three months ended March 31, 2000. The increase is primarily attributable to the increase of $22.1 million from ticketing operations.

    Operating Costs and Other Expenses.  For the three months ended March 31, 2001, operating costs and other expenses increased by $18.8 million, or 10%, to $208.0 million from $189.1 million in the 2000 quarterly period. The increase is primarily due to the $13.5 million increase in ticketing operations costs to support the 17% increase in ticketing operations revenues, the $5.7 million increase in general and administrative expenses and the $3.3 million increase in depreciation and amortization, offset by the $5.8 million decrease in other expenses due to the transfer of the Company's Electronic Commerce Service ("ECS") operations to USA Networks in June 2000. The increase in general and administrative expenses was primarily attributable to the acquisitions of Réseau Admission Inc., Concept Électronique Microflex Inc. and Admission Network USA Inc. (collectively, "Admission Canada") in April 2000, TicketWeb, Inc. ("TicketWeb") in May 2000, Essential Data Customer Systems ("EDCS") in July 2000 and ReserveAmerica in February 2001 and the acquisition of an increased interest in Ticketmaster Ireland (now equaling 60 percent) requiring consolidation. The increase in depreciation and amortization was primarily attributed to the acquisitions of 2b Technology, Inc. ("2b Technology") in January 2000, Admission Canada and TicketWeb and the increased depreciation expense resulting from capital expenditures during 2000, offset by the decrease in amortization related to the CityAuction acquisition as its goodwill was fully amortized in December 2000 and the transfer of the ECS operations.

    Interest Income.  Interest income decreased by $0.7 million, or 57%, to $0.6 million in the three months ended March 31, 2001 from $1.3 million in the three months ended March 31, 2000, primarily due to lower cash balances invested during the periods.

    Interest Expense.  Interest expense decreased by $0.3 million, or 14%, to $1.6 million in the three months ended March 31, 2001 from $1.9 million in the three months ended March 31, 2000, primarily due to lower borrowing levels.

    Equity in Net Income (Loss) of Unconsolidated Affiliates.  Equity in net loss of unconsolidated affiliates of $1.9 million during the three months ended March 31, 2000 primarily represents $2.1 million in the Company's portion of net losses of foodline.com, Inc. and Active.com, Inc., two companies in which the Company made minority equity investments in late 1999. These losses were offset by $0.2 million in net equity income from our minority investments in Ticketmaster-Mexico and Ticketmaster-Ireland. In December 2000, foodline.com, Inc. filed for Chapter 7 bankruptcy protection and ceased operations. We will not recognize further losses in the operations of foodline.com, Inc. Equity in net income of unconsolidated affiliates for the three months ended March 31, 2001 of $0.5 million represents income from our minority investment in Ticketmaster-Mexico.

    Income Tax Provision.  The provision for income taxes was $2.8 million and $6.1 million for the three months ended March 31, 2001 and 2000, respectively. This provision primarily reflects the income tax expense incurred by our foreign subsidiaries. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of non-deductible goodwill, foreign income taxes and operating losses not benefited. At March 31, 2001, the Company's balance sheet has a deferred tax asset of $62.9 million for a net operating loss which is fully offset by a valuation allowance. The Company will retain the valuation allowance until it is likely that the Company will be able to utilize the net operating loss. Each quarter, the Company will evaluate the need for the full valuation allowance. If the valuation allowance is released, some of the benefit will be reflected in the income tax provision and some will be reflected through an adjustment to goodwill.

Ticketing Operations

    Revenues from ticketing operations increased by $22.1 million, or 17%, to $150.1 million for the three months ended March 31, 2001 from $128.0 million for the three months ended March 31, 2000. The revenue increase is primarily due to an increase in the number of tickets sold, a 10% increase in average per ticket convenience and handling charge revenue (from $5.44 to $5.96), and, to a lesser extent, the acquisition of ReserveAmerica in February 2001. The increase in the number of tickets sold from 21.8 million to 23.6 million was primarily the result of an overall increase in tickets sold within existing markets and the acquisitions of Admission Canada in April 2000, TicketWeb in May 2000, and the consolidation of Ticketmaster Ireland.

    Cost related to ticketing operations revenues and other costs and expenses increased by $19.3 million, or 19%, to $119.9 million in the three months ended March 31, 2001 from $100.6 million in the three months ended March 31, 2000, primarily due to the increase in ticketing operations revenues as these costs are primarily variable in nature, and to a lesser extent, to the acquisitions of Admission Canada in April 2000, TicketWeb in May 2000, EDCS in July 2000 and ReserveAmerica in February 2001 and the consolidation of Ticketmaster Ireland. As a percentage of ticketing operations revenues, these costs increased slightly from 79% in the three months ended March 31, 2000 to 80% in the three months ended March 31, 2001, primarily as a result of higher clients' share of convenience and handling charges and increased expenses related to international growth, partially offset by greater fixed cost leverage and other factors.

    EBITDA for the three months ended March 31, 2001 increased by $2.8 million, or 10%, to $30.2 million from $27.4 million in the 2000 quarterly period.

City Guide

    City guide revenues increased $2.3 million, or 23%, to $12.4 million for the three months ended March 31, 2001 from $10.1 million for the three months ended March 31, 2000. This increase is primarily attributable to growth in revenue from operations from the owned and operated city guide markets and revenue from new city guide advertising products and services.

    Cost related to city guide revenues and other costs and expenses decreased by $4.2 million, or 15%, to $24.5 million in the three months ended March 31, 2001 from $28.7 million in the three months ended March 31, 2000. This decrease is primarily attributable to savings in compensation due to the reorganization of the city guide operations and reduced marketing expenses.

    EBITDA loss for the three months ended March 31, 2001 improved by $6.5 million, or 42%, to $9.0 million from $15.5 million in the 2000 quarterly period.

Personals

    Personals revenues increased $1.6 million, or 24%, to $8.5 million for the three months ended March 31, 2001 from $6.9 million for the three months ended March 31, 2000. This increase is primarily attributable to an 18% increase in new personals subscriptions.

    Cost related to personals revenues and other costs and expenses increased by $2.3 million, or 38%, to $8.3 million in the three months ended March 31, 2001 from $6.0 million in the three months ended March 31, 2000. This increase is attributable to advertising expense associated with the growth in the personals business.

    EBITDA for the three months ended March 31, 2001 decreased by $0.6 million, or 71%, to $0.3 million from $0.9 million in the 2000 quarterly period.

Other

    Other revenues decreased $4.2 million, or 97%, to $0.1 million in the three months ended March 31, 2001 from $4.3 million for the three months ended March 31, 2000, primarily due to the transfer of the ECS operations to USA Networks in June 2000. The related other operating expenses decreased $5.8 million, or 98%, to $0.1 million in the three months ended March 31, 2001 from $5.9 million in the three months ended March 31, 2000.

Liquidity and Capital Resources

    At March 31, 2001, we had cash, cash equivalents and marketable securities available for sale of $56.2 million for our own account, separate from funds held in accounts on behalf of venues and promoters. The Company historically has financed its operations with internally generated funds and advances from USA Networks and going forward will be financed primarily from internally generated funds.

    Net cash provided by operating activities was $21.7 million for the three months ended March 31, 2001 compared to net cash used in operating activities of $16.8 million for the three months ended March 31, 2000. The change primarily reflects timing differences in net cash collections on behalf of clients and a reduced net loss.

    Net cash used in investing activities was $33.2 million for the three months ended March 31, 2001. This cash was used primarily for acquisitions requiring $32.4 million and capital expenditures of $6.1 million offset by proceeds from the sale of marketable securities of $5.9 million. Net cash provided by investing activities was $1.6 million for the three months ended March 31, 2000. This cash was primarily provided by proceeds from sale of marketable securities of $8.3 million and cash distributions from affiliates of $2.2 million, offset by capital expenditures of $8.2 million.

    Net cash provided by financing activities was $17.1 million for the three months ended March 31, 2001. Net cash provided by financing activities was $8.9 million for the three months ended March 31, 2000. The amounts in both periods consist primarily of intercompany advances from USA Networks. As part of the Combination, the USA Networks advances as of the closing date of the Combination were contributed to the Company.

    As of March 31, 2001, we had no material commitments other than those under existing capital and operating lease agreements. We have experienced a substantial increase in our investing activities consistent with our infrastructure build out and expansion into other businesses that complement our current offerings. We will continue to evaluate possible acquisitions of, or investments in, businesses, products and technologies that are complementary to ours, which may require the use of cash. As a result of the Combination in January 2001, we have entered into a revolving credit facility with USA Networks that provided us with $25 million in available credit at USA Networks' rate of borrowing through May 1, 2001 and is now due upon demand (the "Revolver"). As of May 15, 2001, we owed USA Networks $24 million related to the terms of the Combination (the "Demand Note") and this amount must be repaid upon demand. We also had $0.2 million in outstanding letters of credit which were guaranteed by USA Networks (the "LOCs"). Both the Demand Notes and the LOCs reduce the amount of available credit under the Revolver. Our management believes that existing cash, cash equivalents, marketable securities, the Revolver, amounts available from other sources, including USA Networks, and the positive cash flow from the ticketing operations will be sufficient to meet our working capital and capital expenditures requirements for at least the next twelve months. Thereafter, we may be required to raise additional funds. We cannot assure you that we will not choose to or be required to raise additional financing prior to such time. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, we cannot assure you that additional financing will be available when needed or that, if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Foreign Currency Exchange Risk

    As the Company increases its operations in international markets it becomes increasingly exposed to volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company could become complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies.

    As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The Company does not hedge translation risks because cash flows from international operations are generally reinvested locally. Further, the Company does not enter into hedges to minimize volatility of reported earnings because the Company does not believe it is justified by the attendant cost.

    Foreign exchange gains and losses were not material to the Company's earnings for the three months ended March 31, 2001 and 2000.

Seasonality

    Ticketmaster's ticket sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by the client. The second quarter of the year generally experiences the most events.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    We are from time to time party to various legal proceedings arising in the ordinary course of our business. In addition to the legal proceedings described below, we are also party to various legal proceedings in which we are the plaintiff and seek injunctive relief and/or damages from third parties for breach of contract and unauthorized use of our intellectual property.

Tickets.com Litigation

    In the previously reported case of Ticketmaster Corporation and Ticketmaster Online-Citysearch, Inc. v. Tickets.com, Inc., Case No. 99-07654 HLH, the following matters have occurred since the Company's last disclosure in the Company's Annual Report on Form 10-K filed with the SEC on April 2, 2001: the Judge set a fact discovery schedule which is expected to run through March 2002 and a trial date in January 2003.

Ticketmaster Cash Discount Litigation

    As previously reported, on or about December 17, 1999, a purported class action lawsuit entitled Adriana Garza, et al. v. Southwest Ticketing, Inc., d/b/a Ticketron, Ticketmaster and Rainbow Ticketmaster, Ticketmaster Texas Management, Ticketmaster LLC, Ticketmaster Group, Inc., Ticketmaster Online- Citysearch, Inc. and the May Department Stores Company, Case No. C-5714-99-B, was filed in state court in the District Court of Hidalgo County, Texas, 93(rd) Judicial District. The plaintiff filed an amended class action petition in state court on June 20, 2000, which claims that Ticketmaster's practice of offering cash discounts against the amount of its service charges at outlets violated various state laws, and asserting an additional claim that the cash discount program in question violates a provision in a Merchant Services Bankcard Agreement between Ticketmaster and Chase Merchant Services L.L.C. and First Financial Bank. Plaintiff claims all consumers using VISA and MasterCard to purchase tickets from Ticketmaster are third-party beneficiaries of this contract. Plaintiff also filed on July 14, 2000 an amended class certification motion. In addition to the nine-state class sought by Plaintiff's original class certification request, the amended motion seeks the certification of a nationwide class of VISA and MasterCard customers since approximately April 1998 to prosecute the alleged third-party beneficiary claim. Ticketmaster filed a summary judgment motion on May 1, 2000 and Plaintiff filed a second amended motion for partial summary judgment on May 24, 2000. Ticketmaster denies the allegations. On July 20, 2000, Ticketmaster removed the case to federal court in McAllen, Texas on the grounds that the newly added third-party beneficiary claim raises a federal question under the Truth-in-Lending Act. On August 1, 2000, Plaintiff filed a motion to remand the case to state court. In December 2000, the plaintiff and defendants reached a tentative settlement of all issues, subject to final court approval. The parties agreed to a remand of the matter from federal court to state court on January 17, 2001. The case subsequently was voluntarily dismissed in state court and later refiled in federal court in Texarkana, Texas. On March 1, 2001, the federal court in Texarkana, Texas granted preliminarily approval of the settlement. On May 11, 2001, the Court granted final approval of the settlement. In doing so, the Court overruled all pending objections. We do not believe that the settlement will have a material impact on our financial condition or results of operations.

General

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

Item 2. Changes in Securities and Use of Proceeds

  (c)
  Sales of Unregistered Securities

    In January 2001, the Company issued 48,958,000 shares of Class B Common Stock to Ticketmaster Corporation ("TM Corp") in exchange for the equity interests and assets contributed by TM Corp to us in the first step of the Combination. In addition, on the same date, the Company issued 53,302,401 shares of Class B Common Stock and 42,480,143 shares of Class A Common Stock to USA Networks in part as consideration for the capital stock of TGI contributed to us by USA Networks in the second step of the Combination and in part to replace the number of shares of Class A and Class B Common Stock held by USA Networks through TM Corp prior to the Combination, which the Company now holds through TM Corp as a result of the Combination. The aggregate number of new shares issued by the Company in the Combination was 52,000,000 shares of Class B Common Stock.

    The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Exhibit Title	Notes
10.1	Letter Agreement between Ticketmaster Corporation and SFX Entertainment, Inc. dated as of November 13, 1998	+	*
10.2	Development and Services Agreement between Starwave Corporation and Ticketmaster Multimedia Holdings Inc. dated as of June 28, 1996	+
10.3	Reserved
10.4	Sponsorship Marketing Agreement between American Express Travel Related Services Company, Inc. and Ticketmaster Corporation dated as of April 1, 1999	+	*
10.5	License Agreement between Ticketmaster Corporation and Ticketmaster Group Limited Partnership dated as May 23, 1991, as amended	+
10.6	Amended and Restated Employment Agreement dated as of January 31, 2001 between Ticketmaster Corporation and Terry Barnes	+
10.7	Employment Agreement dated as of October 1, 1998 between Ticketmaster Corporation and Daniel R. Goodman	+
10.8	Employment Agreement dated as of February 1, 1998 between Ticketmaster Ticketing Company, Inc. and Timothy Wood	+
10.9	Employment Agreement dated as of January 1, 2001 between Ticketmaster Online-Citysearch, Inc. and Brad Serwin	+
10.10	Employment Agreement dated as of February 1, 1994 between Ticketmaster Corporation and Marc Bension, as amended	+
10.11	Settlement Statement dated as of November 20, 2000 between USA Networks, Inc. and Ticketmaster Online-Citysearch, Inc.	+
10.12	Wilshire Colonnade Office Lease dated as of November 5, 1998 between Colonnade Wilshire Corp and Ticketmaster-California, Inc., as amended	+

+
Filed herewith.

*
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(b)
Reports on Form 8-K

    On January 31, 2001, the Company filed a Current Report on Form 8-K relating to the registrant's closing of the Combination. This Current Report was subsequently amended on February 14, 2001.

    On February 1, 2001, the Company filed a Current Report on Form 8-K in connection with the release of the registrant's financial results for the quarter and year ended December 31, 2000. This Current Report was subsequently amended on February 2, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001	TICKETMASTER
	By:	/s/ JOHN PLEASANTS John Pleasants Chief Executive Officer (Principal Executive Officer)
	By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Chief Financial Officer, Executive Vice President (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title	Notes
10.1	Letter Agreement between Ticketmaster Corporation and SFX Entertainment, Inc. dated as of November 13, 1998	+	*
10.2	Development and Services Agreement between Starwave Corporation and Ticketmaster Multimedia Holdings Inc. dated as of June 28, 1996	+
10.3	Reserved
10.4	Sponsorship Marketing Agreement between American Express Travel Related Services Company, Inc. and Ticketmaster Corporation dated as of April 1, 1999	+	*
10.5	License Agreement between Ticketmaster Corporation and Ticketmaster Group Limited Partnership dated as May 23, 1991, as amended	+
10.6	Amended and Restated Employment Agreement dated as of January 31, 2001 between Ticketmaster Corporation and Terry Barnes	+
10.7	Employment Agreement dated as of October 1, 1998 between Ticketmaster Corporation and Daniel R. Goodman	+
10.8	Employment Agreement dated as of February 1, 1998 between Ticketmaster Ticketing Company, Inc. and Timothy Wood	+
10.9	Employment Agreement dated as of January 1, 2001 between Ticketmaster Online-Citysearch, Inc. and Brad Serwin	+
10.10	Employment Agreement dated as of February 1, 1994 between Ticketmaster Corporation and Marc Bension, as amended	+
10.11	Settlement Statement dated as of November 20, 2000 between USA Networks, Inc. and Ticketmaster Online-Citysearch, Inc.	+
10.12	Wilshire Colonnade Office Lease dated as of November 5, 1998 between Colonnade Wilshire Corp and Ticketmaster-California, Inc., as amended	+

+
Filed herewith.

*
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

QuickLinks

TICKETMASTER
FORM 10-Q INDEX
PART I—FINANCIAL INFORMATION
TICKETMASTER CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share information)
TICKETMASTER CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share information)
TICKETMASTER CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Ticketmaster Notes to Condensed Consolidated Financial Statements (unaudited)
PART II—OTHER INFORMATION
SIGNATURES
INDEX TO EXHIBITS