Form 10-Q
period 2001-06-30
TICKETMASTER
filed 2001-08-14
CIK 1006637

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2001

OR

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number: 0-25041

TICKETMASTER
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-4546874 (I.R.S. Employer Identification Number)

3701 Wilshire Boulevard, Los Angeles, CA 90010
(Address of principal executive offices)

(213) 639-6100
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of June 30, 2001 there were 97,509,843 shares of the Registrant's Class B Common Stock outstanding and 43,998,920 shares of the Registrant's Class A Common Stock outstanding (in each case excluding shares of such class which are held by one of the Registrant's wholly-owned subsidiaries). Only the Company's Class B Common Stock is publicly traded.

TICKETMASTER

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TICKETMASTER
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	June 30, 2001	December 31, 2000
	(unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$132,555	$120,809
Marketable securities	5,692	7,938
Accounts receivable, ticket sales	38,003	32,395
Accounts receivable, trade	30,096	29,710
Contract advances	11,534	10,551
Prepaid expenses and other current assets	16,269	14,905

Total current assets	234,149	216,308
Property, equipment and leasehold improvements, net	73,491	88,386
Goodwill and other intangibles, net	1,122,768	1,185,948
Due from USAi	2,987	—
Other assets	68,367	52,301
Deferred income taxes, net	3,807	3,391

Total assets	$1,505,569	$1,546,334

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$142	$4,778
Accounts payable, trade	11,706	10,652
Accounts payable, clients	125,027	97,687
Accrued expenses	64,943	67,618
Deferred revenue and other	15,008	14,764

Total current liabilities	216,826	195,499
Long-term debt, net of current portion	6,887	13,092
Due to USAi and affiliates	—	181,411
Other long-term liabilities	25,788	9,347
Minority interest	2,125	4,631
Stockholders' equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000,000 at June 30, 2001
Issued and outstanding—none	—	—
Class A Common Stock, $0.01 par value:
Authorized shares—100,000,000 at June 30, 2001
Issued and outstanding—43,998,920 and 47,718,879 at June 30, 2001 and December 31, 2000, respectively	440	477
Class B Common Stock—$0.01 par value:
Authorized shares—250,000,000 at June 30, 2001
Issued and outstanding—97,509,843 and 93,291,839 at June 30, 2001 and December 31, 2000, respectively	975	933
Class C Common Stock—$0.01 par value:
Authorized shares—2,883,506 at June 30, 2001
Issued and outstanding—none	—	—
Additional paid-in capital	1,698,240	1,516,484
Accumulated deficit	(441,036)	(371,922)
Accumulated other comprehensive loss	(4,676)	(3,618)

Total stockholders' equity	1,253,943	1,142,354

Total liabilities and stockholders' equity	$1,505,569	$1,546,334

See accompanying notes to condensed consolidated financial statements.

TICKETMASTER

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(unaudited)	(see Note 1)	(unaudited)	(see Note 1)
Revenues:
Ticketing operations	$163,898	$143,020	$314,006	$270,981
City guide	12,389	12,759	24,773	22,836
Personals	10,666	7,480	19,209	14,378
Other	—	2,789	149	7,047

Total revenues	186,953	166,048	358,137	315,242

Operating costs and other expenses:
Ticketing operations	104,252	90,886	198,350	171,469
City guide operations	10,430	11,730	21,294	22,660
Personals operations	3,146	2,194	5,825	4,652
Other	—	5,077	142	11,007
Sales and marketing	23,220	20,220	45,059	40,112
General and administrative	24,780	22,540	52,020	44,099
Depreciation and amortization	51,620	51,223	102,726	98,997

Total operating costs and other expenses	217,448	203,870	425,416	392,996

Loss from operations	(30,495)	(37,822)	(67,279)	(77,754)

Other (income) expenses:
Interest income	(727)	(851)	(1,302)	(2,177)
Interest expense	783	1,995	2,432	3,918
Equity in net (income) loss of unconsolidated affiliates	(426)	122	(941)	1,992

Total other (income) expenses	(370)	1,266	189	3,733

Loss before income taxes and minority interest	(30,125)	(39,088)	(67,468)	(81,487)
Minority interest in loss	(1,008)	(198)	(1,560)	(566)
Income tax provision	364	6,899	3,206	12,998

Net loss	$(29,481)	$(45,789)	$(69,114)	$(93,919)

Basic and diluted net loss per share	$(0.21)	$(0.33)	$(0.49)	$(0.68)

Shares used to compute basic and diluted net loss per share	141,355	138,753	141,212	138,081

See accompanying notes to condensed consolidated financial statements.

TICKETMASTER

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2001	2000
	(unaudited)	(see Note 1)
Operating activities:
Net loss	$(69,114)	$(93,919)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	102,726	98,997
Loss attributable to minority interests	(1,560)	(566)
Equity in net (income) loss of unconsolidated affiliates	(941)	1,992
Provision for deferred income taxes	(680)	(3,690)
Advertising provided by USAi	9,933	150
Non-cash compensation	687	687
Changes in operating assets and liabilities:
Accounts receivable, ticket sales	(5,988)	(4,318)
Accounts receivable, trade	750	2,570
Prepaid expenses and other current assets	(440)	2,929
Accounts payable, trade	69	(3,687)
Accounts payable, clients	26,672	6,848
Accrued expenses	(504)	17,597
Deferred revenue and other	2,072	973
Other, net	—	(560)

Net cash provided by operating activities	63,682	26,003

Investing activities:
Capital expenditures	(11,756)	(16,727)
Payments for investments in affiliates	—	(9,853)
Cash distributions from and sale of affiliates	—	2,167
Acquisitions, net of cash acquired	(31,674)	(32,306)
Proceeds from sale of marketable securities	6,954	14,312
Purchase of marketable securities	(4,694)	(8,840)
Payment of merger costs	(908)	(688)
Other, net	(1,618)	(2,751)

Net cash used in investing activities	(43,696)	(54,686)

Financing activities:
Advances from USAi	18,347	16,339
Proceeds from borrowings	751	—
Payments on long-term debt	(28,783)	(1,423)
Proceeds from minority shareholders, net	—	494
Dividends paid to minority shareholders	(1,000)	—
Net proceeds from exercise of options and warrants	3,317	3,304

Net cash (used in) provided by financing activities	(7,368)	18,714

Effect of exchange rate on cash and cash equivalents	(872)	(2,007)

Net increase (decrease) in cash and cash equivalents	11,746	(11,976)
Cash and cash equivalents at beginning of period	120,809	143,174

Cash and cash equivalents at end of period	$132,555	$131,198

See accompanying notes to condensed consolidated financial statements.

TICKETMASTER

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—The Company and Summary of Significant Accounting Policies

Description of Business

    Ticketmaster as currently organized was formed in January 2001 when, pursuant to the consummation of the provisions of a contribution agreement ("Contribution Agreement"), Ticketmaster Online-Citysearch, Inc. ("TMCS") acquired the equity and businesses of Ticketmaster Group, Inc. and its subsidiaries ("TGI") from USA Networks, Inc. ("USA Networks" or "USAi") in exchange for 52,000,000 new shares of TMCS' Class B Common Stock (the "Combination"). Upon the closing of the Combination, TMCS changed its name to "Ticketmaster."

    Ticketmaster (the "Company") provides automated ticketing services to its client venues, promoters and sport franchises, which provide patrons with the option of purchasing tickets through operator-staffed call centers, the Internet or independent sales outlets. In addition, the Company produces and delivers comprehensive local city guides on the Internet, providing up-to-date information regarding arts and entertainment events, community events and activities, recreation, shopping, business and professional services and news/sports/weather to consumers in metropolitan areas. Ticketmaster also operates an online personals service providing singles with a way to meet others online and other Internet related businesses.

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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

    For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC") on April 2, 2001 and the definitive information statement on Schedule 14C filed with the SEC on January 11, 2001.

Basic and Diluted Loss per Share

    Basic loss per share is determined by dividing the net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is determined by dividing the net loss by the weighted average number of shares of Common Stock outstanding plus the dilutive effects of stock options, warrants and other convertible securities. The calculation of basic and diluted loss per share adjusts the historical weighted average number of shares outstanding to reflect the 52,000,000 shares issued to USA Networks in the Combination as if issued at the beginning of the period. Basic and diluted loss per share are the same for the three and six months ended June 30, 2001 and 2000 because the effects of outstanding stock options and warrants are antidilutive.

Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During or by 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the results of operations and financial position of the Company.

Reclassifications

    Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

Note 2—Related Party Transactions

    As part of the Combination, USA Networks contributed advances outstanding of $172.5 million as of the closing date of the Combination to the Company.

    As a result of the Combination in January 2001, the Company entered into a revolving credit facility with USA Networks that provided $25 million in available credit at USA Networks' rate of borrowing through May 1, 2001 and was payable upon demand (the "Revolver"). The Revolver has expired. During the six months ended June 30, 2001, the Company borrowed and repaid USA Networks $24 million related to the terms of the Combination. The Company also has $0.2 million in outstanding letters of credit which are guaranteed by USA Networks.

    On February 1, 2001, USA Networks exercised its option under the Contribution Agreement to purchase TMC Realty, L.L.C. from the Company in exchange for the assumption of all of the liabilities of TMC Realty and promotional services equal in value to the amount by which $28.8 million exceeded the liabilities assumed by USA Networks. As a result, USA Networks is to provide the Company promotional services of approximately $16.0 million. This transaction resulted in the recognition of additional paid-in capital of $5.3 million.

Note 3—Business Combination

    On February 12, 2001, the Company completed the acquisition of ReserveAmerica Holdings, Inc. ("ReserveAmerica"), a leading provider of campsite reservations. The Company paid approximately $24.9 million in cash for the initial consideration due in the transaction. The purchase price will be increased by the value of additional shares of the Company's Class B Common Stock and/or cash to be paid by the Company, if certain financial targets are achieved in 2001 and 2002. The acquisition has been accounted for using the purchase method of accounting. The acquisition resulted in $22.4 million of goodwill recorded initially with adjustments to be made in the event that shares are issued upon achievement of certain financial targets. The total amount of goodwill recorded is being amortized by the Company over a period of ten years.

Note 4—Industry Segments

    The Company operates principally within the United States. For the three and six months ended June 30, 2001, the Company operated principally in three industry segments: ticketing operations, city guide and personals. Industry segment information is presented below for the three and six months ended June 30, 2001 and 2000. Industry segment information related to EBITDA represents the Company's earnings before interest, taxes, depreciation, amortization, minority interest, merger and other transaction costs, advertising provided by USA Networks (for which no cash was paid by the Company), non-cash compensation, equity in net income (loss) of unconsolidated affiliates, investment losses, net and other income and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands)
Revenues
Ticketing operations	$163,898	$143,020	$314,006	$270,981
City guide	12,389	12,759	24,773	22,836
Personals	10,666	7,480	19,209	14,378
Corporate and other	—	2,789	149	7,047

	$186,953	$166,048	$358,137	$315,242

EBITDA
Ticketing operations	$35,521	$31,567	$65,754	$58,951
City guide	(8,288)	(13,731)	(17,288)	(29,261)
Personals	2,843	1,660	3,107	2,563
Corporate and other	(2,762)	(5,751)	(5,506)	(10,173)

	$27,314	$13,745	$46,067	$22,080

Reconciliation of EBITDA to consolidated loss before income taxes and minority interest:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands)
Segment EBITDA	$27,314	$13,745	$46,067	$22,080
Depreciation and amortization	(51,620)	(51,223)	(102,726)	(98,997)
Advertising provided by USAi	(5,846)	—	(9,933)	(150)
Non-cash compensation	(343)	(344)	(687)	(687)
Equity in net income (loss) of unconsolidated affiliates	426	(122)	941	(1,992)
Other expenses, net	(56)	(1,144)	(1,130)	(1,741)

Loss before income taxes and minority interest	$(30,125)	$(39,088)	$(67,468)	$(81,487)

Note 5—Comprehensive Loss

    Total comprehensive loss was approximately $28.2 million and $49.3 million for the three months ended June 30, 2001 and 2000, respectively. Total comprehensive loss was approximately $70.1 million and $100.5 million for the six months ended June 30, 2001 and 2000, respectively.

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

    The Company is defendant to a counter-claim brought by Tickets.com, Inc. in a lawsuit filed by the Company against Tickets.com. Tickets.com asserted claims for relief against the Company for violation of antitrust laws and laws governing restraint of trade and unfair competition and business practices, interference with contract and declaratory relief. Tickets.com seeks monetary damages which, if awarded, would have a material adverse effect on the Company. The Company is vigorously defending against the counter-claim and believes it is likely to prevail, but can give no assurances that it will not incur material damages in connection therewith.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                of Operations

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto included elsewhere in this report. The Combination was accounted for as an exchange of assets between entities under common control in a manner similar to the pooling of interests method of accounting and, accordingly, prior periods have been restated to give effect to the Combination. This discussion contains forward-looking statements about the Company, including statements concerning its future product plans. These forward-looking statements involve risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations, and include statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth below and elsewhere in this report. The following important factors, in addition to those discussed elsewhere in this document and in the documents which may be incorporated by reference, and in other public filings, press releases and discussions with Company management, could affect the future results and could cause these results to differ materially from those expressed in our forward-looking statements: the Company may not realize the synergies and other intended benefits of the combination of Ticketmaster and Ticketmaster Online-Citysearch; the Company may have difficulty overcoming problems associated with rapid expansion and growth; the dependence of the Company's business on entertainment, sporting and leisure events; quarterly fluctuations in the Company's revenues which could adversely affect the market price of the Company's stock; the risks of operating internationally; the dependence of the Company on its relationships with clients; the Company's future capital needs and the uncertainty of additional financing; the Company's dependence on key personnel and need to hire additional qualified personnel; control of the Company by USA Networks, Inc.; the potential for conflicts of interest between the Company and USA Networks, Inc.; the Company's need to continue to promote its brands; risks associated with competition; the Company's reliance on third party technology; network security risks; the Company's need to be able to adapt to rapid technological changes; liability associated with the information displayed or accessed on the Company's Web sites; intellectual property infringement risks; risks associated with changing legal requirements on the Company's operations, including privacy concerns; litigation risks; the dilutive effect of future acquisitions; risks associated with the failure to maintain the Company's domain names; the risk to its stock price associated with the Company's anti-takeover provisions; the risk associated with ongoing litigation and governmental investigations related to the Company's business practices; material adverse changes in economic conditions generally or in the markets served by the Company; material changes in inflation; future regulatory and legislative actions affecting the Company's industry; product demand and market acceptance; the ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms and obtaining and retaining skilled workers. The forward-looking statements are based on the Company's expectations as of the date of this document and the Company undertakes no obligation to update these statements. The forward-looking statements herein do not include the potential impact of any mergers, acquisitions or other business combinations that may be completed after June 30, 2001.

Overview

    Ticketmaster as currently organized was formed in January 2001 when Ticketmaster Online-Citysearch, Inc. acquired the equity and businesses of Ticketmaster Group, Inc. and its subsidiaries from USA Networks, Inc. in exchange for 52,000,000 new shares of TMCS' Class B Common Stock. Upon the closing of the Combination, TMCS changed its name to "Ticketmaster."

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

Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite levels will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During or by 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the results of operations and financial position of the Company.

Revenues

    Revenues are derived primarily from three sources: ticketing, city guide sponsorships and advertising and online personals subscriptions. Ticketing operations revenues primarily consist of convenience and handling charges generated through ticket sales. The sale of tickets for an event often commences several months prior to the date of the event. The Company recognizes ticketing operations revenue when the ticket is sold. Fluctuations in ticket operations revenues occur largely as a result of changes in the number of tickets sold and change in the average revenue per ticket. The number of tickets sold can vary as a result of (i) additions or deletions to the list of client facilities serviced by us; (ii) fluctuations in the scheduling of events, particularly for popular performers; (iii) overall consumer demand for live entertainment events; and (iv) the percentage of tickets for events which are sold directly by clients and not through our distribution system. The average revenue per ticket will vary as a result of the amount of convenience and handling charges earned on each ticket. The amount of the convenience and handling charges typically varies based upon numerous factors, including the type of event, whether the ticket is purchased at a retail sales outlet, through call centers or via the Internet, as well as the services to be rendered to the client.

    City guide revenues consist of revenues derived primarily from online advertising revenue and related licensing and consulting services. In city guide owned and operated markets, revenues are derived primarily from the sale to local businesses of Web sites which the Company creates, hosts and maintains, and places in Citysearch's directory listings so that the businesses receive exposure to

Citysearch's users, as well as other forms of online advertising. Business Web site customers typically enter into one-year agreements that automatically convert to month-to-month contracts upon expiration. Other forms of online advertising are typically sold for periods of time shorter than one year. In partner-led markets, the Company derives licensing and royalty revenues from the licensing of our technology and business systems to third parties and from related consulting services and back office and hosting services.

    Personals revenues consist of subscription fees generated from customers who subscribe to our online matchmaking services for one to twelve months on our Match.com and other personals Web sites and related online advertising revenue.

Operations Costs

    Ticketmaster records ticketing operations costs specifically associated with the distribution of tickets sold through its system. The largest components of these costs are the clients' share of convenience and handling charges, salaries and benefits related to ticketing operations, telecommunication charges, commissions paid on tickets distributed through outlets away from the box office and credit card fees, along with data communication costs, and other expenses with lesser components including ticket stock and postage. City guide operations costs are associated with the design, development, testing, layout, photography, customer service and editorial resources used in production and maintenance of business Web sites and editorial content, network infrastructure maintenance and the costs of consulting services. Personals operations costs are associated with the production and maintenance of the matchmaking Web sites, commissions paid to affiliates of our online matchmaking services and network infrastructure maintenance costs.

EBITDA

    Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is defined as the Company's earnings before interest, taxes, depreciation, amortization, minority interest, merger and other transaction costs, advertising provided by USA Networks (for which no cash was paid by the Company), non-cash compensation, equity in net income (loss) of unconsolidated affiliates, investment losses, net and other income and expenses. EBITDA is presented herein as a management tool and as a valuation methodology for companies in the media, entertainment and communications industries. EBITDA does not purport to represent cash provided by operating activities. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Results of Operations

    Revenues.  Revenues increased by $21.0 million, or 13%, to $187.0 million in the three months ended June 30, 2001 from $166.0 million for the three months ended June 30, 2000. The increase is primarily attributable to the increase of $20.9 million from ticketing operations. Revenues increased by $42.9 million, or 14%, to $358.1 million in the six months ended June 30, 2001 from $315.2 million for the six months ended June 30, 2000, primarily attributable to the $43.0 million increase from ticketing operations.

    Operating Costs and Other Expenses.  For the three months ended June 30, 2001, operating costs and other expenses increased by $13.5 million, or 7%, to $217.4 million from $203.9 million in the 2000 quarterly period. The increase is primarily due to the $13.4 million increase in ticketing operations costs to support the 15% increase in ticketing operations revenues, the $3.0 million increase in sales and marketing costs and the $2.3 million increase in general and administrative expenses, offset by the $5.1 million decrease in other expenses primarily due to the transfer of the Company's Electronic Commerce Service ("ECS") operations to USA Networks in June 2000. The increase in sales and marketing costs was primarily attributed to advertising provided by USA Networks for which no cash was paid by Ticketmaster and distribution deals with MSN, AOL and Yahoo! offset by savings in compensation due to the reorganization of the city guide operations and reduced marketing expenses. The increase in general and administrative expenses was primarily attributable to the acquisitions of Essential Data Customer Systems ("EDCS") in July 2000 and ReserveAmerica in February 2001 and the acquisition of an increased interest in Ticketmaster-Ireland (now equaling 60 percent) requiring consolidation.

    For the six months ended June 30, 2001, operating costs and other expenses increased by $32.4 million, or 8%, to $425.4 million from $393.0 million in the 2000 six-month period. The increase is primarily due to the $26.9 million increase in ticketing operations costs to support the 16% increase in ticketing operations revenues, the $7.9 million increase in general and administrative expenses, the $5.0 million increase in sales and marketing costs and the $3.7 million increase in depreciation and amortization, offset by the $10.9 million decrease in other expenses primarily due to the transfer of the ECS operations in June 2000. The increase in general and administrative expenses was primarily attributable to the acquisitions of Réseau Admission Inc., Concept Électronique Microflex Inc. and Admission Network USA Inc. (collectively, "Admission Canada") in April 2000, TicketWeb, Inc. ("TicketWeb") in May 2000, EDCS in July 2000, ReserveAmerica in February 2001 and the consolidation of Ticketmaster-Ireland. Without these acquisitions, general and administrative expenses remained constant as a percentage of total revenues. The increase in sales and marketing costs was primarily attributed to advertising provided by USA Networks for which no cash was paid by Ticketmaster and distribution deals with MSN, AOL and Yahoo! offset by savings in compensation due to the reorganization of the city guide operations and reduced marketing expenses. The increase in depreciation and amortization was primarily attributed to the acquisitions of 2b Technology, Inc. ("2b Technology") in January 2000, Admission Canada in April 2000, TicketWeb in May 2000 and ReserveAmerica in February 2001 and the increased depreciation expense resulting from capital expenditures during 2000, offset by the decrease in amortization related to the CityAuction acquisition as its goodwill was fully amortized in December 2000 and the transfer of the ECS operations in June 2000.

    Interest Income.  Interest income decreased by $0.2 million, or 15%, to $0.7 million in the three months ended June 30, 2001 from $0.9 million in the three months ended June 30, 2000, primarily due to lower cash balances invested during the periods. For the six months ended June 30, 2001, interest income decreased by $0.9 million, or 40%, to $1.3 million from $2.2 million in the 2000 six-month period, primarily due to lower cash balances invested during the periods.

    Interest Expense.  Interest expense decreased by $1.2 million, or 61%, to $0.8 million in the three months ended June 30, 2001 from $2.0 million in the three months ended June 30, 2000, primarily due to lower borrowing levels. For the six months ended June 30, 2001, interest expense decreased by $1.5 million, or 38%, to $2.4 million from $3.9 million in the 2000 six-month period, primarily due to lower borrowing levels.

    Equity in Net Income (Loss) of Unconsolidated Affiliates.  Equity in net income of unconsolidated affiliates for the three months ended June 30, 2001 and for the six months ended June 30, 2001 of $0.4 million and $0.9 million, respectively, represents income from the Company's minority investment in Ticketmaster-Mexico. Equity in net loss of unconsolidated affiliates of $0.1 million during the three months ended June 30, 2000 primarily represents $0.4 million, in the Company's portion of net losses of foodline.com, Inc. and Active.com, Inc., two companies in which the Company made minority equity investments in late 1999, offset by $0.3 million in net equity income from the Company's minority investments in Ticketmaster-Mexico and Ticketmaster-Ireland. Equity in net loss of unconsolidated affiliates of $2.0 million during the six months ended June 30, 2000 primarily represents $2.6 million in the Company's portion of net losses of foodline.com, Inc. and Active.com, Inc. offset by $0.6 million in net equity income from the Company's minority investments in Ticketmaster-Mexico and Ticketmaster-Ireland. In December 2000, foodline.com, Inc. filed for Chapter 7 bankruptcy protection and ceased operations. The Company will not recognize further losses in the operations of foodline.com, Inc.

    Income Tax Provision.  The provision for income taxes was $0.4 million and $6.9 million for the three months ended June 30, 2001 and 2000, respectively. The provision for income taxes was $3.2 million and $13.0 million for the six months ended June 30, 2001 and 2000, respectively. The provision for the 2001 period primarily reflects the income tax expense incurred by our foreign subsidiaries and benefits from certain domestic operating losses. Prior to the Combination, the Company could not utilize these domestic operating losses for tax purposes and the provision for the 2000 period was higher as a result. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of non-deductible goodwill, foreign income taxes and operating losses not benefited. At June 30, 2001, the Company's balance sheet has a deferred tax asset of $62.9 million for a net operating loss which is fully offset by a valuation allowance. The Company will retain the valuation allowance until it is likely that the Company will be able to utilize the net operating loss. Each quarter, the Company will evaluate the need for the full valuation allowance. If the valuation allowance is released, some of the benefit will be reflected in the income tax provision and some will be reflected through an adjustment to goodwill.

Ticketing Operations

    Revenues from ticketing operations increased by $20.9 million, or 15%, to $163.9 million for the three months ended June 30, 2001 from $143.0 million for the three months ended June 30, 2000. Revenue from ticketing operations increased by $43.0 million, or 16%, to $314.0 million for the six months ended June 30, 2001 from $271.0 million for the six months ended June 30, 2000. The revenue increases are primarily due to an increase in average per ticket convenience and handling charge revenue (7% increase from $5.89 to $6.29 for the three-month period and 8% increase from $5.68 to $6.13 for the six-month period), an increase in the number of tickets sold, and, to a lesser extent, the acquisition of ReserveAmerica in February 2001 offset in part by lower revenues from the Company's subsidiary that sells and services computerized ticketing and concession systems primarily to movie theaters. The increase in the number of tickets sold (from 22.3 million to 23.6 million for the three-month period and from 44.1 million to 47.1 million for the six-month period) was primarily the result of an overall increase in tickets sold within existing markets and the acquisitions of Admission Canada in April 2000, TicketWeb in May 2000, and the consolidation of Ticketmaster-Ireland.

    Cost related to ticketing operations revenues and other costs and expenses increased by $16.9 million, or 15%, to $128.4 million in the three months ended June 30, 2001 from $111.5 million in the three months ended June 30, 2000 and cost related to ticketing operations revenues and other costs and expenses increased by $26.9 million, or 16%, to $198.4 million in the six months ended June 30, 2001 from $171.5 million in the six months ended June 30, 2000, primarily due to the increase in ticketing operations revenues as these costs are primarily variable in nature, and to a lesser extent, to the acquisitions of Admission Canada in April 2000, TicketWeb in May 2000, EDCS in July 2000 and ReserveAmerica in February 2001 and the consolidation of Ticketmaster-Ireland. As a percentage of ticketing operations revenues, these costs remained constant (at 64% for the three-month period and at 63% for the six-month period), primarily as a result of higher clients' share of convenience and handling charges and increased expenses related to international growth offset by greater fixed cost leverage and other efforts to control costs.

    EBITDA for the three months ended June 30, 2001 increased by $3.9 million, or 13%, to $35.5 million from $31.6 million in the 2000 quarterly period. EBITDA for the six months ended June 30, 2001 increased by $6.8 million, or 12%, to $65.8 million from $59.0 million for the six months ended June 30, 2000. EBITDA growth was slightly less than revenue growth in both periods due to the impact of selling, general and administrative expenses relating to acquired businesses and international operations.

City Guide

    City guide revenues decreased $0.4 million, or 3%, to $12.4 million for the three months ended June 30, 2001 from $12.8 million for the three months ended June 30, 2000. This decrease is primarily attributable to a decrease in partner and national advertising revenues, partially offset by growth in revenue from new local advertising products and services. City guide revenues increased $2.0 million, or 8%, to $24.8 million for the six months ended June 30, 2001 from $22.8 million for the six months ended June 30, 2000. This increase is primarily attributable to growth in revenue from new local advertising products and services, slightly offset by a decrease in partner and national advertising revenues.

    Cost related to city guide revenues and other costs and expenses decreased by $1.8 million, or 6%, to $28.2 million in the three months ended June 30, 2001 from $30.0 million in the three months ended June 30, 2000. Cost related to city guide revenues and other costs and expenses decreased by $2.1 million, or 4%, to $56.8 million for the six months ended June 30, 2001 from $58.9 million for the six months ended June 30, 2000. These decreases are primarily attributable to savings in compensation and other operating costs due to the reorganization of the city guide operations offset in part by marketing expenses resulting from advertising provided by USA Networks for which no cash was paid by Ticketmaster. In July 2001, the Company announced that it anticipates a non-recurring charge of approximately $1.0 million in the third quarter which is related to the reorganization of the city guide operations.

    EBITDA loss for the three months ended June 30, 2001 improved by $5.4 million, or 40%, to $8.3 million from $13.7 million in the 2000 quarterly period. EBITDA loss for the six months ended June 30, 2001 improved by $12.0 million, or 41%, to $17.3 million from $29.3 million for the six months ended June 30, 2000. EBITDA improved as a result of savings in compensation and other operating costs due to the reorganization of the city guide operations.

Personals

    Personals revenues increased $3.2 million, or 43%, to $10.7 million for the three months ended June 30, 2001 from $7.5 million for the three months ended June 30, 2000. This increase is primarily attributable to a 38% increase in subscription revenue and, to a lesser extent, an increase in advertising revenue. The increase in subscription revenue is primarily due to a 25% increase in personals subscriptions and an increase in subscription prices. Personals revenues increased $4.8 million, or 34%, to $19.2 million for the six months ended June 30, 2001 from $14.4 million for the six months ended June 30, 2000. This increase is primarily attributable to a 31% increase in subscription revenue, and, to a lesser extent, an increase in advertising revenue. The increase in subscription revenue is primarily due to a 19% increase in personals subscriptions and an increase in subscription prices.

    Cost related to personals revenues and other costs and expenses increased by $3.4 million, or 58%, to $9.2 million in the three months ended June 30, 2001 from $5.8 million in the three months ended June 30, 2000. This increase is attributable to advertising expense associated with the growth in the personals business and costs related to our advertising relationship with Yahoo! which has been terminated and advertising provided by USA Networks for which no cash was paid by Ticketmaster. Cost related to personals revenues and other costs and expenses increased by $5.7 million, or 48%, to $17.5 million in the six months ended June 30, 2001 from $11.8 million in the six months ended June 30, 2000. This increase is attributable to advertising expense associated with the growth in the personals business and advertising provided by USA Networks for which no cash was paid by Ticketmaster.

    EBITDA for the three months ended June 30, 2001 increased by $1.1 million, or 71%, to $2.8 million from $1.7 million in the 2000 quarterly period. EBITDA for the six months ended June 30, 2001 increased by $0.5 million, or 21%, to $3.1 million from $2.6 million for the six months ended June 30, 2000. EBITDA was positively impacted by reduced advertising expenses other than advertisements provided by USA Networks for which no cash was paid by Ticketmaster.

Other

    Other revenues of $2.8 million and related other operating expenses of $5.1 million for the three months ended June 30, 2000 are primarily derived from the ECS operations. In June 2000, the ECS operations were transferred to USA Networks. Other revenues decreased $6.9 million, or 98%, to $0.1 million in the six months ended June 30, 2001 from $7.0 million for the six months ended June 30, 2000, primarily due to the transfer of the ECS operations to USA Networks. The related other operating expenses decreased $10.9 million, or 99%, to $0.1 million in the six months ended June 30, 2001 from $11.0 million in the six months ended June 30, 2000.

Liquidity and Capital Resources

    At June 30, 2001, Ticketmaster had cash, cash equivalents and marketable securities available for sale of $51.2 million for our own account, separate from funds held in accounts on behalf of venues, teams and promoters. The Company historically has financed its operations with internally generated funds and advances from USA Networks and going forward will be financed primarily from internally generated funds.

    Net cash provided by operating activities was $63.7 million for the six months ended June 30, 2001 compared to net cash provided by operating activities of $26.0 million for the six months ended June 30, 2000. The change primarily reflects increased EBITDA from operations, timing differences in net cash collections on behalf of clients and accrued expenses and a reduction in income taxes.

    Net cash used in investing activities was $43.7 million for the six months ended June 30, 2001. This cash was used primarily for acquisitions requiring $31.7 million, capital expenditures of $11.8 million and purchases of marketable securities of $4.7 million offset by proceeds from the sale of marketable securities of $7.0 million. Net cash used in investing activities was $54.7 million for the six months ended June 30, 2000. This cash was primarily used for acquisitions requiring $32.3 million, capital expenditures of $16.7 million, payments for investments in affiliates of $9.9 million and purchases of marketable securities of $8.8 million offset by proceeds from the sale of marketable securities of $14.3 million.

    Net cash used in financing activities was $7.4 million for the six months ended June 30, 2001. For the six months ended June 30, 2001, this cash was primarily used for payments on long-term debt of $28.8 million offset in part by advances from USA Networks. Net cash provided by financing activities was $18.7 million for the six months ended June 30, 2000 which consisted primarily of advances from USA Networks. As part of the Combination, the USA Networks advances as of the closing date of the Combination were contributed to the Company.

    As of June 30, 2001, the Company had no material financial commitments other than those under existing capital and operating lease agreements. The Company has experienced a substantial increase in its investing activities consistent with its infrastructure build out and expansion into other businesses that complement its current offerings. The Company will continue to evaluate possible acquisitions of, or investments in, businesses, products and technologies that are complementary to its own, which may require the use of cash. In connection with the Combination in January 2001, Ticketmaster entered into a revolving credit facility with USA Networks that provided the Company with $25 million in available credit at USA Networks' rate of borrowing through May 1, 2001 and is payable upon demand (the "Revolver"). During the six months ended June 30, 2001, the Company borrowed and repaid USA Networks $24 million. The Company agreed that extension of the Revolver was not required. The

Company's management believes that existing cash, cash equivalents, marketable securities, amounts available from other sources, including USA Networks, and the positive cash flow from the ticketing operations will be sufficient to meet the Company's working capital and capital expenditures requirements for at least the next twelve months. Thereafter, Ticketmaster may be required to raise additional funds. Management cannot assure you that the Company will not choose to or be required to raise additional financing prior to such time. If additional funds are raised through the issuance of equity securities, Ticketmaster's stockholders may experience significant dilution. Furthermore, management cannot assure you that additional financing will be available when needed or that, if available, such financing will include terms favorable to the Company or its stockholders. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    Ticketmaster's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

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

Foreign Currency Exchange Risk

    As the Company increases its operations in international markets it becomes increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies.

    As currency exchange rates change, translation of the income statements of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. The Company does not hedge translation risks because cash flows from international operations are generally reinvested locally. Further, the Company does not enter into hedges to minimize volatility of reported earnings because the Company does not believe it is justified by the attendant cost.

    Foreign exchange gains and losses were not material to the Company's earnings for the three and six months ended June 30, 2001 and 2000.

Seasonality

    Ticketmaster's ticket sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by the client. The second quarter of the year generally experiences the most ticket on-sales for events.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

    Ticketmaster is from time to time party to various legal proceedings arising in the ordinary course of its business. In addition to the legal proceedings described below, the Company is also party to various legal proceedings in which it is the plaintiff and seeks injunctive relief and/or damages from third parties for breach of contract and unauthorized use of its intellectual property.

Ticketmaster Consumer Class Action

    As previously reported, Ticketmaster was named as a defendant in 16 federal class action lawsuits filed in United States District Courts purportedly on behalf of consumers who were alleged to have purchased tickets to various events through Ticketmaster. These lawsuits alleged that Ticketmaster's activities violated antitrust laws. On December 7, 1994, the Judicial Panel on Multidistrict Litigation transferred all of the lawsuits to the United States District Court for the Eastern District of Missouri for coordinated and consolidated pretrial proceedings. After an amended and consolidated complaint was filed by the plaintiffs, Ticketmaster filed a motion to dismiss and, on May 31, 1996, the District Court granted that motion ruling that the plaintiffs had failed to state a claim upon which relief could be granted. On April 10, 1998, the United States Court of Appeals for the Eighth Circuit issued an opinion affirming the district court's ruling that the plaintiffs lack standing to pursue their claims for damages under the antitrust laws and held that the plaintiffs' status as indirect purchasers of Ticketmaster's services did not bar them from seeking equitable relief against Ticketmaster. On July 9, 1998, the plaintiffs filed a petition for writ of certiorari to the United States Supreme Court seeking review of the decision dismissing their damage claims. Plaintiff's petition for writ of certiorari in the United States Supreme Court was denied on January 19, 1999. In November 2000, counsel for the purported class of plaintiffs and Ticketmaster reached an agreement in principle pursuant to which this litigation would be settled. On June 11, 2001, the District Court approved the settlement agreement and entered an order concluding the litigation. The time to appeal the final order has expired. The settlement will not have a material impact on the Company's financial results.

Litigation Relating To The Combination

    In the previously reported case of In re Ticketmaster Shareholder Litigation, Court of Chancery of the State of Delaware, Case No. 18516, the following matters have occurred since the Company's last disclosure in the Company's Annual Report on Form 10-K filed with the SEC on April 2, 2001: the Court entered an order on June 2, 2001, dismissing the action without prejudice, in response to a request from the plaintiffs.

Ticketmaster Cash Discount Litigation

    As previously reported, on or about December 17, 1999, a purported class action lawsuit entitled Adriana Garza, et al. v. Southwest Ticketing, Inc., d/b/a Ticketron, Ticketmaster and Rainbow Ticketmaster, Ticketmaster Texas Management, Ticketmaster LLC, Ticketmaster Group, Inc., Ticketmaster Online-Citysearch, Inc. and the May Department Stores Company, Case No. C-5714-99-B, was filed in state court in the District Court of Hidalgo County, Texas, 93(rd) Judicial District. The plaintiff filed an amended class action petition in state court on June 20, 2000, which claims that Ticketmaster's practice of offering cash discounts against the amount of its service charges at outlets violated various state laws, and asserting an additional claim that the cash discount program in question violates a provision in a Merchant Services Bankcard Agreement between Ticketmaster and Chase Merchant Services L.L.C. and First Financial Bank. Plaintiff claims all consumers using VISA and MasterCard to purchase tickets from Ticketmaster are third-party beneficiaries of this contract. Plaintiff also filed on July 14, 2000 an amended class certification motion. In addition to the nine-state class sought by Plaintiff's original class certification request, the amended motion seeks the certification of a nationwide class of VISA and MasterCard customers since approximately April 1998 to prosecute the alleged third-party beneficiary claim. Ticketmaster filed a summary judgment motion on May 1, 2000 and Plaintiff filed a second amended motion for partial summary judgment on May 24, 2000. Ticketmaster denies the allegations. On July 20, 2000, Ticketmaster removed the case to federal court in McAllen, Texas on the grounds that the newly added third-party beneficiary claim raises a federal question under the Truth-in-Lending Act. On August 1, 2000, Plaintiff filed a motion to remand the case to state court. In December 2000, the plaintiff and defendants reached a tentative settlement of all issues, subject to final court approval. The parties agreed to a remand of the matter from federal court to state court on January 17, 2001. The case subsequently was voluntarily dismissed in state court and later refiled in federal court in Texarkana, Texas. On March 1, 2001, the federal court in Texarkana, Texas granted preliminarily approval of the settlement. On May 11, 2001, the Court granted final approval of the settlement. In doing so, the Court overruled all pending objections. On May 24, 2001, a purported consumer, Anna Tellez, whose request to intervene the District Court denied as untimely and lacking merit, filed a notice of appeal with the Fifth Circuit Court of Appeals. On July 25, 2001, the parties reached an agreement to resolve Ms. Tellez' objections, and on July 26, 2001, the parties filed an Agreed Motion to Dismiss to dismiss Ms. Tellez' appeal. The appeal has been dismissed, and the judgment is now final. The settlement will not have a material impact on our financial condition or results of operations.

Class Action Litigation Related To Magazine Sales

    In the previously reported case of Victoria McLean V. Ticketmaster Corporation and Time, Inc., Case No. G0009564, the following matters have occurred since the Company's last disclosure in the Company's Annual Report on Form 10-K filed with the SEC on April 2, 2001: on or about May 30, 2001, the plaintiff filed an amended complaint which purported to add a second consumer as a plaintiff. In response to the amended complaint, Ticketmaster Corporation and Time, Inc. requested that their motion to dismiss be taken off calendar, and on July 13, 2001, Ticketmaster filed an Answer to the amended complaint. Discovery is in its beginning stages. Ticketmaster believes the claims are without merit and expects to vigorously defend against them.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company's 2001 Annual Meeting of Stockholders was held on May 23, 2001.

    At that meeting, the Company's stockholders elected each of the following persons to serve as a director of the Company for the ensuing year to serve until the next Annual Meeting of Stockholders and thereafter until his successor is elected and has been qualified with the following votes for, withheld, abstained and broker non-votes:

Director	Yes Votes	No Votes	Abstaining Votes	Broker Non-Votes
Terry Barnes	718,552,705	—	44,275	—
Barry Diller	718,552,705	—	44,275	—
Victor Kaufman	718,552,705	—	44,275	—
Bryan Lourd	718,552,705	—	44,275	—
Jon Miller	718,552,705	—	44,275	—
John Pleasants	718,552,705	—	44,275	—
Michael Schrage	718,552,705	—	44,275	—
Alan Spoon	718,552,705	—	44,275	—

    In addition to the election of directors, the Company's stockholders approved an amendment to the Company's 1999 Stock Plan (the "Plan") providing for an increase in the number of shares authorized for issuance under the Plan, and ratified the appointment by the Board of Directors of Ernst & Young LLP as independent auditors for the Company and its subsidiaries for the year ending December 31, 2001. The stockholders approved the amendment to the Plan with 711,627,689 votes in favor, 6,657,733 votes against, 311,558 votes abstaining and no broker non-votes. The stockholders ratified the appointment of Ernst & Young LLP with 718,183,908 votes in favor, 387,603 votes against, 25,469 votes abstaining and no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  N/A

  (b)
  Reports on Form 8-K

    On April 24, 2001, the Company filed a Current Report on Form 8-K in connection with the release of the registrant's financial results for the quarter ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2001	TICKETMASTER

	By:	/s/ JOHN PLEASANTS John Pleasants Chief Executive Officer (Principal Executive Officer)

	By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Chief Financial Officer, Executive Vice President (Principal Financial and Accounting Officer)

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
TICKETMASTER CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share information)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share information)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
TICKETMASTER NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
PART II—OTHER INFORMATION
SIGNATURES