Form 10-Q
period 2001-09-30
TICKETMASTER
filed 2001-11-14
CIK 1006637

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 2001
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    As of September 30, 2001 there were 97,900,268 shares of the Registrant's Class B Common Stock outstanding and 43,706,530 shares of the Registrant's Class A Common Stock outstanding (in each case excluding shares of such class which are held by one of the Registrant's wholly-owned subsidiaries). Only the Company's Class B Common Stock is publicly traded.

TICKETMASTER

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TICKETMASTER

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	September 30, 2001	December 31, 2000
	(unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$117,910	$120,809
Marketable securities	6,063	7,938
Accounts receivable, ticket sales	48,044	32,395
Accounts receivable, trade	31,707	29,710
Contract advances	10,848	10,551
Prepaid expenses and other current assets	13,430	14,905

Total current assets	228,002	216,308
Property, equipment and leasehold improvements, net	71,753	88,386
Goodwill and other intangibles, net	1,073,233	1,185,948
Other assets	66,188	52,301
Deferred income taxes, net	3,796	3,391

Total assets	$1,442,972	$1,546,334

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$695	$4,778
Accounts payable, trade	8,813	10,652
Accounts payable, clients	118,095	97,687
Accrued expenses	60,289	67,618
Due to USAi and affiliates	3,203	—
Deferred revenue and other	19,509	14,764

Total current liabilities	210,604	195,499
Long-term debt, net of current portion	1,089	13,092
Due to USAi and affiliates	—	181,411
Other long-term liabilities	23,497	9,347
Minority interest	827	4,631
Stockholders' equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000,000 at September 30, 2001 and December 31, 2000
Issued and outstanding—none	—	—
Class A Common Stock, $0.01 par value:
Authorized shares—100,000,000 at September 30, 2001 and December 31, 2000
Issued and outstanding—43,706,530 and 47,718,879 at September 30, 2001 and December 31, 2000, respectively	437	477
Class B Common Stock, $0.01 par value:
Authorized shares—250,000,000 at September 30, 2001 and December 31, 2000
Issued and outstanding—97,900,268 and 93,291,839 at September 30, 2001 and December 31, 2000, respectively	979	933
Class C Common Stock, $0.01 par value:
Authorized shares—2,883,506 at September 30, 2001
Issued and outstanding—none	—	—
Additional paid-in capital	1,699,198	1,516,484
Accumulated deficit	(490,443)	(371,922)
Accumulated other comprehensive loss	(3,216)	(3,618)

Total stockholders' equity	1,206,955	1,142,354

Total liabilities and stockholders' equity	$1,442,972	$1,546,334

See accompanying notes to condensed consolidated financial statements.

TICKETMASTER

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(unaudited)	(see Note 1)	(unaudited)	(see Note 1)
Revenues:
Ticketing operations	$133,897	$124,928	$447,903	$395,909
City guide	11,078	13,991	35,851	36,827
Personals	12,478	7,571	31,687	21,949
Other	—	592	149	7,639

Total revenues	157,453	147,082	515,590	462,324

Operating costs and other expenses:
Ticketing operations	88,970	81,967	287,320	253,436
City guide operations	9,912	11,296	31,205	33,956
Personals operations	3,756	1,897	9,581	6,549
Other	—	607	142	11,614
Sales and marketing	19,057	23,243	64,117	63,355
General and administrative	25,581	27,207	77,600	71,306
Depreciation and amortization	51,174	51,603	153,901	150,600
Merger and other non-recurring charges	976	—	976	—

Total operating costs and other expenses	199,426	197,820	624,842	590,816

Loss from operations	(41,973)	(50,738)	(109,252)	(128,492)

Other (income) expenses:
Interest income	(417)	(904)	(1,719)	(3,081)
Interest expense	53	2,250	2,485	6,168
Equity in net (income) loss of unconsolidated affiliates	257	644	(684)	2,636
Investment losses, net	6,679	—	6,679	—

Total other expenses	6,572	1,990	6,761	5,723

Loss before income taxes and minority interest	(48,545)	(52,728)	(116,013)	(134,215)
Minority interest in income (loss)	141	(220)	(1,419)	(786)
Income tax provision (benefit)	721	(1,264)	3,927	11,734

Net loss	$(49,407)	$(51,244)	$(118,521)	$(145,163)

Basic and diluted net loss per share	$(0.35)	$(0.36)	$(0.84)	$(1.05)

Shares used to compute basic and diluted net loss per share	141,568	140,548	141,332	138,909

See accompanying notes to condensed consolidated financial statements.

TICKETMASTER

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2001	2000
	(unaudited)	(see Note 1)
Operating activities:
Net loss	$(118,521)	$(145,163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	153,901	150,600
Loss attributable to minority interests	(1,419)	(786)
Equity in net (income) loss of unconsolidated affiliates	(684)	2,636
Provision for deferred income taxes	(771)	425
Advertising provided by USAi	13,441	1,607
Investment losses, net	6,679	—
Non-cash compensation	1,030	1,030
Changes in operating assets and liabilities:
Accounts receivable, ticket sales	(16,698)	(15,181)
Accounts receivable, trade	(1,368)	(3,761)
Prepaid expenses and other current assets	2,443	(1,949)
Accounts payable, trade	(1,954)	(6,114)
Accounts payable, clients	21,000	3,283
Accrued expenses	(4,275)	22,581
Deferred revenue and other	4,511	(3,249)

Net cash provided by operating activities	57,315	5,959

Investing activities:
Capital expenditures	(20,019)	(24,374)
Payments for investments in affiliates	—	(10,342)
Cash distributions from and sale of affiliates	—	2,167
Acquisitions, net of cash acquired	(31,706)	(41,296)
Proceeds from sale of marketable securities	11,374	17,762
Purchase of marketable securities	(9,459)	(8,840)
Payment of merger costs	(1,115)	(13,814)
Other, net	(2,848)	(2,587)

Net cash used in investing activities	(53,773)	(81,324)

Financing activities:
Advances from USAi	20,078	46,023
Proceeds from borrowings	751	379
Payments on long-term debt	(29,025)	(2,020)
Proceeds from minority shareholders, net	—	115
Dividends paid to minority shareholders	(1,000)	—
Net proceeds from exercise of options and warrants	3,780	4,339

Net cash (used in) provided by financing activities	(5,416)	48,836

Effect of exchange rate on cash and cash equivalents	(1,025)	(3,531)

Net decrease in cash and cash equivalents	(2,899)	(30,060)
Cash and cash equivalents at beginning of period	120,809	143,174

Cash and cash equivalents at end of period	$117,910	$113,114

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

    Ticketmaster (the "Company") provides automated ticketing services to its client venues, promoters and sport franchises, which provide patrons with the option of purchasing tickets through operator-staffed call centers, the Internet or independent sales outlets. In addition, the Company produces and delivers comprehensive local city guides on the Internet, providing up-to-date information regarding arts and entertainment events, community events and activities, recreation, shopping, business and professional services and news/sports/weather to consumers in metropolitan areas. Ticketmaster also operates an online personals service providing singles with a way to meet others online and other Internet-related businesses.

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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any future periods.

    For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC") on April 2, 2001 and the definitive information statement on Schedule 14C filed with the SEC on January 11, 2001.

Basic and Diluted Net Loss per Share

    Basic net loss per share is determined by dividing the net loss by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share is determined by dividing the net loss by the weighted-average number of shares of Common Stock outstanding plus the dilutive effects of stock options, warrants and other convertible securities. The calculation of basic and diluted net loss per share adjusts the historical weighted-average number of shares outstanding to reflect the 52,000,000 shares issued to USA Networks in the Combination as if issued at the beginning of the period. Basic and diluted loss per share are the same for the three and nine months ended September 30, 2001 and 2000 because the effects of outstanding stock options and warrants are antidilutive.

Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," effective after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company plans to adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During or by 2002, the Company will perform the first of the required impairment tests for goodwill and indefinite lived intangible assets recorded at January 1, 2002. The Company has not yet determined what the effect of these tests will be on the results of operations and financial position of the Company.

Reclassifications

    Certain reclassifications have been made to the prior year's financial statements to conform to the current period presentation.

Note 2—Related Party Transactions

    As part of the Combination, USA Networks contributed outstanding advances of $172.5 million as of the closing date of the Combination to the Company.

    As a result of the Combination in January 2001, the Company entered into a revolving credit facility (the "Revolver") with USA Networks that provided $25 million in available credit at USA Networks' rate of borrowing through May 1, 2001 and was payable upon demand. The Revolver has expired. During the nine months ended September 30, 2001, the Company borrowed and repaid USA Networks $24 million under the terms of the Revolver. The Company also has $0.2 million in outstanding letters of credit which are guaranteed by USA Networks.

    On February 1, 2001, USA Networks exercised its option under the Contribution Agreement to purchase TMC Realty, L.L.C. ("TMC Realty") from the Company in exchange for the assumption of all of the liabilities of TMC Realty and promotional services equal in value to the amount by which

$28.8 million exceeded the liabilities assumed by USA Networks. As a result, USA Networks provided the Company promotional services of approximately $16.0 million. This transaction resulted in the recognition of additional paid-in capital of $5.3 million.

Note 3—Business Combination

    On February 12, 2001, the Company completed the acquisition of ReserveAmerica Holdings, Inc. ("ReserveAmerica"), a leading provider of campsite reservations. The Company paid approximately $24.9 million in cash for the initial consideration due in the transaction. The purchase price will be increased by the value of additional shares of the Company's Class B Common Stock and/or cash to be paid by the Company, if certain financial targets are achieved in 2001 and 2002. The acquisition has been accounted for using the purchase method of accounting. The preliminary allocation of the purchase price resulted in $22.4 million of goodwill recorded with adjustments to be made in the event that shares and/or cash are issued upon achievement of certain financial targets. The total amount of goodwill recorded is being amortized by the Company over a period of ten years.

Note 4—Industry Segments

    The Company operates principally within the United States. For the three and nine months ended September 30, 2001, the Company operated principally in three industry segments: ticketing operations, city guide and personals. Industry segment information is presented below for the three and nine months ended September 30, 2001 and 2000. Industry segment information related to EBITDA represents the Company's earnings before interest, taxes, depreciation, amortization, minority interest, merger and other non-recurring charges, advertising provided by USA Networks (for which no cash was paid by the Company), non-cash compensation, equity in net income (loss) of unconsolidated affiliates, investment losses, net and other income and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
		(in thousands)
Revenues
Ticketing operations	$133,897	$124,928	$447,903	$395,909
City guide	11,078	13,991	35,851	36,827
Personals	12,478	7,571	31,687	21,949
Corporate and other	—	592	149	7,639

	$157,453	$147,082	$515,590	$462,324

EBITDA
Ticketing operations	$19,021	$16,656	$84,775	$75,607
City guide	(8,412)	(13,401)	(25,700)	(42,662)
Personals	5,801	2,264	8,908	4,827
Corporate and other	(2,382)	(2,854)	(7,887)	(13,027)

	$14,028	$2,665	$60,096	$24,745

    Reconciliation of EBITDA to consolidated loss before income taxes and minority interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
		(in thousands)
Segment EBITDA	$14,028	$2,665	$60,096	$24,745
Depreciation and amortization	(51,174)	(51,603)	(153,901)	(150,600)
Advertising provided by USAi	(3,508)	(1,457)	(13,441)	(1,607)
Non-cash compensation	(343)	(343)	(1,030)	(1,030)
Equity in net income (loss) of unconsolidated affiliates	(257)	(644)	684	(2,636)
Investment losses, net	(6,679)	—	(6,679)	—
Other expenses, net	(612)	(1,346)	(1,742)	(3,087)

Loss before income taxes and minority interest	$(48,545)	$(52,728)	$(116,013)	$(134,215)

Note 5—Comprehensive Loss

    Total comprehensive loss was approximately $47.9 million and $54.8 million for the three months ended September 30, 2001 and 2000, respectively. Total comprehensive loss was approximately $118.1 million and $155.3 million for the nine months ended September 30, 2001 and 2000, respectively. Components of comprehensive loss include foreign currency translation and unrealized gains and losses on marketable securities.

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

    The Company is a defendant to a counter-claim brought by Tickets.com, Inc. in a lawsuit filed by the Company against Tickets.com. Tickets.com asserted claims for relief against the Company for violation of antitrust laws and laws governing restraint of trade and unfair competition and business practices, interference with contract and declaratory relief. Tickets.com seeks monetary damages which, if awarded, would have a material adverse effect on the Company. The Company is vigorously defending against the counter-claim and believes it is likely to prevail, but can give no assurances that it will not incur material damages in connection therewith.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the related Notes thereto included elsewhere in this report. The Combination was accounted for as an exchange of assets between entities under common control in a manner similar to the pooling of interests method of accounting and, accordingly, prior periods have been restated to give effect to the Combination. This discussion contains forward-looking statements about the Company, including statements concerning its future product plans. These forward-looking statements involve risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations, and include statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth below and elsewhere in this report. The following important factors, in addition to those discussed elsewhere in this document and in the documents which may be incorporated by reference, and in other public filings, press releases and discussions with Company management, could affect the future results and could cause these results to differ materially from those expressed in our forward-looking statements: the Company may not realize the synergies and other intended benefits of the combination of Ticketmaster and Ticketmaster Online-Citysearch; the Company may have difficulty overcoming problems associated with rapid expansion and growth; the dependence of the Company's business on entertainment, sporting and leisure events; quarterly fluctuations in the Company's revenues which could adversely affect the market price of the Company's stock; the risks of operating internationally; the dependence of the Company on its relationships with clients; the Company's future capital needs and the uncertainty of additional financing; the Company's dependence on key personnel and need to hire additional qualified personnel; control of the Company by USA Networks, Inc.; the potential for conflicts of interest between the Company and USA Networks, Inc.; the Company's need to continue to promote its brands; risks associated with competition; the Company's reliance on third party technology; network security risks; the Company's need to be able to adapt to rapid technological changes; liability associated with the information displayed or accessed on the Company's Web sites; intellectual property infringement risks; risks associated with changing legal requirements on the Company's operations, including privacy concerns; litigation risks; the dilutive effect of future acquisitions; risks associated with the failure to maintain the Company's domain names; the risk to its stock price associated with the Company's anti-takeover provisions; the risk associated with ongoing litigation and governmental investigations related to the Company's business practices; material adverse changes in economic conditions generally or in the markets served by the Company; material changes in inflation; future regulatory and legislative actions affecting the Company's industry; product demand and market acceptance; the ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; and obtaining and retaining skilled workers. The forward-looking statements are based on the Company's expectations as of the date of this document and the Company undertakes no obligation to update these statements. The forward-looking statements herein do not include the potential impact of any mergers, acquisitions or other business combinations that may be completed after September 30, 2001.

Overview

    Ticketmaster, as currently organized, was formed in January 2001 when Ticketmaster Online-Citysearch, Inc. acquired the equity and businesses of Ticketmaster Group, Inc. and its subsidiaries from USA Networks, Inc. in exchange for 52,000,000 new shares of TMCS' Class B Common Stock. Upon the closing of the Combination, TMCS changed its name to "Ticketmaster."

    The Combination was accounted for as an exchange of assets between entities under common control in a manner similar to the pooling of interests method of accounting and, accordingly, prior periods have been restated to give effect to the Combination.

    Ticketmaster is the leading provider of automated ticketing services with domestic and foreign clients throughout the world, including many of the foremost entertainment facilities, promoters and professional sports franchises. Ticket orders are received and fulfilled through operator-staffed call centers, independent sales outlets remote to the facility box office and through the ticketmaster.com Web site. Revenue is generated principally from convenience and handling charges received by Ticketmaster for tickets sold on its clients' behalf. Ticketmaster generally serves as an exclusive agent for its clients and typically has no financial risk for unsold tickets. Ticketmaster is also a leading local portal and electronic commerce company that provides in-depth local content and services to help people get things done online. Ticketmaster's principal online operations are city guides, ticketing, personals and camping reservations. Ticketmaster's family of Web sites includes ticketmaster.com, citysearch.com, Match.com, reserveamerica.com, museumtix.com, ticketweb.com, evite.com and livedaily.com, among others.

Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," effective after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company plans to adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During or by 2002, the Company will perform the first of the required impairment tests for goodwill and indefinite lived intangible assets recorded at January 1, 2002. The Company has not yet determined what the effect of these tests will be on the results of operations and financial position of the Company.

Revenues

    Revenues are derived primarily from three sources: ticketing, city guide sponsorships and advertising, and online personals subscriptions. Ticketing operations revenues primarily consist of convenience and handling charges generated through ticket sales. The sale of tickets for an event often commences several months prior to the date of the event. The Company recognizes ticketing operations revenue when the ticket is sold. Fluctuations in ticket operations revenues occur largely as a result of changes in the number of tickets sold and change in the average revenue per ticket. The number of tickets sold can vary as a result of (i) additions or deletions to the list of client facilities serviced by us; (ii) fluctuations in the scheduling of events, particularly for popular performers; (iii) overall consumer demand for live entertainment events; and (iv) the percentage of tickets for events which are sold directly by clients and not through our distribution system. The average revenue per ticket will vary as a result of the amount of convenience and handling charges earned on each ticket. The amount of the convenience and handling charges typically varies based upon numerous factors, including the type of event, whether the ticket is purchased at a retail sales outlet, through call centers or via the Internet, as well as the services to be rendered to the client.

    City guide revenues consist of online advertising, both local and national, product licensing and consulting services and to a smaller extent, transaction fees from affiliate partners. Local advertising revenues are derived primarily from sale of premium placement listings, in context advertising and targeted promotional packages. In addition, while becoming a smaller percentage of the total revenue stream, the Company continues to generate local advertising income from Web site development, hosting and placement in Citysearch's directory listings.

    Personals revenues consist of subscription fees, generated from customers who subscribe to our online matchmaking services for one to twelve months on our Match.com and other personals Web sites, and online advertising revenue.

Operations Costs

    Ticketmaster records ticketing operations costs specifically associated with the distribution of tickets sold through its system. The largest components of these costs are the clients' share of convenience and handling charges, salaries and benefits related to ticketing operations, telecommunication charges, commissions paid on tickets distributed through outlets away from the box office and credit card fees, along with data communication costs, and other less material expenses including ticket stock and postage. City guide operations costs are associated with the design, development, testing, layout, photography, customer service and editorial resources used in production and maintenance of business Web sites and editorial content, network infrastructure maintenance and the costs of consulting services. Personals operations costs are associated with the production and maintenance of the matchmaking Web sites, commissions paid to affiliates of our online matchmaking services and network infrastructure maintenance costs.

EBITDA

    Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is defined as the Company's earnings before interest, taxes, depreciation, amortization, minority interest, merger and other non-recurring charges, advertising provided by USA Networks (for which no cash was paid by the Company), non-cash compensation, equity in net income (loss) of unconsolidated affiliates, investment losses, net, and other income and expenses. EBITDA is presented herein as a management tool and as a valuation methodology for companies in the media, entertainment and communications industries. EBITDA does not purport to represent cash provided by operating activities. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Results of Operations

    Revenues.  Revenues increased by $10.4 million, or 7%, to $157.5 million in the three months ended September 30, 2001 from $147.1 million for the three months ended September 30, 2000. The increase is primarily attributable to the increase of $9.0 million from ticketing operations and the increase of $4.9 million from personals, offset by the decrease of $2.9 million in city guide revenues. Revenues increased by $53.3 million, or 12%, to $515.6 million in the nine months ended September 30, 2001 from $462.3 million for the nine months ended September 30, 2000, primarily attributable to the $52.0 million increase from ticketing operations and the $9.7 million increase from personals, offset in part by the $7.6 million decrease in other revenues.

    Operating Costs and Other Expenses.  For the three months ended September 30, 2001, operating costs and other expenses increased by $1.6 million, or 1%, to $199.4 million from $197.8 million in the 2000 quarterly period. The increase is primarily due to the $7.0 million increase in ticketing operations costs to support the 7% increase in ticketing operations revenues offset by the $4.2 million decrease in sales and marketing costs and the $1.6 million decrease in general and administrative expenses. The decrease in sales and marketing costs was primarily attributed to savings in compensation due to the reorganization of the city guide operations and reduced marketing expenses. The decrease in general and administrative expenses was primarily attributable to legal settlement expenses incurred in the prior quarterly period offset in part by the acquisition of ReserveAmerica in February 2001 and the acquisition of an increased interest in Ticketmaster-Ireland up to 60 percent in December 2000 which required consolidation.

    For the nine months ended September 30, 2001, operating costs and other expenses increased by $34.0 million, or 6%, to $624.8 million from $590.8 million in the 2000 nine-month period. The increase is primarily due to the $33.9 million increase in ticketing operations costs to support the 13% increase in ticketing operations revenues, the $6.3 million increase in general and administrative expenses and the $3.3 million increase in depreciation and amortization, offset by the $11.5 million decrease in other expenses primarily due to the transfer of the Company's Electronic Commerce Service ("ECS") operations to USA Networks in June 2000. The increase in general and administrative expenses was primarily attributable to the acquisitions of Réseau Admission Inc., Concept Électronique Microflex Inc. and Admission Network USA Inc. (collectively, "Admission Canada") in April 2000, TicketWeb, Inc. ("TicketWeb") in May 2000, Essential Data Customer Systems ("EDCS") in July 2000, ReserveAmerica in February 2001 and the consolidation of Ticketmaster-Ireland offset in part by legal settlement expenses in the prior nine-month period. The increase in depreciation and amortization was primarily attributed to the acquisitions of 2b Technology, Inc. ("2b Technology") in January 2000, Admission Canada in April 2000, TicketWeb in May 2000 and ReserveAmerica in February 2001 and the increased depreciation expense resulting from capital expenditures during 2000, offset by the decrease in amortization related to the CityAuction acquisition as its goodwill was fully amortized in December 2000, the transfer of the ECS operations in June 2000 and the decrease in amortization related to the Ticketmaster-Canada acquisition as its purchased contracts were fully amortized in June 2000.

    Interest Income.  Interest income decreased by $0.5 million, or 54%, to $0.4 million in the three months ended September 30, 2001 from $0.9 million in the three months ended September 30, 2000, primarily due to lower interest rates. For the nine months ended September 30, 2001, interest income decreased by $1.4 million, or 44%, to $1.7 million from $3.1 million in the 2000 nine-month period, primarily due to lower interest rates and to a lesser extent, lower cash balances invested during the 2001 period.

    Interest Expense.  Interest expense decreased by $2.2 million, or 98%, to $0.1 million in the three months ended September 30, 2001 from $2.3 million in the three months ended September 30, 2000, primarily due to lower borrowing levels. For the nine months ended September 30, 2001, interest expense decreased by $3.7 million, or 60% to $2.5 million from $6.2 million in the 2000 nine-month period, primarily due to lower borrowing levels.

    Equity in Net Income (Loss) of Unconsolidated Affiliates.  Equity in net loss of unconsolidated affiliates for the three months ended September 30, 2001 of $0.3 million and equity in net income of unconsolidated affiliates for the nine months ended September 30, 2001 of $0.7 million represent income from the Company's minority investment in Ticketmaster-Mexico and Ticketmaster-Australia. Equity in net loss of unconsolidated affiliates of $0.6 million during the three months ended September 30, 2000 consisted of $1.2 million related to the Company's portion of net losses at foodline.com, Inc. and Active.com, Inc., offset by $0.6 million in net equity income from the Company's minority investments in Ticketmaster-Mexico and Ticketmaster-Ireland. Equity in net loss of unconsolidated affiliates of $2.6 million during the nine months ended September 30, 2000 consisted of $3.7 million related to the Company's portion of net losses at foodline.com, Inc. and Active.com, Inc. offset by $1.1 million in net equity income from the Company's minority investments in Ticketmaster-Mexico and Ticketmaster-Ireland. In December 2000, foodline.com, Inc. filed for Chapter 7 bankruptcy protection and ceased operations. The Company will not recognize further losses in the operations of foodline.com, Inc. nor Active.com, Inc. which is accounted for under the cost method of accounting for investments.

    Investment Losses, Net.  Net investment losses of $6.7 million for the three months ended September 30, 2001 represents our losses in certain equity investments that suffered declines in value that were other than temporary. We will continue to evaluate our investments in the future to determine if there are any future reductions in value.

    Income Tax Provision.  The provision for income taxes was $0.7 million for the three months ended September 30, 2001 and the income tax benefit was $1.3 million for the three months ended

September 30, 2000. The provision for income taxes was $3.9 million and $11.7 million for the nine months ended September 30, 2001 and 2000, respectively. The provision for the 2001 periods primarily reflects the income tax expense incurred by our foreign subsidiaries offset by benefits from certain domestic operating losses. Prior to the Combination, the Company could not utilize these domestic operating losses for tax purposes resulting in a higher provision for the 2000 periods. Our effective tax rate differs from the statutory federal income tax rate, primarily due to non-deductible goodwill, foreign income taxes and operating losses not benefited. At September 30, 2001, the Company's balance sheet has a deferred tax asset of $64.4 million for a net operating loss which is fully offset by a valuation allowance. The Company will retain the valuation allowance until it is likely that the Company will be able to utilize the net operating loss. Each quarter, the Company will evaluate the need for the full valuation allowance. If the valuation allowance is released, a portion of the benefit will be reflected in the income tax provision and a portion will be reflected through an adjustment to goodwill.

Ticketing Operations

    Revenues from ticketing operations increased by $9.0 million, or 7%, to $133.9 million for the three months ended September 30, 2001 from $124.9 million for the three months ended September 30, 2000. The revenue increase is primarily due to an increase in average revenue per ticket (which includes convenience and handling fees, and other revenue sources directly related to the sale of tickets) from $5.67 to $6.20, and the acquisition of ReserveAmerica in February 2001, partially offset by a decrease in the number of tickets sold. The decrease in the number of tickets sold (from 20.2 million to 19.3 million) was primarily the result of the impact of the events surrounding September 11 and a change to the equity method of accounting for Ticketmaster-Australia due to changes in the joint venture agreement which resulted in it no longer being consolidated. Such decreases were partially offset by growth in the United Kingdom and the change from the equity method of accounting to consolidation of the Company's investment in Ticketmaster-Ireland. Revenue from ticketing operations increased by $52.0 million, or 13%, to $447.9 million for the nine months ended September 30, 2001 from $395.9 million for the nine months ended September 30, 2000. These increases were primarily due to an increase in average revenue per ticket (8% increase from $5.67 to $6.15), the acquisition of ReserveAmerica in February 2001, and an increase in the number of tickets sold. These increases were offset in part by lower revenues from the Company's subsidiary that sells and services computerized ticketing and concession systems to movie theaters. The increase in the number of tickets sold (from 64.3 million to 66.4 million) primarily resulted from increased ticket sales within existing markets including the United Kingdom, the consolidation of the results of operations of Ticketmaster-Ireland and the acquisitions of Admission Canada in April 2000 and TicketWeb in May 2000. These increases were partially offset by changing the method of accounting for our investment in Ticketmaster-Australia to the equity method which resulted in not consolidating their ticketing results and the impact of the events surrounding September 11.

    Costs related to ticketing operations revenues and other costs and expenses increased by $6.7 million, or 6%, to $115.0 million in the three months ended September 30, 2001 from $108.3 million in the three months ended September 30, 2000 and costs related to ticketing operations revenues and other costs and expenses increased by $42.9 million, or 13%, to $363.2 million in the nine months ended September 30, 2001 from $320.3 million in the nine months ended September 30, 2000. Costs related to ticketing operations are primarily variable in nature and increased in accordance with the increase in ticketing operations revenues. To a lesser extent, costs related to ticketing operations and other costs and expenses increased due to the acquisitions of Admission Canada in April 2000, TicketWeb in May 2000, EDCS in July 2000 and ReserveAmerica in February 2001 and the consolidation of Ticketmaster Ireland, offset by the change in accounting method for Ticketmaster-Australia. In addition, one-time legal settlement expenses of approximately $4.9 million were incurred in the prior quarterly period.

    EBITDA related to ticketing operations for the three months ended September 30, 2001 increased by $2.3 million, or 14%, to $19.0 million from $16.7 million in the 2000 quarterly period. EBITDA related to ticketing operations for the nine months ended September 30, 2001 increased by $9.2 million, or 12%, to $84.8 million from $75.6 million for the nine months ended September 30, 2000. Ticketing operations EBITDA in the third quarter of 2000 includes expenses related to the legal settlements. EBITDA in the third quarter of 2001 were adversely impacted primarily due to reduced ticket sales, event postponements and event cancellations following September 11.

City Guide

    City guide revenues decreased $2.9 million, or 21%, to $11.1 million for the three months ended September 30, 2001 from $14.0 million for the three months ended September 30, 2000. This decrease is primarily attributable to a decrease in partner revenues primarily due to the expiration of a major contract, a decrease in advertising revenue from Web site development and hosting and a decrease in banner advertising revenues, partially offset by growth in revenue from new local advertising and content products and services. City guide revenues decreased $0.9 million, or 3%, to $35.9 million for the nine months ended September 30, 2001 from $36.8 million for the nine months ended September 30, 2000. This decrease is primarily attributable to a decrease in partner revenues primarily due to the expiration of a major contract and a decrease in banner advertising revenues, partially offset by growth in revenue from new local advertising and content products and services.

    Costs related to city guide revenues and other costs and expenses decreased by $7.5 million, or 24%, to $24.5 million in the three months ended September 30, 2001 from $32.0 million in the three months ended September 30, 2000. Costs related to city guide revenues and other costs and expenses decreased by $9.6 million, or 11%, to $81.3 million for the nine months ended September 30, 2001 from $90.9 million for the nine months ended September 30, 2000. These decreases are primarily attributable to savings in compensation and other operating costs due to the reorganization of the city guide operations offset in part by marketing expenses resulting from advertising provided by USA Networks for which no cash was paid by Ticketmaster.

    EBITDA loss related to city guide operations for the three months ended September 30, 2001 improved by $5.0 million, or 37%, to $8.4 million from $13.4 million in the 2000 quarterly period. EBITDA loss related to city guide operations for the nine months ended September 30, 2001 improved by $17.0 million, or 40%, to $25.7 million from $42.7 million for the nine months ended September 30, 2000. EBITDA related to city guide operations improved as a result of savings in compensation and other operating costs due to the reorganization of the city guide operations.

Personals

    Personals revenues increased $4.9 million, or 65%, to $12.5 million for the three months ended September 30, 2001 from $7.6 million for the three months ended September 30, 2000. This increase is primarily attributable to a 67% increase in subscription revenue. The increase in subscription revenue is primarily due to a 49% increase in the number of personals subscriptions and an increase in subscription prices. Personals revenues increased $9.8 million, or 44%, to $31.7 million for the nine months ended September 30, 2001 from $21.9 million for the nine months ended September 30, 2000. This increase is primarily attributable to a 43% increase in subscription revenue. The increase in subscription revenue is primarily due to a 35% increase in the number of personals subscriptions and an increase in subscription prices.

    Costs related to personals revenues and other costs and expenses increased by $2.5 million, or 46%, to $7.8 million in the three months ended September 30, 2001 from $5.3 million in the three months ended September 30, 2000. This increase is primarily attributable to the increase in personals operations costs to support the 65% increase in personals revenues and an increase in sales and marketing expense, primarily related to advertising provided by USA Networks for which no cash was paid by Ticketmaster. Costs related to personals revenues and other costs and expenses increased by

$8.1 million, or 47%, to $25.2 million in the nine months ended September 30, 2001 from $17.1 million in the nine months ended September 30, 2000. This increase is primarily attributable to operating costs associated with the growth in the personals business and additional advertising expense including advertising provided by USA Networks for which no cash was paid by Ticketmaster.

    EBITDA related to personals operations for the three months ended September 30, 2001 increased by $3.5 million, or 156%, to $5.8 million from $2.3 million in the 2000 quarterly period. EBITDA related to personals operations for the nine months ended September 30, 2001 increased by $4.1 million, or 85%, to $8.9 million from $4.8 million for the nine months ended September 30, 2000. EBITDA related to personals operations was positively impacted by revenue growth and reduced advertising expenses other than advertisements provided by USA Networks for which no cash was paid by Ticketmaster.

Other

    Other revenues of $0.6 million and related other operating expenses of $0.6 million for the three months ended September 30, 2000 are primarily related to TMC Realty. In February 2001, TMC Realty was purchased by USA Networks. Other revenues decreased $7.5 million, or 98%, to $0.1 million in the nine months ended September 30, 2001 from $7.6 million for the nine months ended September 30, 2000, primarily due to the transfer of the ECS operations to USA Networks. The related other operating expenses decreased $11.5 million, or 99%, to $0.1 million in the nine months ended September 30, 2001 from $11.6 million in the nine months ended September 30, 2000.

Liquidity and Capital Resources

    At September 30, 2001, Ticketmaster had cash, cash equivalents and marketable securities available for sale of $53.9 million for its own account, separate from funds held in accounts on behalf of venues, teams and promoters. The Company historically has financed its operations with internally generated funds and advances from USA Networks. Future operations will be financed primarily from internally generated funds.

    Net cash provided by operating activities was $57.3 million for the nine months ended September 30, 2001 compared to net cash provided by operating activities of $6.0 million for the nine months ended September 30, 2000. The change primarily reflects increased EBITDA from operations and timing differences in net cash collections on behalf of clients and accrued expenses.

    Net cash used in investing activities was $53.8 million for the nine months ended September 30, 2001. This cash was used primarily for acquisitions requiring $31.7 million, capital expenditures of $20.0 million and purchases of marketable securities of $9.5 million offset by proceeds from the sale of marketable securities of $11.4 million. Net cash used in investing activities was $81.3 million for the nine months ended September 30, 2000. This cash was primarily used for acquisitions requiring $41.3 million, capital expenditures of $24.4 million, payment of merger costs of $13.8 million, payments for investments in affiliates of $10.3 million and purchases of marketable securities of $8.8 million offset by proceeds from the sale of marketable securities of $17.8 million.

    Net cash used in financing activities was $5.4 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2001, this cash was primarily used for payments on long-term debt of $29.0 million offset in part by advances from USA Networks. Net cash provided by financing activities was $48.8 million for the nine months ended September 30, 2000 which consisted primarily of advances from USA Networks. As part of the Combination, the USA Networks advances as of the closing date of the Combination were contributed to the Company.

    As of September 30, 2001, the Company had no material financial commitments other than those under existing capital and operating lease agreements. The Company has experienced a substantial increase in its investing activities consistent with its infrastructure build out and expansion into other businesses that complement its current offerings. The Company will continue to evaluate possible acquisitions of, or investments in, businesses, products and technologies that are complementary to its own, which may require the use of cash. In connection with the Combination in January 2001, Ticketmaster entered into a revolving credit facility (the "Revolver") with USA Networks that provided the Company with $25 million in available credit at USA Networks' borrowing rate through May 1, 2001 and is payable upon demand. The Revolver has expired. During the nine months ended September 30, 2001, the Company borrowed and repaid USA Networks $24 million. Management believes that existing cash, cash equivalents, marketable securities, amounts available from other sources, including USA Networks, and the positive cash flow from the ticketing operations will be sufficient to meet the Company's working capital and capital expenditures requirements for at least the next twelve months. Thereafter, Ticketmaster may be required to raise additional funds. Management cannot make assurances that the Company will not choose to or be required to raise additional financing prior to such time. If additional funds are raised through the issuance of equity securities, Ticketmaster's stockholders may experience significant dilution. Furthermore, management cannot make assurances that additional financing will be available when needed or that, if available, such financing will include terms favorable to the Company or its stockholders. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition and results of operations.

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

    Foreign exchange gains and losses were not material to the Company's earnings for the three and nine months ended September 30, 2001 and 2000.

Seasonality

    Ticketmaster's ticket sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by the client. The second quarter of the year generally experiences the most ticket on-sales for events.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    Ticketmaster is from time to time party to various legal proceedings arising in the ordinary course of its business. In addition to the legal proceedings previously reported, the Company is party to various legal proceedings in which it is the plaintiff and seeks injunctive relief and/or damages from third parties for breach of contract and unauthorized use of its intellectual property.

    From time to time, federal, state and local authorities commence investigations or inquiries with respect to Ticketmaster's compliance with applicable antitrust, consumer protection, deceptive advertising, unfair business practice and other laws. Ticketmaster has historically cooperated in and satisfactorily resolved each such investigation or inquiry.

    Ticketmaster believes that it has conducted its business in compliance with all applicable laws, including federal and state antitrust laws. Ticketmaster has incurred significant legal expenses in connection with the legal proceedings previously reported and other investigations and lawsuits and may incur additional significant legal expenses in the future should investigations or lawsuits be instituted.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits
Exhibit No.	Exhibit Title	Notes
4.1	Specimen Class A Common Stock Certificate	+
4.2	Specimen Class B Common Stock Certificate	+
10.1	Employment Agreement between Ticketmaster Corporation and Timothy J. Wood, dated as of February 1, 2001	+

+
Filed herewith.
(b)
Reports on Form 8-K

    On July 24, 2001, the Company filed a Current Report on Form 8-K in connection with the release of the registrant's financial results for the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001	TICKETMASTER

	By:	/s/ JOHN PLEASANTS John Pleasants Chief Executive Officer (Principal Executive Officer)

	By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Chief Financial Officer, Executive Vice President (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title	Notes
4.1	Specimen Class A Common Stock Certificate	+
4.2	Specimen Class B Common Stock Certificate	+
10.1	Employment Agreement between Ticketmaster Corporation and Timothy J. Wood, dated as of February 1, 2001	+

+
Filed herewith.

QuickLinks

FORM 10-Q
INDEX
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
TICKETMASTER NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS