Form 10-K
period 2001-12-31
TICKETMASTER
filed 2002-04-01
CIK 1006637

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-25041

Ticketmaster

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4546874 (IRS Employer Identification Number)
3701 Wilshire Boulevard Los Angeles, California (Address of principal executive offices)	90010 (Zip code)

(213) 639-6100
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Class B Common Stock, par value $.01 per share (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based upon the closing price of the Class B Common Stock on March 21, 2002, as reported by Nasdaq, was approximately $1,181,471,878. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the registrant's outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This calculation similarly excludes 92,740,544 shares of the registrant's voting stock that are held by Ticketmaster Group, Inc. and its subsidiaries (collectively, "TGI"), which are wholly-owned subsidiaries of the registrant. The determinations of affiliate status set forth in the preceding two sentences are not necessarily conclusive determinations for other purposes.

        The number of shares of the registrant's Common Stock outstanding on February 28, 2002 was 43,507,492 shares of Class A Common Stock and 98,955,056 shares of Class B Common Stock. The number of shares outstanding does not include 42,480,143 shares of Class A Common Stock and 50,260,401 shares of Class B Common Stock held by TGI, as such shares are indirectly held by the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the proxy statement for the registrant's 2002 Annual Stockholders Meeting are incorporated by reference into Part III herein.

TICKETMASTER

INDEX TO ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended December 31, 2001

i

PART I

ITEM I. BUSINESS

        Unless the context otherwise requires, references to "Ticketmaster" or the "Company" include Ticketmaster (the company formerly known as Ticketmaster Online-Citysearch, Inc.; "TMCS") and Ticketmaster Group, Inc. ("TGI") and their predecessors, wholly-owned subsidiaries, majority-owned or controlled subsidiaries and ventures and their licensees.

        Ticketmaster as currently organized was formed in January 2001, pursuant to the consummation of the provisions of a contribution agreement, under which TMCS, the predecessor to Ticketmaster, acquired TGI's businesses from USA Networks, Inc. ("USA Networks") in exchange for 52,000,000 new shares of TMCS's Class B common stock (the "Combination"). As a result of the Combination, TGI and the former subsidiaries of Ticketmaster Corporation ("TM Corp") whose equity interests were contributed to TMCS became direct subsidiaries of TMCS and TM Corp became an indirect subsidiary of TMCS.

        Upon the closing of the Combination on January 31, 2001, TMCS changed its name to "Ticketmaster."

General

        Ticketmaster is a leading provider of automated ticketing services with over 7,000 domestic and foreign clients, including many of the foremost entertainment facilities, promoters and professional sports franchises. Ticketmaster is also a leading local portal and electronic commerce company that provides in-depth local content and services to help people get things done online. Ticketmaster's principal online businesses are ticketing, personals, city guide and camping reservations. Ticketmaster's family of websites includes ticketmaster.com, Match.com, citysearch.com, reserveamerica.com, museumtix.com, ticketweb.com, evite.com and livedaily.com, among others. Ticketmaster's businesses are operated in three segments: (1) ticketing, (2) personals and (3) city guide. Ticketing includes both online and offline ticketing and camping reservations operations, personals includes online personals, and city guide includes all of Ticketmaster's other online properties.

Ticketing

General

        Ticketmaster provides its clients with comprehensive ticket inventory control and management, a broad distribution network and dedicated marketing and support services. Ticket orders are received and fulfilled through operator-staffed call centers, independent sales outlets remote to the facility box office and through the ticketmaster.com website and related international websites. Ticketing revenue is generated principally from convenience charges and order processing fees received by Ticketmaster for tickets sold on its clients' behalf. Ticketmaster generally serves as an exclusive agent for its clients and typically has no financial risk for unsold tickets.

        Ticketmaster sold 86.7 million tickets in fiscal 2001, generating revenues of $579.7 million. Gross transaction value for fiscal 2001 was $3.6 billion.

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

        Ticketmaster has continued to expand its ticketing operations into territories outside of the United States, and has experienced growth in these markets, with international ticket sales increasing from 14.2 million in fiscal 2000 to 17.8 million in fiscal 2001, and revenues from international ticket sales increasing from $47.0 million to $61.4 million for the same periods. Ticket sales and revenues from international markets represented approximately 21% and 11%, respectively, of total ticket sales and revenues in fiscal 2001 (convenience fees are typically lower outside of the United States).

        Ticketmaster believes that significant additional opportunities exist in international markets to attract existing and new venues in a historically under-penetrated market for automated ticketing services for live entertainment events. In addition, Ticketmaster believes that the continued enthusiasm for music, theatre, family and arts touring shows, as well as for soccer, rugby and cricket, coupled with the growing popularity of major American sports such as football, baseball and basketball, will lead to increased use of international venues and provide additional revenue opportunities for Ticketmaster. Ticketmaster is seeking to enhance its ability to capitalize on these trends by expanding its existing operations in Canada, the United Kingdom, Ireland, Norway, Australia and Mexico and exploring further opportunities in Europe and Asia.

        Ticketmaster also has expanded its ticket distribution capabilities through the continued development of the ticketmaster.com website and related international websites, which are designed to promote ticket sales for live events and disseminate event information. Ticketmaster has experienced significant growth in ticket sales through its websites in recent years and this trend is expected to continue during the next several years. For the year ended December 31, 2001, online ticket sales through ticketmaster.com and related websites accounted for approximately 32.1% of Ticketmaster's ticketing business, with ticket sales of approximately 27.8 million tickets having a gross dollar value of over $1.3 billion. Online ticket sales accounted for approximately 35.4% of the Company's domestic ticketing business, with ticket sales of approximately 24.4 million tickets having a gross dollar value of over $1.2 billion in 2001.

        Ticketmaster is continuing to use its widely recognized brand name and extensive distribution capabilities to develop new opportunities in related areas, such as entertainment information, advertising, promotional services and direct marketing. Examples of these efforts include offering integrated brand management and marketing services to strategic partners through sponsorship and advertising opportunities during live events, during telephone ticketing services, on its ticket stock and envelopes, on event promotional material and in additional media outlets that Ticketmaster is developing.

        Ticketmaster believes that its proprietary operating system and software, which is referred to as the Ticketmaster System, and its extensive distribution capabilities provide it with benefits that enhances Ticketmaster's ability to attract new clients and maintain its existing client base. The Ticketmaster System, which includes both hardware and software, is typically located in a data center that is managed by Ticketmaster staff. The Ticketmaster System provides a single, centralized inventory control and management system capable of tracking total ticket inventory for all events, whether sales are made on a season, subscription, group or individual ticket basis. All necessary hardware and software required for the use of the Ticketmaster System is installed in a client's facility box office, call centers or remote sales outlets. The Ticketmaster System is capable of processing over 100,000 tickets per hour, and each of its 26 regional computer systems can support 32,000 users, of which as many as 5,000 can theoretically be actively using the system at any one time.

        In addition, Ticketmaster has developed or acquired a number of ticketing products that provide clients with an integrated ticketing and access solution as a complement to the Ticketmaster System. In

October 2000, Ticketmaster introduced ticketfast™ to customers using ticketmaster.com as a new ticket delivery option. This technology allows Ticketmaster to deliver tickets instantly to customers via e-mails that enable ticket purchasers to print secure, uniquely bar-coded tickets on plain paper using their home or office printer. ticketfast™ tickets (and other tickets that are bar-coded) can be used for admission at any venue that uses Ticketmaster's FanTM™ access control technology. In January 2002, Ticketmaster launched Ticketmaster Marketplace™. Ticketmaster Marketplace™ is a way for ticketing clients (currently sports teams) to allow their season ticket holders to forward and sell their tickets to other fans over the Internet and deliver "virtual" tickets safely and securely using Ticketmaster's ticketfast™ service.

        The backbone of these new ticketing and access solutions is a grouping of software and hardware systems developed or acquired by Ticketmaster. Specifically, Ticketmaster offers its clients the ARCHTICS™ system, which is a database software product that allows clients to manage their season ticket sales and accounts, and that allows clients and their fans to participate in the Ticketmaster Marketplace™. Ticketmaster AccountManager™ works in conjunction with ARCHTICS™ and allows season ticket fans to conduct a variety of transactions on their accounts via the Internet. FanTM™ (Facility Access Network by Ticketmaster) provides venues with access control through wireless scanning devices that read the barcodes on ticketfast™ and other tickets and are located at the venues' entrances. Finally, TM Ultimate Fan™ is a venue-based, card data collection system that works much like a "frequent flyer program", designed to track fans' loyalty and to reward them for their support by accumulating points they can redeem in various team-designed promotions. Ticketmaster also has acquired several other systems, such as its Synchro division's Venuemaster client server relational database ticketing system targeted for clients abroad, the Microflex ticketing system offered through the Company's Admission Network USA Inc. subsidiary to clients in the United States and in Canada, notably used by Cirque du Soleil, among other clients, and the Company's Pacer Cats subsidiary's concessions and movie ticketing inventory management system. Ticketmaster believes that its continued commitment to expanding its technology systems and capabilities in response to its clients' needs is a critical component to its growth.

        In addition, Ticketmaster's ticketing segment includes its other ticketing companies, TM VISTA, Inc. (formerly known as 2b Technology, Inc.) and TicketWeb Inc., which were acquired by Ticketmaster in June 2000 and May 2000, respectively. TM VISTA is a Richmond, Virginia-based visitor management software developer and offline and online ticketing company. In 2001, TM VISTA changed its name from 2b Technology to reflect the focus on its core software product, the VISTA ticketing system. TM VISTA targets venues such as museums, cultural institutions and historic sites through its websites tmvista.com and museumtix.com. Representative clients include the Guggenheim Museum and the Los Angeles County Art Museum.

        Ticketmaster has a comprehensive ticket distribution system that includes approximately 3,300 retail Ticket Center outlets and 20 worldwide call centers with approximately 1,750 operator and customer service positions. Ticketmaster provides the public with convenient access to tickets and information regarding live entertainment events. Ticket purchasers are assessed a convenience charge for each ticket sold outside of the venue box office by Ticketmaster on behalf of its clients. These charges are negotiated and included in Ticketmaster's contracts with its clients. The versatility of the Ticketmaster System allows it to be customized to satisfy a full range of client requirements.

        TicketWeb is a leading provider of self-service, Internet-based box-office ticketing operations. TicketWeb revenue is generated principally from convenience charges and order processing fees received by TicketWeb for tickets sold in its clients' behalf. TicketWeb's primary clients are small- to medium-sized venues and event promoters that generally sell fewer than 5,000 tickets per year. In exchange for a license fee, TicketWeb provides its clients with password-protected access to TicketWeb's proprietary system, TicketWeb 2.0. Using a standard Internet Web browser, TicketWeb clients can perform a full range of box-office operations, such as create and edit events, monitor ticket sales, download will-call lists and take advantage of TicketWeb's sales and marketing tools.

        Also included in the ticketing segment is Ticketmaster's wholly-owned subsidiary, ReserveAmerica Holdings, Inc., a campground reservation services company acquired in February 2001. ReserveAmerica is a leading provider of outdoor recreation reservation services and software to United States federal and state agencies for camping activities, recreation ticketing and other access privileges to public land attractions. ReserveAmerica also offers its software and services to private campgrounds. The ReserveAmerica system permits the general public to make camping reservations and obtain access to public recreation attractions over the Internet, by telephone or in person. ReserveAmerica's Internet sites (www.reserveamerica.com and www.reserveusa.com) service up to 30,000 visitors daily, and its three telephone call centers are located in New York, California and Wisconsin. ReserveAmerica also utilizes a portion of Ticketmaster's call center located in Orlando, Florida.

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

        Ticketmaster's clients also include professional sports leagues and franchises in the United States, including the National Basketball Association and most of its member teams, National Hockey League teams, Major League Baseball teams, National Football League teams, Major League Soccer teams, Women's National Basketball Association teams, PGA Tour, Inc. and numerous participating PGA Tour events, European football clubs, International sports clubs and special events such as the Commonwealth Games.

        In 2001, Clear Channel Entertainment, a promoter and marketer of live entertainment, accounted for approximately 17% of the revenues of Ticketmaster's ticketing segment and approximately 15% of Ticketmaster's consolidated revenues. Clear Channel Entertainment, formerly known as SFX, is a subsidiary of Clear Channel Communication.

        Ticketmaster generally enters into written agreements with its clients pursuant to which it agrees to provide the Ticketmaster System and related systems purchased by the client, and to serve as the client's exclusive ticket sales agent for all sales of individual tickets sold to the general public outside of the facility's box office, including any tickets sold at remote sales outlets, over the phone or via the Internet, for a specified period, typically three to five years. Pursuant to an agreement with a facility, Ticketmaster generally is granted the right to sell tickets for all events presented at that facility, and as part of such arrangement Ticketmaster installs the necessary ticketing equipment in the facility's box office. An agreement with a promoter generally grants Ticketmaster the right to sell tickets for all events presented by that promoter at any facility, unless the facility is covered by an exclusive agreement with Ticketmaster or another automated ticketing service company. The terms of Ticketmaster's agreements with its clients are generally negotiated on a contract-by-contract basis, except in the case of contracts subject to public bid (e.g., for facilities owned or managed by municipalities or governmental agencies), the terms of which are largely defined by the specifications and conditions set forth in the formal requests for bids.

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

Ticketmaster's clients also generally determine the scheduling of when tickets go on sale to the public and what tickets will be available for sale through Ticketmaster. Facilities and promoters, for example, often handle group sales and season tickets in-house. Ticketmaster only sells a portion of its clients' tickets, the amount of which varies from client to client and varies as to any single client from year to year.

        Ticketmaster believes that the Ticketmaster System provides its clients with numerous benefits, including (1) broader and expedited distribution of tickets, (2) centralized control of total ticket inventory as well as accounting information and market research data, (3) centralized accountability for ticket proceeds, (4) manageable and predictable transaction costs, (5) wide dissemination of information about upcoming events through Ticketmaster's call centers, ticketmaster.com and other media platforms, (6) the ability quickly and easily to add additional performances if warranted by demand and (7) marketing and promotional support.

        The Ticketmaster System and related systems such as ARCHTICS™, FanTM™, PCI (a personal computer interface which provides a Windows-like interface to the Ticketmaster System) and TM Ultimate Fan™ also provide Ticketmaster's clients with flexibility in processing season, subscription and group ticketing, database management, access control and fan loyalty programs. For example, using the Ticketmaster System, a sports team can choose to give priority to season tickets, mini-ticket plans and group sales, permitting those ticket purchasers to have first choice of tickets before their sale to the general public. In addition, Ticketmaster's clients have the ability to structure single or multiple events, including seasonal events, in almost any number and type of pricing and discount plans. Ticketmaster believes that its clients also place high value on the ability to integrate their on-site networks with the Ticketmaster System, enhance access control with the FanTM™ system, and offer ticketfast™ at home and various fan loyalty programs through the TM Ultimate Fan™ system.

        Pursuant to its contracts with clients, Ticketmaster is granted the right to collect from ticket purchasers a per ticket convenience charge on all tickets sold at remote sales outlets, by telephone, through ticketmaster.com and other media. There is an additional per order "order processing" fee on all tickets sold by Ticketmaster at other than remote sales outlets. Generally, the amount of the convenience charge is determined during the contract negotiation process, and typically varies based upon numerous factors, including the services to be rendered to the client, the amount and cost of equipment to be installed at the client's box office and the amount of advertising and/or promotional allowances to be provided, as well as the type of event and whether the ticket is purchased at a remote sales outlet, by telephone, through ticketmaster.com or otherwise. Any deviations from those amounts for any event are negotiated and agreed upon by Ticketmaster and its client prior to the commencement of ticket sales. During fiscal 2001, the convenience charges generally ranged from $1.50 to $8.25 per ticket. Average revenue per ticket (which includes convenience charges and order processing fees and other revenue sources directly related to the sale of tickets) was $6.11 in fiscal 2001. Generally, the agreement between Ticketmaster and a client will also establish the amounts and frequency of any increases in the convenience charge and order processing fees during the term of the agreement.

        The agreements with certain of Ticketmaster's clients may also provide for a client to participate in the convenience charges and/or order processing fees paid by ticket purchasers for tickets bought through Ticketmaster for that client's events. The amount of such participation, if any, is determined by negotiation between Ticketmaster and the client. Some agreements also may provide for Ticketmaster to make participation advances to the client, generally recoupable by Ticketmaster out of the client's future right to participations. In isolated instances, the client may negotiate the right to receive an upfront, non-recoupable payment from Ticketmaster as an incentive to enter into the ticketing service agreement. The agreements also specify the additional systems, if any, that may be used and purchased by clients.

        If an event is canceled, Ticketmaster's current policy is to refund the per ticket convenience charges (but not the order processing fee that is payable with respect to transactions by telephone and online orders). Refunds of the ticket price for a canceled event are funded by the client. To the extent that funds then being held by Ticketmaster on behalf of the client are insufficient to cover all refunds, the client is obligated to provide Ticketmaster with additional amounts within a specified period of time (typically 24 to 72 hours) after request by Ticketmaster. Clients have historically fulfilled these obligations.

Distribution System

        Ticketmaster's ticketing distribution system is principally comprised of remote sales outlets, call centers and the ticketmaster.com website. During fiscal 2001, ticket sales at the remote sales outlets, at call centers and on ticketmaster.com and related international websites accounted for approximately 34.1%, 33.8% and 32.1%, respectively, of Ticketmaster's ticket sales.

  Remote Sales Outlets

        At the end of fiscal 2001, Ticketmaster had approximately 3,300 retail Ticket Center outlets worldwide, approximately 2,800 of which were located in the United States and approximately 500 of which were in foreign territories, compared to approximately 3,460 retail Ticket Center outlets worldwide at the end of fiscal 2000. Ticketmaster has emphasized the establishment of retail outlets in high visibility chain stores with existing name recognition, significant customer traffic and customer profiles consistent with the type of events sold through the Ticketmaster System. The majority of Ticketmaster's remote sales outlets are located in major department, grocery and music stores. Among the retailers that serve as remote sales outlets are May Company (Filene's, Foley's, Hecht's, Kaufmann's, Robinsons-May), Saks Incorporated (Carson Pirie Scott, Boston Store, Bergner's, Younkers), Target Corporation (Marshall Field's), Kroger (Kroger, Fred Meyer, Fry's Marketplace, Smith's Food and Drug), Publix grocery and drug stores and music stores, Wherehouse Music, Tower Records and Trans World Entertainment (Camelot Music, Coconuts, Record Town, Spec's Music, For Your Entertainment). The specific stores within each chain that serve as remote sales outlets are negotiated by Ticketmaster with each chain.

        Ticketmaster is responsible for installation and maintenance of the hardware and software necessary to sell tickets through the Ticketmaster System at the remote sales outlets. Ticketmaster also trains the remote sales outlet's employees in the use of the Ticketmaster System and related systems, provides support and oversight in connection with the sale of tickets and furnishes the remote sales outlets with promotional materials related to the Ticketmaster System and events for which tickets are available. The remote sales outlets are responsible for the staffing of the stores and their daily operation. The remote sales outlets are generally paid a commission of approximately 17% to 20% of the convenience charge (approximately 30% in the United Kingdom), typically subject to a maximum amount per ticket. Since February 1997, Ticketmaster has accepted credit cards in addition to cash at the outlets. Ticket purchasers receive their tickets at the point of sale. The remote sales outlets generally deliver sales proceeds and convenience charges to Ticketmaster on a schedule ranging from daily to weekly depending on the financial condition of the particular remote sales outlets and other factors. Ticketmaster has not suffered any material loss with respect to funds collected by its remote sales outlets for remittance to Ticketmaster.

  Call Centers

        As of December 31, 2001, Ticketmaster operated 20 call centers worldwide. Ticket purchasers seeking a greater degree of convenience than is afforded at facility box offices or remote sales outlets can purchase tickets by telephone seven days a week, up to 14 hours per day, using a major credit card. Sales agents, staffing up to approximately 1,100 telephone and customer service positions domestically and approximately 650 in foreign markets, take the caller's credit card order and mail the tickets directly to the ticket purchasers. Tickets that are purchased by telephone can also be picked up at the appropriate facility's "will call" ticket window. Ticketmaster typically assesses a per order "order processing" fee in addition to the per ticket convenience charge. Ticketmaster generally receives the ticket sales proceeds and convenience charge and order processing fees from telephone credit card transactions within two business days after submission to the credit card company. The call centers also respond to large numbers of informational calls related to events, including requests for facility characteristics, directions, telephone numbers, disability access and seating and local hotels and restaurants. Concurrently with the sale of tickets to entertainment events, Ticketmaster's call centers may offer other products for sale related or unrelated to the events for which tickets are being sold. Ticketmaster generally fulfills these sales by ordering the products from a third party.

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

        In addition, Ticketmaster has effectively handled a number of ticket orders through its interactive voice response system, which processes ticket orders on the phone without operator assistance. In 2001, approximately 16.4% of its call center sales (representing 5.6% of all of Ticketmaster's ticket sales) were processed through the interactive voice response system.

  Online Ticketing Services

        Online services permit consumers to purchase tickets and access information about events on their personal computers via the Internet. Ticketmaster's ticketing transactions are processed primarily through ticketmaster.com and, to a lesser extent, through ticketweb.com, museumtix.com and various international versions of these websites. Ticketmaster expects online sales to continue to expand as more consumers engage in transactions over the Internet. Additionally, this medium provides Ticketmaster with a cost efficient way to disseminate information and cross-promote, which may help reduce costs for these services across Ticketmaster's other distribution channels. From September 1998 until the Combination, Ticketmaster's online ticketing operations were conducted exclusively by TMCS; since the Combination, they are conducted by Ticketmaster.

        Ticketmaster.com, Ticketmaster's primary online ticketing website, is a leading online ticketing service. The service enables consumers to purchase tickets for live music, sports, arts and family entertainment events presented by Ticketmaster's clients and related merchandise over the Web. Consumers can access the ticketmaster.com service at www.ticketmaster.com, from Ticketmaster's other owned and operated websites, including citysearch.com, and through numerous direct links from banners and event profiles hosted by third party websites. In addition to these services, the ticketmaster.com website and related international websites provide local information and original content regarding live events for Ticketmaster clients throughout the United States, Canada, Norway, Ireland and the United Kingdom.

        Since the commencement of online ticket sales in November 1996, ticketmaster.com has experienced significant growth in the volume of tickets sold through its website. Gross transaction dollars for ticket sales through its website increased from approximately $223,000 in November 1996 to $115.1 million in December 2001. Similarly, tickets sold on the ticketmaster.com website in November 1996 represented less than 1% of total tickets sold by Ticketmaster, while tickets sold online in the quarter ended December 31, 2001 represented approximately 33.9% of tickets sold.

        The ticketmaster.com ticketing system interfaces on a real-time basis with the host ticketing systems developed by Ticketmaster. This process is designed to ensure that, except in limited circumstances, the inventory of tickets available online is identical to that which is available through Ticketmaster's other distribution methods (e.g., telephone call centers and remote sales outlets) and to enable consumers to order tickets on a "best available seat" basis. Ticketmaster has taken various measures designed to prevent system failure in Ticketmaster's computer center. Each system has a live back-up available in the event of a primary system failure. Rooms housing computer-related equipment are protected by computer-safe fire protection systems. To guard against power outages, uninterruptable power supplies are utilized. High capacity back-up generators eliminate dependency on public electric sources and all data is continually recorded to multiple back-up systems. In addition, the ticketmaster.com website is mirrored in three separate co-location facilities across the United States.

        Ticketmaster uses Secure Sockets Layer encryption technology, which is designed to allow users to transmit their personal information securely over the ticketmaster.com website. The decrypted data is then passed through two levels of firewalls, using an internally developed communications protocol, to the Ticketmaster host systems where credit cards are processed and customer accounts are created. The host systems communicate directly with bank processing centers for instantaneous online credit card authorization and electronic deposit of credit card receipts. Essentially, all order processing, credit card billing, order fulfillment and consumer service functions for online ticketing orders are handled by Ticketmaster in the same manner as orders which are placed by telephone.

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

        The Ticketmaster System software is maintained in-house, eliminating any reliance upon outside software companies. Ticketmaster believes that this allows it to more readily adapt to its clients' needs, changing market conditions and advances in hardware and other technologies. The Ticketmaster System communicates directly with bank processing centers for instantaneous online credit card authorization and electronic deposit of credit card receipts. All of the Ticketmaster System's online terminals at the call centers and outlets and at selected facility box offices have access to the authorization network.

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

        Ticketmaster's proprietary software and system is the product of over 20 years of innovation and continual enhancement by a team of in-house software and system professionals currently numbering over 80. Ticketmaster's research and development staff has produced significant enhancements to the Ticketmaster System, including proprietary ticket printers and data telecommunications multiplexors, and regularly upgrades Ticketmaster's software. In order to further expand its product line and offer specialized products to its clients, Ticketmaster has acquired a number of system and software development companies. For example, in January 1998, Ticketmaster acquired the software capabilities of Distributed System Architects, Inc., which provides ARCHTICS™ software and services for professional sports teams. Similarly, other acquisitions have facilitated Ticketmaster's expansion of its development team and the integration of related products and services, including FanTM™, PCI, TM Ultimate Fan™, Synchro and Pacer Cats.

        In April 2000, Ticketmaster further expanded its product line and development team by acquiring the Microflex Ticketing System used by Admission Network USA Inc. in North America and by Cirque du Soleil, among other clients. In October 2000, Ticketmaster also began to implement its ticketfast™ program, which is currently only available through ticketmaster.com. This technology allows Ticketmaster to deliver tickets instantly to customers by allowing them to print their own safe and secure bar-coded tickets on their home or office printers. Using Ticketmaster FanTM™ access control technology, facilities can accept and verify tickets created using ticketfast™ as well as other bar-coded Ticketmaster tickets.

Ticketing Industry Overview

        Ticketmaster believes that, although a material percentage of all tickets for live entertainment events sold in the United States during fiscal 2001 were sold through retail outlet networks, call centers and online services operated by automated ticketing service companies, the domestic market represents a growth opportunity as consumers increasingly use the Internet and seek the convenience offered by ticket locations away from the facility box office.

        The use of automated ticketing is generally in an earlier stage of development outside of the United States, although the actual level of use varies greatly from country to country. While Ticketmaster believes that there is substantial potential for international growth, the timing and rate of penetration within each international market will vary.

        The supply of tickets, both domestically and internationally, has increased in recent years due to, among other factors, increases in the number of concerts and family shows, the number of facilities (e.g., construction of new arenas and amphitheaters) and facility size and seating capacity, event expansion into new market areas (e.g., the increase in the number of professional sports teams and the development of new sports leagues) and increases in the number of performances of a particular event (e.g., expanded post-season play by sports leagues and associations). Ticket supply has also been enhanced by the facilities' desire to present as many revenue-producing events as possible in order to meet their financial and other obligations. In recent years, the public's increased demand for tickets to certain live entertainment events has been evidenced by its willingness to pay higher ticket prices to attend these events and the spread of public interest in certain types of events beyond historical levels

(e.g., increased worldwide interest in football, baseball and basketball). In addition to live entertainment events held at arenas, amphitheaters, stadiums and performing arts venues, automated ticketing for live events has expanded into servicing ticket issuing facilities that do not generally have seats (e.g., museums, amusement parks and state and county fairs).

        The success of automated ticket service companies depends on their ability to develop and maintain relationships with facilities, sports teams and promoters by providing high quality service as well as the availability of, and public demand for, tickets for all types of events, including sports, family entertainment, concerts, fine arts and cultural attractions.

Personals

Service

        Match.com is a leading online matchmaking and dating service that offers single adults a safe, convenient and private environment for meeting other singles. Match.com, in combination with the One & Only Network, another online personals company operated by Match.com, features more than 2.5 million members with profiles. As of December 31, 2001, the personals operations had 382,150 paying subscribers.

        Match.com is designed to provide adults with a secure, fun environment for meeting other single adults. Match.com provides users with access to other users' personal profiles and enables a user interested in meeting another user to send email messages to that user through Match.com's double-blind anonymous email system. Email recipients can respond, or not, depending on their interest in the sender. Match.com offers users a free service that includes searching, matching and responding to emails from Match.com users; should the user elect to initiate email contact with another Match.com user, Match.com charges a subscription fee, starting with a single-month term, with discounts for longer term subscriptions. Match.com seeks to maintain a balanced number of male and female users by, among other things, forming relationships with women-oriented Internet sites. Match.com also has implemented a number of measures designed to keep the site secure for use by single women.

        In September 1999, Ticketmaster purchased One & Only Network, another Internet personals company, which also operates an online affiliate program focused on online matchmaking. These affiliates are able to join the One & Only Network for free, and earn commissions on each customer subscription they sell into One & Only Network's online matchmaking service. One & Only Network is operated as part of the Match.com network, and Ticketmaster is focusing its partnership and advertising efforts on building the Match.com system and brand.

Strategic Alliances; Sales and Marketing

        Match.com has entered into partnerships and strategic alliances with third parties in order to increase subscriptions in general as well as to target particular segments of its potential subscriber base. Typically, these partners earn a commission on each customer subscription they sell into the Match.com service. Match.com expects to continue to pursue strategic alliances and partnerships domestically and in foreign markets, both through its affiliate program and through agreements with third parties, in an effort to expand its overall subscriber base and to encourage subscriptions from targeted audiences. Match.com purchases advertising on websites, including strategic placement of ads on Web pages related to romance and personals, and television in an effort to increase subscriptions and promote the Match.com brand name.

Technology

        Match.com and One & Only Network have developed and implemented several technologies to support their matchmaking services and affiliate marketing network.

        The Match.com personals service is deployed as a tiered system consisting of Web servers, database servers, customer support applications and transaction processing applications. These technologies are based on commercial application servers, databases and hardware. Internet users interact with forms-based HTML pages to specify their desired match. Match.com's database is then searched to provide the results to the user. User transactions and customer support are accomplished with custom-built applications.

        The affiliate marketing service provides registration, customization, transaction tracking and reporting services to independent Web masters allowing them to participate in the personals service or any other service which Ticketmaster may make available to the affiliate network from time to time. Match.com technology provides near real-time reporting capabilities on the subscription performance of affiliated sites.

City Guide

General

        Citysearch.com is a network of local city guide sites that offer primarily original local content for major cities in the United States and abroad, as well as practical transactional tools to get things done online. The city guides provide up-to-date, locally produced information about a city's arts and entertainment events, bars and restaurants, recreation, community activities and businesses (shopping and professional services), real estate related information, as well as local sports and weather updates. Citysearch also features a comprehensive directory listing, similar to a yellow pages directory, of local businesses in over 3,000 zip codes in the United States. In addition, Citysearch city guides let people act on what they learn by supporting online business transactions, including ticketing, hotel and restaurant reservations, and matchmaking through affiliations with leading ecommerce websites providing these products.

        Ticketmaster has citysearch.com sites in 106 cities in the United States, 103 of which are owned and operated by Ticketmaster and the remaining three of which are partner-led. During 2001, Ticketmaster reduced the number of domestic markets in which Ticketmaster maintains local sales and content staff for from 33 to 16, reflecting a realignment of the city guide focus to a more regionally-based structure. During 2001, Ticketmaster has also increased the number of its partner-led international citysearch.com sites from 21 to 43. Ticketmaster's international media partners bring capital, brand recognition, promotional strength and local knowledge to their city guides and allow Ticketmaster to build out its international network of sites faster than it could solely through owned and operated sites.

        City guide revenues are generated through the sale of online advertising, both local and national, product licensing and consulting services and to a smaller extent, transaction fees from affiliate partners. Local advertising revenues are derived primarily from targeted media placement, sale of self-enrollment enhanced listings in search results, in context advertising and targeted sponsorship packages. In addition, while becoming a smaller part of the total revenue stream, Ticketmaster continues to generate local advertising income from Web site development, hosting and placement in Citysearch's directory listings.

Business-to-Consumer Products

        Citysearch provides local, regional and national businesses with a wide range of Web advertising options designed to reach growing local audiences. Throughout 2001, Citysearch shifted focus from comprehensive Web site design and hosting, toward advertising solutions that are more targeted and client driven, including those solutions described below.

        Media Products.    Citysearch offers businesses an opportunity to target interested users through one of two bundled packages, a "targeted sponsorship package" and a "traffic builder package". A "targeted sponsorship package" includes a premium placement advertisement on the citysearch.com search results pages; a cover advertisement on the front page of city guide content section; and a priority listing advertisement on a user initiated search return. The "traffic builder package" features both the premium placement advertisement and the cover advertisement, but does not include a priority listing.

        Self-Enrollment Listings.    Businesses can choose from a variety of listing options on citysearch.com, including an enhanced listing that allows a business to boost its presence in citysearch.com search results by ensuring that its ad will be placed above the standard alphabetical listings in its category. As of September 2001, Citysearch automated the enrollment process for directory listings so that a business can now self-enroll and manage its enhanced listing without reliance on Citysearch personnel.

        Web Site Design and Hosting.    Citysearch offers several options for businesses seeking to create a Web presence, from a basic Web site to a multi-page site with additional features and functionality. Citysearch charges between $75 and $150 per month for its Web site hosting and maintenance services. In addition, Citysearch charges an upfront development and design fee between $900 and $1,500 in connection with all its Web site design services.

        Banners and Sponsorships.    Citysearch offers local, regional and national businesses opportunities to gain exposure through Citysearch's banner, sponsorship and promotion products. A business can promote its message by sponsoring one of Citysearch's four major editorial guides. Citysearch also sells sponsorships of various sections within its city guides on a local and national basis.

        Promotional Opportunities.    Elements of Citysearch's marketing programs include online sweepstakes and fulfillment/database building, consumer incentive programs and offline marketing programs such as point-of-purchase, employee incentives and special event sponsorships.

Strategic Alliances

        Citysearch has entered into partnerships and strategic alliances with third parties in order to:

  •
  rapidly build its national and international network of Citysearch local city guides;

  •
  generate licensing revenue from Citysearch partner-led markets;

  •
  facilitate branding;

  •
  gain access to additional content; and

  •
  drive traffic on its network of sites.

        Newspaper and Telephony Partnerships.    Citysearch has entered into strategic partnerships with major newspapers and media companies in the United States and other countries, including Australia, Sweden, Denmark, Canada, Korea and Japan. In these partner-led markets, the partner provides capital and management, while Citysearch contributes technology, a business model, consulting services, business systems and processes and network participation. Citysearch typically receives up-front and ongoing license fees, fees for consulting services and, in many cases, royalties based on partner-generated revenues. Citysearch believes these arrangements allow it to expand its international network of cities in a more rapid and cost-effective manner than an exclusively owned and operated network would allow. Citysearch does not expect to enter into additional domestic partnerships to launch city guides.

        Marketing Agreements.    Citysearch has entered into both local and national marketing agreements. For example, Citysearch entered into an extensive distribution and marketing agreement with Microsoft as part of the transaction involving Citysearch's purchase of the Sidewalk assets from Microsoft. The agreement, which was recently extended for an additional three years, provides promotion and linking arrangements for Citysearch's various Web sites and promotion of its advertising customers on the Microsoft online yellow pages. Citysearch intends to continue to pursue such marketing agreements in order to attract additional business customers and increase usage of citysearch.com sites by consumers.

        Content Distribution Alliances.    Citysearch has entered into agreements with a number of companies to distribute its content and drive traffic to its Web sites. Citysearch has recently begun to syndicate its citysearch.com content to non-competitive third party Web sites in exchange for cash payments and/or branding and promotional consideration.

Marketing and Sales

        Citysearch emphasizes marketing activities in its owned and operated markets aimed at increasing awareness of its local city guides by both consumers and business customers.

        In partner-led markets, Citysearch's marketing efforts rely substantially on the partner's existing franchise and resources in the community.

        In connection with its transition from a locally-based structure to a regionally-based structure, Citysearch has been able to reduce its reliance on a large local direct sales force. Citysearch has effectively reduced its sales force from approximately 111 account managers as of December 31, 2000, to approximately 94 account managers as of March 1, 2002.

Operations

        Though no longer focused on the aggressive roll-out of additional local city guides, Citysearch continues to license its roll-out capabilities to media companies in its partner-led markets. Citysearch has analyzed and documented the most successful practices associated with its early city launches to refine and standardize its field and home office production processes. Citysearch's software systems monitor much of the sales and customer care functions. Additionally, Citysearch has built custom systems that streamline the site creation and maintenance process.

        City guide customer service operations are located in Citysearch's central city guide production site in the Los Angeles, California area. Citysearch's enterprise management systems enable customer service staff members to view a customer's full profile, including billing and interactive history, as they take such customer's call, and to use Citysearch's software tools to make changes to a business customer's site in real time.

Technology

        Citysearch has developed and implemented a number of technologies to support its local city guide service and business operations, including an online city guide application and a suite of integrated enterprise management systems.

        Local Search Functionality.    Citysearch launched its local search functionality in September, 2001. This feature allows users to conduct free form keyword searches for businesses and information in any of over 3,000 zip codes in the country by exact address, airport code, zip code, neighborhood, city or state.

        Citysearch Online Application.    Citysearch's online application provides a simple and intuitive user interface for finding local information online. Citysearch employs a multi-tiered architecture, separating a standard relational database from business rules and presentation logic. Citysearch's tiered architecture is designed to provide for rapid development cycles and code reuse.

        Enterprise Management Systems.    Citysearch has developed and implemented a suite of integrated enterprise management systems consisting of third-party and internally developed applications covering sales force automation and telemarketing, production management and tracking systems and customer service, accounting, billing and commissions systems.

Additional Web Sites

        Ticketmaster's city guide segment also includes a number of other Web sites operated by Ticketmaster that have their own following on the Internet and that round out its citysearch.com, ticketmaster.com and online personals offerings. These Web sites include:

  •
  evite.com
  •
  livedaily.com; and
  •
  cityauction.com.

  Evite.com

        Evite, Inc. is a free online invitation service acquired by Ticketmaster in March 2001. In addition to its invitation service, Evite offers a reminder service, polling, payments collection, restaurant and concert listings, event shopping and local resources. Evite now averages more than 3.6 million sent invitations a month.

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

        During the 1990s, Ticketmaster continued to expand both through acquisitions and strategic alliances with joint venture partners, including, in 1991, the acquisition of certain assets (principally client contracts) of Ticketron, which previously had been one of Ticketmaster's major competitors; in 1997, when it acquired its licensee, Ticketmaster Canada; in 1997, when it acquired its 50% interest in Ticketmaster Ireland; and in 2000, when it acquired Réseau Admission Inc. in Canada, and certain contracts formerly serviced by ETM Entertainment Network, Inc. and Dillard Ticketing System, Inc. (collectively, "ETM") when ETM ceased operations in June 2000. During the past six years, Ticketmaster reacquired the rights to use its name and the Ticketmaster System that had previously been granted to joint ventures and to licensees such that, as of December 31, 2001, in the United States Ticketmaster had only two remaining licensees: the University of Texas and in the Washington, D.C./Baltimore area.

        In 1999, TMCS acquired CityAuction, Inc. (cityauction.com), an online auction company, and Match.com, Inc. (Match.com) and Web Media Ventures, LLC (d/b/a One & Only Network), which are both online personals services. In addition, in 1999, TMCS acquired the arts and entertainment portion of The Microsoft Network (MSN) Sidewalk (sidewalk.com) city guides, significantly expanding the reach of its citysearch.com city guides. In January 2000, TMCS acquired 2b Technology, Inc., a Richmond, Virginia based visitor management software developer and offline and online ticketing company targeted at venues such as higher volume museums, cultural institutions and historic sites. In May 2000, TMCS acquired TicketWeb Inc., a ticketing company whose Web-based ticketing software allows venues and event promoters, including symphony concerts, clubs, museum exhibitions, amusement parks and film festivals, to perform box-office operations remotely, over the Internet. In February 2001, Ticketmaster (the combined company) acquired ReserveAmerica Holdings, Inc., an online and offline camping and outdoor activity reservations company. In March 2001, Ticketmaster acquired Evite, Inc., a free online invitation service.

Ticketing Joint Ventures and Licensees

        As summarized above, in addition to the ticketing operations performed directly by Ticketmaster, the Ticketmaster System is operated in certain territories through joint ventures and licensees. Included among Ticketmaster's current joint ventures and strategic alliances are the following:

Australian Joint Ventures

        On December 1, 1995, Ticketmaster and the Victorian Arts Centre Trust ("VACT") formed joint ventures (the "Australian Joint Ventures") for the purpose of conducting Ticketmaster's live entertainment ticketing business in Australia and, possibly, in New Zealand. In September 1999, VACT sold its interest in the venture to Seven Pty Limited. As a result of this transaction, Ticketmaster has a 50.1% interest in, Ticketmaster 7 Pty Limited ("Ticketmaster Australia"). Through June 2001 the Company exercised control over the Australian Joint Ventures and its assets, liabilities and results of operations were consolidated. In the third quarter of 2001, certain rights were relinquished and the Company no longer exercised control over the Australian Joint Ventures and accordingly, the entity was deconsolidated and effective the third quarter of 2001 has been accounted for under the equity method of accounting. Some of Ticketmaster Australia's clients include the Victorian Arts Centre, the Australian Football League, the Melbourne Cricket Grounds and the Australian Chamber Orchestra.

Ireland Joint Venture

        On July 31, 1997, Ticketmaster acquired 50% of the capital stock of Ticket Shop Limited, the entity through which Ticketmaster conducts its live entertainment ticketing business in Ireland. In December 2000, Ticketmaster acquired an additional 10% of the capital stock of Ticket Shop Limited and therefore, the accounts of Ticket Shop Limited are included in the consolidated financial statements. Ticketmaster serves as the managing partner of the joint venture.

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

Domestic Licensees

        Ticketmaster has selectively licensed its name and technology to third parties for use in the Washington, D.C./Baltimore area and to the University of Texas. Ticketmaster derives revenues from its licensees in the form of license fees and/or ongoing per ticket royalties. Less than 1% of Ticketmaster's total revenues during fiscal 2001 were derived from these license arrangements. On December 18, 2000, Ticketmaster acquired its Oregon licensee.

City Guide Investments

Active.com

        In December 1999, TMCS completed the purchase of approximately 19% of the fully-diluted equity of Active.com, Inc. in the form of preferred stock which, as of December 31, 2001, had been diluted to approximately 6%. Active.com is an online participatory sports registration and information company. Active.com is the company resulting from the merger of RaceGate.com and ActiveUSA.com, which were each in the same business category. The total consideration paid to Active.com for the preferred stock was valued at $15.5 million. In November 2000 and November 2001, TMCS invested an additional $1 million and $750,000, respectively, in Active.com in follow-on investment rounds.

Competition

Ticketing Operations

        Ticketmaster's ticketing business, including ticketmaster.com, faces competition and potential competition from other national and regional ticketing service companies, entertainment organizations with ticketing capabilities, as well as from its clients who may elect to fulfill ticketing distribution and management functions through their own systems. Not all facilities, promoters and other potential clients use the services of an automated ticketing company, choosing instead to distribute their tickets through their own internal box offices or other distribution channels. Accordingly, Ticketmaster competes with the facilities, promoters and other potential clients for the right to distribute their tickets at retail outlets, by telephone and on the Internet.

        Other companies compete with Ticketmaster by selling stand-alone automated ticketing systems to enable the facilities to do their own ticketing. Several of Ticketmaster's competitors have operations in multiple locations, while others compete principally in one specific geographic location. Ticketmaster experiences substantial competition for potential client accounts and renewals of contracts on a regular basis. Accordingly, there can be no assurance that prospective or renewal clients will enter into contracts with Ticketmaster rather than Ticketmaster's competitors (including clients that choose to self-distribute with, or without, the assistance of the numerous companies that support self-distribution). Ticketmaster competes on the basis of products and service provided, capability of the ticketing system, its distribution network, reliability and price.

        As an alternative to purchasing tickets through Ticketmaster, ticket purchasers generally may purchase tickets from the facility's box office at which an event will be held or by season, subscription or group sales directly from the venue or promoter of the event. Although Ticketmaster's clients may process sales of these tickets through the Ticketmaster System, Ticketmaster derives no convenience charge revenue from the ticket purchasers with respect to those ticket purchases.

Personals

        The dating services business is very competitive. Match.com's and One & Only Network's primary competitors include the personals sections of newspapers and weeklies, free online dating services, other online-pay-dating services, including local online offerings from stand-alone dating websites or local media.

City Guide

        The markets for local content and services are highly competitive and diverse. Citysearch's primary competitors include online providers of local content, numerous search engines and other site aggregation companies, media, telecommunications and cable companies, Internet service providers and niche competitors which focus on a specific category or geography and compete with specific content offerings provided by Citysearch, paper city guides and listings contained in various newspapers and magazines. Many of Ticketmaster's city guide competitors have greater financial and marketing resources than it has and may have significant competitive advantages through other lines of business and existing business relationships. Furthermore, additional major media and other companies with financial and other resources greater than Ticketmaster may introduce new Internet products addressing the local interactive content and service market in the future.

General

        Ticketmaster believes that the principal competitive factors for all its services, including its ticketing, personals and city guide businesses, include: depth, quality and comprehensiveness of content; ease of use; distribution; search capability; and brand recognition. Ticketmaster cannot ensure that it will be able to successfully compete against its current or future competitors or that competition will not have a material adverse effect on its business, financial condition and results of operations. Furthermore, as a strategic response to changes in the competitive environment, Ticketmaster may make certain pricing, servicing or marketing decisions or enter into acquisitions or new ventures that could have a material adverse effect on its business, financial condition and results of operations.

Trademarks and Patents

        Ticketmaster owns a number of registered trademarks in various countries relating to, among other things, the names Ticketmaster, Match.com, Evite, ReserveAmerica and their related logos. Ticketmaster believes that such trademarks are widely recognized throughout North America and other parts of the world and have considerable value. Ticketmaster is not aware of any actions against its trademarks used in its businesses domestically and has not received any notice or claim of infringement in respect of such trademarks.

        Ticketmaster presently has no patents pertaining to the Ticketmaster System or any of its other business operations. Although Ticketmaster may in the future file for patent protection on products developed or to be developed by it, there can be no assurance that any patents will be issued or, if issued, that such patents will provide Ticketmaster with meaningful protection. Furthermore, the technology used by Ticketmaster in many of its products is likely to be within the state-of-the-art and may not be more advanced than the technology used by or available to certain of its present or potential competitors. Ticketmaster may be unable to prevent its competitors and others from incorporating features of Ticketmaster's products into their own products.

        Ticketmaster regards its copyrights, service marks, trademarks, trade dress, trade secrets, proprietary software and similar intellectual property as critical to its success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with employees, customers, partners and others to protect its proprietary rights.

        Effective trademark, service mark, copyright and trade secret protection may not be available or sought by Ticketmaster in every country in which its products and services are made available, or in any particular country, with regard to all of its products or services which are available in that country. Ticketmaster has licensed in the past, and expects that it may license in the future, certain proprietary rights, such as trademarks or copyrighted material, to third parties. In addition, Ticketmaster has licensed in the past, and expects to license in the future, certain content, including trademarks and copyrighted material, from third parties. While Ticketmaster attempts to ensure that the quality of its brands is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of Ticketmaster's proprietary rights or reputation, which could have a material adverse effect on its business, financial condition and results of operations.

        Ticketmaster licenses the registered trademark "Citysearch" from a third party, and there can be no assurance that Ticketmaster will be able to continue to license the trademark on terms acceptable to it. The initial term of the license expired in March 2001, and is subject to indefinite annual renewals at Ticketmaster's option. Ticketmaster exercised its renewal rights in March 2001 and 2002 and intends to continue to do so in the future. Ticketmaster may be subject to legal proceedings and claims of alleged infringement of the trademarks and other intellectual property rights of third parties by Ticketmaster and its licensees or licensors. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources which could result in a material adverse effect on Ticketmaster's business, financial condition and results of operations.

Regulation

        Ticketmaster is regulated by certain state and local regulations, including, but not limited to, a law in Georgia, that establishes maximum convenience charges on tickets for certain sporting events. Other legislation that could affect the way Ticketmaster does business, including legislation that would regulate the amount of convenience charges and order processing fees, are introduced from time to time in federal, state and local legislative bodies. Ticketmaster is unable to predict whether any such legislation will be adopted and, if so, the impact thereof on its business.

        Ticketmaster has recently introduced, and intends to continue to introduce in the future, new products and services. Many of these products and services, such as Ticketmaster Marketplace™, have either never previously existed or have developed rapidly due to the fast rate of change in Internet-based business models. As a result, the impact of existing laws and regulations on these new products and services is uncertain. Ticketmaster believes that its new products and services comply with existing laws and regulations, but there can be no assurance that such laws and regulations will not in the future be applied to these new products and services in unforeseen ways. As such, the impact of the application of such laws and regulations on certain of Ticketmaster's businesses cannot be foreseen and may have a material adverse effect on such businesses and the applicable products and services.

        Ticketmaster's products and services are subject to various sales and use tax provisions under applicable State and local law. The application of such tax provisions to Ticketmaster's historical and new products and services is subject to interpretations by the applicable taxing authority. Ticketmaster believes it is compliant with these tax provisions, but there can be no assurance that taxing authorities will not take a contrary position and that such position will not result in a material adverse effect to Ticketmaster's business, financial condition and results of operations.

        Ticketmaster posts privacy policies for most of its Internet websites concerning Ticketmaster's use and disclosure of user data. In addition, Ticketmaster is subject to Federal, State and local laws relating to Internet commerce generally and privacy of Internet user data specifically. While there are currently relatively few laws specifically directed to online commerce, the Federal Trade Commission and State and local legislative bodies are debating many proposed new Internet related laws and regulations designed, among other things, to impose new obligations and restrictions with respect to user data collected on Internet sites. Failure by Ticketmaster to comply with its posted privacy policies or with existing or new privacy-related laws and regulations could result in regulatory proceedings or private party litigation. Any such proceeding or litigation could have a material adverse effect on Ticketmaster's business, results of operations or financial condition, if not resolved in Ticketmaster's favor.

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

        Ticketmaster is subject to certain laws and regulations in the foreign markets in which it operates but does not believe that such laws or regulations will materially impact its ability do business in such markets.

        Furthermore, there may be additional federal or state legislation or changes in regulation implementation that would limit the activities of Ticketmaster or its clients in the future or significantly increase the cost of compliance.

Relationship with USA

        Ticketmaster is currently a direct, majority-owned subsidiary of USA Networks, Inc. ("USA"). As of December 31, 2001, USA beneficially owned shares of Ticketmaster's Class A and Class B Common Stock representing approximately 92% of the total voting power of its total outstanding Common Stock. As a result, USA generally has the ability to control the outcome of any matter submitted for the vote or consent of Ticketmaster's stockholders. Subject to applicable Delaware law, USA is generally not restricted with regard to its ability to control the election of Ticketmaster's directors, to cause the amendment of its Amended and Restated Certificate of Incorporation, or generally to exercise a controlling influence over Ticketmaster's business and affairs. This control relationship may have the effect of delaying or preventing a change in control of Ticketmaster and might adversely affect the market price of its Class B Common Stock.

        Conflicts of interest may arise between Ticketmaster and USA and its affiliates in areas relating to past, ongoing and future relationships and other matters. These include corporate opportunities; indemnity arrangements; tax and intellectual property matters; potential acquisitions or financing transactions; sales or other dispositions by USA of shares of Ticketmaster's Class A and Class B Common Stock held by it; and the exercise by USA of its ability to control Ticketmaster's management and affairs. Ownership interests of Ticketmaster's directors or officers in USA common stock, or service as both a director or officer of Ticketmaster and a director, officer or employee of USA, could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for Ticketmaster and USA. Several of the members of Ticketmaster's board of directors are also directors, officers or employees of USA. In addition, USA is engaged in a diverse range of media, electronic and online commerce businesses. These businesses may have interests that conflict or compete in some manner with Ticketmaster's business. Subject to applicable Delaware law, USA is under no obligation, and has not indicated any intention, to share any future business opportunities available to it with Ticketmaster.

        Ticketmaster's Amended and Restated Certificate of Incorporation also includes provisions which provide that: USA shall have no duty to refrain from engaging in the same or similar activities or lines of Ticketmaster's business, thereby competing with Ticketmaster; USA, its officers, directors and employees shall not be liable to Ticketmaster or its stockholders for breach of any fiduciary duty by reason of any activities of USA in competition with Ticketmaster; and USA shall have no duty to communicate or offer corporate opportunities to Ticketmaster and shall not be liable for breach of any fiduciary duty as a stockholder of Ticketmaster in connection with these opportunities, provided that the relevant procedures set forth in Ticketmaster's Amended and Restated Certificate of Incorporation are followed.

        There can be no assurance that any conflicts that may arise between Ticketmaster and USA, any loss of a corporate opportunity to USA that might otherwise be available to Ticketmaster, or any engagement by USA in any activity that is similar to Ticketmaster's business will not have a material adverse effect on Ticketmaster's business, financial condition and results of operations or its other stockholders.

Employees

        As of December 31, 2001, Ticketmaster employed approximately 3,800 domestic and 800 foreign employees, determined on a full-time equivalent basis.

        Ticketmaster's telephone sales agents in Toronto and Montreal, Canada are the only employees of Ticketmaster covered by collective bargaining agreements. The collective bargaining agreement covering the telephone sales agents in Toronto, Canada is scheduled to expire on March 31, 2003. The collective bargaining agreement covering the telephone sales agents in Montreal, Canada expires on October 31, 2006. Ticketmaster believes that its relations with its employees are good.

ITEM 2. PROPERTIES

        Ticketmaster's corporate offices are located at 3701 Wilshire Boulevard, Los Angeles, California, where it currently leases approximately 73,700 square feet under leases expiring in 2003 and 2006. Ticketmaster leases office space in various cities throughout the United States, the United Kingdom, Ireland, Canada, Norway, Germany and France. As of December 31, 2001, Ticketmaster had approximately 835,500 square feet of space under lease, with scheduled expirations ranging from April 2002 to June 2014. In addition, Ticketmaster owns a small office in Vancouver, Canada.

        Ticketmaster's personals businesses are located in Richardson, Texas, where it currently leases approximately 31,300 square feet under a lease expiring in 2005.

        Ticketmaster's city guide headquarters are located in Pasadena, California, where it currently leases approximately 48,200 square feet under a lease expiring on March 31, 2002. Ticketmaster has recently leased approximately 36,900 square feet at 3731 Wilshire Blvd., Los Angeles, California, under a lease expiring 2006 and intends to move its city guide headquarters to such space in the first and second quarters of 2002. Ticketmaster also leases local office space for its city guide business in approximately 14 cities throughout the United States. Local offices range in size from less than 2,000 square feet to 7,500 square feet and have lease terms that range from month-to month to seven years. None of such leases expires later than 2005, except for the San Francisco lease which expires in 2006.

        Ticketmaster believes that its facilities are adequate in the locations where it currently does business.

ITEM 3. LEGAL PROCEEDINGS

        Ticketmaster is from time to time party to various legal proceedings arising in the ordinary course of its business. In addition to the legal proceedings described below, Ticketmaster is also party to various legal proceedings in which it is the plaintiff and seeks injunctive relief and/or damages from third parties for breach of contract and unauthorized use of Ticketmaster's intellectual property.

        From time to time, federal, state and local authorities commence investigations or inquiries with respect to Ticketmaster's compliance with applicable antitrust, consumer protection, deceptive advertising, unfair business practice and other laws. Ticketmaster has historically cooperated in and satisfactorily resolved each such investigation or inquiry.

        Ticketmaster believes that it has conducted its business in compliance with all applicable laws, including federal and state antitrust laws. In the opinion of Ticketmaster's management, none of Ticketmaster's legal proceedings will have a material adverse effect on Ticketmaster's financial position or results of operation, but Ticketmaster can give no assurance that it will not incur material damages or costs in connection with such litigation. Ticketmaster has incurred significant legal expenses in connection with these and other investigations and lawsuits and may incur additional significant legal expenses in the future should investigations or lawsuits be instituted.

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

Tickets.com Litigation

        On July 23, 1999, Ticketmaster Online-Citysearch and Ticketmaster Corporation filed a Complaint seeking damages and injunctive relief against Tickets.com, Inc. ("Tickets.com"), entitled Ticketmaster Corporation and Ticketmaster Online-Citysearch, Inc. v. Tickets.com, Inc., Case No. 99-07654 HLH, in the United States District Court for the Central District of California. Ticketmaster claims that Tickets.com violates Ticketmaster's legal and contractual rights by, among other things, (i) providing deep-links to Ticketmaster's internal Web pages without Ticketmaster's consent, (ii) systematically, deceptively and intentionally accessing Ticketmaster's computers and computer systems and copying verbatim Ticketmaster event pages daily and extracting and reprinting Ticketmaster's Uniform Resource Locators ("URLs") and event data and information in complete form on Tickets.com's website and (iii) providing false and misleading information about Ticketmaster, the availability of tickets on the Ticketmaster website, and the relationship between Ticketmaster and Tickets.com. On January 7, 2000, Ticketmaster filed a first amended complaint. Tickets.com filed a motion to dismiss Ticketmaster's first amended complaint on or about February 23, 2000, which was denied in part and granted in part with leave to amend. Ticketmaster filed a second amended complaint on April 21, 2000.

        On March 3, 2000, Ticketmaster filed a motion for preliminary injunction, requesting the Court to enjoin Tickets.com from, among other things, deep-linking and "spidering" to Ticketmaster's internal Web pages, accessing Ticketmaster's computers and computer systems and copying Ticketmaster's event pages, and providing misleading and false information about Ticketmaster, the availability of tickets on the Ticketmaster website and the relationship between Ticketmaster and Tickets.com. On July 31, 2000, the Court held a hearing. On August 11, 2000, the Court issued a ruling denying Ticketmaster's motion for preliminary injunction. On September 8, 2000, Ticketmaster filed a notice of appeal of the Court's order denying Ticketmaster's motion for preliminary injunction. On January 11, 2001, the Ninth Circuit Court of Appeals affirmed the District Court's order denying Ticketmaster's motion for preliminary injunction.

        On May 30, 2000, Tickets.com filed its Answer to Ticketmaster's second amended complaint and counterclaims against Ticketmaster Corporation and Ticketmaster Online-Citysearch, Inc. Tickets.com asserted claims for relief against Ticketmaster for violations of the Sherman Act, sections 1 and 2, violations of California's Cartwright Act, violations of California's Business and Professions Code section 17200, violations of common law restraint of trade and unfair competition and business practices, interference with contract and declaratory relief. Tickets.com claimed that Ticketmaster Corporation's exclusive agreements with Ticketmaster Online-Citysearch, Inc., venues, promoters and other third parties injure competition, violate antitrust laws, constitute unfair competition and interfere with Tickets.com's prospective economic advantages. On July 19, 2000, Ticketmaster filed a motion to dismiss any claim based in whole or in part on Ticketmaster's alleged litigation conduct as well as Tickets.com's ninth claim for relief under California's antitrust laws (the Cartwright Act). On September 25, 2000, the court entered an order denying Ticketmaster's motion on the ground that Tickets.com has the right to pursue discovery on the issues raised in the motion before the issue can properly be resolved.

        The Court recently amended the pretrial schedule setting September 1, 2002 as the discovery cut-off date, January 3, 2003 as the date for the final pre-trial conference, and has indicated that the trial will be set to commence in February 2003. The parties currently are actively engaged in document and deposition discovery in the matter. Tickets.com seeks monetary damages which, if awarded, would have a material adverse effect on Ticketmaster. Ticketmaster is vigorously defending against the claims brought by Tickets.com. However, Ticketmaster can give no assurances that it will not incur material damages or costs in connection with the litigation.

Class Action Litigation Related To Magazine Sales

        Florida:    On or about December 18, 2000, Ticketmaster Corporation and Time, Inc. were named as defendants in a purported class action lawsuit filed in the Florida Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County. The lawsuit is entitled Victoria McLean V. Ticketmaster Corporation and Time, Inc., Case No. G0009564. The lawsuit alleges that the offering for sale by Ticketmaster Corporation of subscriptions to Entertainment Weekly magazine, a publication of Time, Inc., as an agent of Time, Inc., involves a pattern of criminal activity, conspiracy and unfair and deceptive trade practices by allegedly disclosing credit card account information to third parties without express written consent and unauthorized posting to credit card accounts. As the prayer for relief in the lawsuit, the plaintiff seeks to have the Court enjoin the business practices of which the plaintiff has complained. In addition, the plaintiff seeks treble monetary damages, as well as attorneys' fees and the costs for pursuing the action. Ticketmaster Corporation and Time, Inc. filed a motion to dismiss the complaint on various grounds.

        On or about May 30, 2001, the plaintiff filed an amended complaint which purported to add a second consumer as a plaintiff. In response to the amended complaint, Ticketmaster and Time requested that their motion to dismiss be taken off calendar, and on July 23, 2001, Ticketmaster filed an Answer. Discovery is in its beginning stages. Ticketmaster believes the lawsuit is without merit and expects to vigorously defend against the lawsuit.

        Michigan:    On or about August 17, 2001, Ticketmaster L.L.C. and Time, Inc. were named in as defendants in a purported class action lawsuit in the Circuit Court for the County of Macomb, State of Michigan. The lawsuit is entitled Glenn R. Matecun, and all others similarly situated v. Ticketmaster L.L.C. and Time, Inc., Case No. 01-3573 CP. On or about January 11, 2002, the plaintiff filed his First Amended Complaint, alleging that Ticketmaster is providing credit card information to Time so that Time can sell unwanted magazine subscriptions without the consumer's knowledge or consent in violation of various Michigan state laws. Plaintiff seeks monetary damages, treble damages, exemplary damages, attorneys' fees, and equitable relief. Discovery is in the beginning stages. Ticketmaster believes the case is without merit and intends to vigorously defend against the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Ticketmaster's Common Stock

        Ticketmaster's Class B Common Stock began trading publicly on The Nasdaq National Market on December 3, 1998 under the symbol "TMCS." The following table lists quarterly information on the price range of Ticketmaster's Class B Common Stock based on the high and low reported last sale prices for its common stock as reported on The Nasdaq National Market for the periods indicated below. These prices do not include retail markups, markdowns or commissions.

	High	Low
Fiscal 2002:
First Quarter (through March 26, 2002)	$29.79	$15.66
Fiscal 2001:
Fourth Quarter	$17.52	$11.20
Third Quarter	17.10	9.78
Second Quarter	17.51	7.38
First Quarter	12.88	7.50
Fiscal 2000:
Fourth Quarter	$16.00	$7.28
Third Quarter	24.25	14.25
Second Quarter	24.00	15.25
First Quarter	43.63	25.06
Fiscal 1999:
Fourth Quarter	$44.12	$18.87
Third Quarter	40.06	22.68
Second Quarter	41.50	22.00
First Quarter	71.12	33.00

        As of March 21, 2002, there were approximately 304 holders of record of Ticketmaster's Class B Common Stock. Ticketmaster estimates there are more than 14,000 beneficial holders of its Class B Common Stock. On March 26, 2002, the last reported sale price on The Nasdaq National Market for the Class B Common Stock was $28.22.

        On March 21, 2002, there were approximately 114 holders of record of Ticketmaster's Class A Common Stock. There is no public market for the Class A Common Stock, but each share of Class A Common Stock will be automatically converted into one share of Ticketmaster Class B Common Stock upon any transfer of such share, subject to certain exceptions. In addition, each share of Class A Common Stock may be converted at any time into one share of Class B Common Stock at the option of the holder thereof.

        Ticketmaster has not paid any dividends since its inception and does not intend to pay any dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities

        Ticketmaster has used, and intends to continue to use, its Class B Common Stock to make tactical and strategic acquisitions and investments. In addition, Ticketmaster has issued, and may in the future issue, shares of its Class B Common Stock to raise additional funds to fund acquisitions, investments and operations. Typically, these issuances are not registered by Ticketmaster under the Securities Act of

1933, as amended (the "Securities Act"); rather Ticketmaster provides the party receiving such shares with registration rights permitting the registration of the resale of such shares by such persons under the Securities Act. In addition to issuances of shares that were not registered under the Securities Act that were reported by Ticketmaster in its previously filed Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, Ticketmaster has made the following issuances for the following purposes.

  (1)
  In January 2001, Ticketmaster issued 48,958,000 shares of its Class B Common Stock to TM Corp in exchange for the equity interests and assets contributed by TM Corp to Ticketmaster in the first step of the Combination. In addition, on the same date, Ticketmaster issued 53,302,401 shares of its Class B Common Stock and 42,480,143 shares of its Class A Common Stock to USA Networks in part as consideration for the capital stock of TGI contributed to Ticketmaster by USA Networks in the second step of the Combination and in part to replace the number of shares of Ticketmaster's Class B and Class A Common Stock held by USA Networks through TM Corp prior to the Combination, which Ticketmaster now holds through TM Corp as a result of the Combination. The aggregate number of new shares issued by Ticketmaster in the Combination was 52,000,000 shares of its Class B Common Stock.

        The sales of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data below as of December 31, 2001, 2000, 1999 and 1998, and the years ended December 31, 2001, 2000 and 1999, the eleven months ended December 31, 1998 and the year ended January 31, 1998 are derived from the audited financial statements of Ticketmaster and periods prior to the Combination have been restated to give effect to the Combination. The selected financial data presented below as of January 31, 1998 is derived from audited financial statements of Ticketmaster Group, Inc. The selected financial data are indicative of the accounting for the Combination on a historical basis in a manner similar to that in pooling-of-interests accounting. The selected Ticketmaster financial data set forth below, including the accompanying notes, are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of Ticketmaster and Notes thereto included elsewhere in this report.

				Eleven Months Ended December 31, 1998(2)
	Year Ended December 31,				Year Ended January 31, 1998
	2001(1)	2000(1)	1999(1)
	(in thousands, except per share information)
Consolidated Statements of Operations Data:
Revenues:
Ticketing operations	$579,679	$518,565	$442,743	$348,103	$340,980
Personals	49,249	29,122	8,972	—	—
City guide	46,107	50,889	27,357	5,568	—
Other	149	8,144	19,458	—	—

Total revenues	675,184	606,720	498,530	353,671	340,980
Operating costs and other expenses:
Ticketing operations	370,976	330,434	269,315	217,839	209,726
Personals operations	15,685	8,718	3,059	—	—
City guide operations	40,513	45,345	32,583	5,268	—
Other	142	12,124	17,841	—	—
Sales and marketing	82,621	87,772	56,499	17,116	7,249
General and administrative	106,163	92,698	78,521	64,840	71,424
Depreciation and amortization	207,199	223,889	127,921	52,450	24,473
Merger and other non-recurring charges (3)	976	4,103	4,236	—	—

Total operating costs and other expenses	824,275	805,083	589,975	357,513	312,872

Income (loss) from operations	(149,091)	(198,363)	(91,445)	(3,842)	28,108
Interest income	(2,106)	(3,879)	(5,645)	(2,555)	(1,859)
Interest expense	2,544	8,877	8,108	11,455	11,419
Equity in net (income) loss of unconsolidated affiliates	57	2,174	(1,225)	(477)	(1,417)
Investment losses, net	10,764	8,814	—	—	—
Other expenses	—	2,180	—	—	—

Total other expenses	11,259	18,166	1,238	8,423	8,143

Income (loss) before income taxes and minority interest	(160,350)	(216,529)	(92,683)	(12,265)	19,965
Minority interest in loss	(957)	(1,234)	(1,374)	(10)	(65)
Income tax provision	5,081	14,728	23,975	13,295	11,883

Net income (loss)	$(164,474)	$(230,023)	$(115,284)	$(25,550)	$8,147

Basic and diluted net income (loss) (4)	$(1.16)	$(1.65)	$(0.90)	$(0.26)	$0.09

Shares used to compute basic and diluted net income (loss) per share (4)	141,440	139,374	128,097	97,201	89,238

Other Data:
Adjusted EBITDA (5)	$79,319	$38,255	$40,919	$48,608	$52,581

Net cash provided by operating activities	$99,362	$3,999	$25,165	$31,127	$34,198

Net cash used in investing activities	$(70,445)	$(89,822)	$(80,208)	$(45,229)	$(52,678)

Net cash (used in) provided by financing activities	$(5,283)	$67,345	$1,203	$134,367	$35,920

	December 31,
					January 31, 1998
	2001	2000	1999	1998
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$148,774	$128,747	$180,986	$197,137	$76,323
Working capital	18,437	19,559	39,486	94,339	9,432
Total assets (6)	1,394,355	1,546,334	1,671,583	1,264,163	330,878
Clients payable, net (7)	72,315	65,292	76,359	52,334	50,175
Long-term debt, net of current portion (8)	752	194,503	123,687	169,880	158,561
Stockholders' equity	1,167,766	1,142,354	1,314,427	922,869	48,908

(1)
Reflects operating results of acquisitions including the amortization of goodwill and other intangible assets from the date they were acquired.

(2)
Includes the operating results of Citysearch from September 29, 1998 to December 31, 1998 as a result of the merger of Ticketmaster.com and Citysearch. The eleven-month period reflects our change in year-end to December 31 from January 31. Comparable amounts for the prior period are not presented because such presentation would not be considered meaningful.

(3)
In 2001, these costs were primarily restructuring charges including severance and facilities costs associated with Citysearch's reorganization initiative. In 2000 and 1999, these costs were primarily a result of advisory fees, regulatory filing fees and legal and accounting costs related to the Combination and our terminated merger with certain assets owned by our majority stockholder and Lycos, Inc., as well as certain expenses related to the operation of Sidewalk city guides before the integration of these properties into the Citysearch network in 1999.

(4)
For all periods, the calculation of basic and diluted net income (loss) per share adjusts the historical weighted average outstanding Class A and Class B Common Stock shares to reflect the 52,000,000 shares issued to USA Networks in the Combination as if issued at the beginning of the period. For the year ended December 31, 1999, the shares used to compute basic and diluted net income (loss) per share include the outstanding Class A Common Stock issued in the merger of Ticketmaster.com and Citysearch for ninety-four days subsequent to the merger of Ticketmaster.com and Citysearch.

(5)
Adjusted EBITDA before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as the Company's earnings before interest, taxes, depreciation, amortization, minority interest, merger and other non-recurring charges, advertising provided by USA Networks (for which no cash was paid by the Company), non-cash compensation, equity in net income (loss) of unconsolidated affiliates, investment losses, net, and other income and expenses. Adjusted EBITDA is presented herein as a management tool and as a valuation methodology for companies in the media, entertainment and communications industries. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(6)
Total assets at December 31, 2001, 2000, 1999 and 1998 and January 31, 1998 reflect goodwill and other intangible assets, net of accumulated amortization, of $1,032.8 million, $1,185.9 million, $1,278.5 million, $933.1 million and $145.6 million, respectively. This goodwill resulted from the acquisition of Ticketmaster Group by USA Networks in June 1998, the merger of ticketmaster.com and Citysearch in September 1998, the acquisition of Sidewalk.com assets in September 1999 and several acquisitions made by Ticketmaster in 1999, 2000 and 2001.

(7)
Clients payable, net is defined as accounts payable, clients offset by accounts receivable, ticket sales. Accounts payable, clients represents contractual amounts due to clients for tickets sold by the Company on behalf of the organizations that sponsor events. Accounts receivable, ticket sales are principally from ticketing outlets and credit card processors and represent the face value of the tickets sold plus convenience charges, generally net of outlet commissions.

(8)
Long-term debt includes amounts due to third parties and USA Networks and affiliates.

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

        The following important factors, in addition to those discussed elsewhere in this document and in the documents which may be incorporated by reference, and in other public filings, press releases and discussions with Company management, could affect the future results and could cause these results to differ materially from those expressed in our forward-looking statements:

  •
  the Company may not realize the synergies and other intended benefits of the combination of Ticketmaster Group, Inc. and Ticketmaster Online-Citysearch;

  •
  the Company may have difficulty overcoming problems associated with rapid expansion and growth;

  •
  the dependence of the Company's business on entertainment, sporting and leisure events;

  •
  quarterly fluctuations in the Company's revenues which could adversely affect the market price of the Company's stock;

  •
  the risks of operating internationally;

  •
  the dependence of the Company on its relationships with clients;

  •
  the Company's future capital needs and the uncertainty of additional financing;

  •
  the Company's dependence on key personnel and need to hire additional qualified personnel;

  •
  control of the Company by USA Networks, Inc.;

  •
  the potential for conflicts of interest between the Company and USA Networks, Inc.;

  •
  the Company's need to continue to promote its brands;

  •
  risks associated with competition;

  •
  the Company's reliance on third party technology;

  •
  network security risks;

  •
  the Company's need to be able to adapt to rapid technological changes;

  •
  liability associated with the information displayed or accessed on the Company's Web sites;

  •
  intellectual property infringement risks;

  •
  risks associated with changing legal requirements on the Company's operations, including privacy concerns;

  •
  litigation risks;

  •
  the dilutive effect of future acquisitions;

  •
  risks associated with the failure to maintain the Company's domain names;

  •
  the risk to its stock price associated with the Company's anti-takeover provisions;

  •
  the risk associated with ongoing litigation and governmental investigations related to the Company's business practices;

  •
  material adverse changes in economic conditions generally or in the markets served by the Company;

  •
  material changes in inflation;

  •
  future regulatory and legislative actions affecting the Company's industry;

  •
  product demand and market acceptance;

  •
  the ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms;

  •
  and obtaining and retaining skilled workers.

        The forward-looking statements are based on the Company's expectations as of the date of this document and the Company undertakes no obligation to update these statements. The forward-looking statements herein do not include the potential impact of any mergers, acquisitions or other business combinations that may be completed after December 31, 2001.

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

        Ticketmaster is a leading provider of automated ticketing services with domestic and foreign clients throughout the world, including many of the foremost entertainment facilities, promoters and professional sports franchises. Ticket orders are received and fulfilled through operator-staffed call centers, independent sales outlets remote to the facility box office and through the ticketmaster.com Web site. Revenue is generated principally from convenience and order processing charges received by Ticketmaster for tickets sold on its clients' behalf. Ticketmaster generally serves as an exclusive agent for its clients and typically has no financial risk for unsold tickets. Ticketmaster is also a leading local portal and electronic commerce company that provides in-depth local content and services to help people get things done online. Ticketmaster's principal online operations are ticketing, personals, city guides and camping reservations. Ticketmaster's family of Web sites includes ticketmaster.com, match.com, citysearch.com, reserveamerica.com, museumtix.com, ticketweb.com, evite.com and livedaily.com, among others.

Recent Development

        On March 27, 2002, the Company announced that it has entered into an agreement to acquire Soulmates Technology for approximately $23 million to be paid primarily in stock. Soulmates Technology is a global online personals group providing dating and matchmaking services in nearly 30 countries worldwide.

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

        Effective January 1, 2002, the Company adopted the new rules on accounting for goodwill and other intangible assets. During the first quarter of 2002, the Company will perform the first of the required impairment tests for goodwill and indefinite lived intangible assets recorded at January 1, 2002. Although it has not completed its assessment, the Company anticipates a write-off of $75 to $125 million primarily related to the City guide segment. Although Citysearch is expected to generate positive cash flows in the future, due to cash flow discounting techniques required by the new rules, the discounted future cash flows do not support current carrying values. The new accounting rule would reduce the Company's annual amortization of goodwill and other intangible assets by approximately $115 million, assuming the mid-point of the range of the potential write-off.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company believes that this Statement will not have a material effect on the results of operations and financial position of the Company.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, long-term investments, goodwill and other intangible assets and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would likely be required.

Impairment of Long-Term Investments

        Our long-lived assets include long-term investments, goodwill and other intangible assets. At December 31, 2001, we had $15.2 million of long-term investments and $1,033 million of goodwill and other intangible assets, accounting for approximately 75% of our total assets. Our long-term investments are accounted for using the equity and cost methods of accounting for investments and none represent investments in publicly traded companies. The fair value of our long-term investments is dependent upon the performance of the companies in which we have invested, as well as volatility inherent in the external markets for these investments, such as currency fluctuations. In determining when and if an investment decline in value is other than temporary, we evaluate the market conditions, recent financings, trends of earnings and other key measures surrounding the investment in question. When a decline in value is deemed to be other than temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. For equity method investments that do not have a readily determinable market value, we compare the net carrying amount to estimated future cash flows and recent historical performance. For cost method investments that do not have a readily determinable market value, we compare the net carrying value to recent equity investments, recent historical performance, recent financing transactions with the investee and estimates of future profitability, if available. Although we believe our estimates reasonably reflect the fair value of our investments, our key assumptions regarding future results of operations and other factors may not reflect those of an active market, in which case the carrying values may have been materially different than the amounts reported. During the years ended December 31, 2001 and 2000, we recognized $10.8 million and $8.8 million of impairment losses, net related to its long-term investments, respectively.

Goodwill and Other Intangible Assets Impairment

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142 and will be required to analyze our goodwill and other intangible assets for impairment indicators on an annual basis. In assessing the recoverability of our goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Our future cash flows are based on current volume and pricing levels with an anticipated growth rate. If our estimated future cash flow or their related assumptions were to change, we would be required to record impairment charges for these assets in which the carrying value is not supported by the future cash flows. Although we have not completed our assessment, we anticipate a write-off of $75 to $125 million to goodwill and other intangible assets, primarily related to the City guide segment. Although Citysearch is expected to generate positive cash flows in the future, due to cash flow discounting techniques required by the new rules, the discounted future cash flows do not support current carrying values. During the year ended December 31, 2001, we did not record any impairment losses related to goodwill and other intangible assets.

Income Taxes

        The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. Components of our deferred tax assets, of which 96% has a valuation allowance, are principally related to domestic loss carryforwards and nondeductible goodwill and other intangible assets. If our estimates and assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax provision in our consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly. At December 31, 2001, we had recorded a valuation allowance of $103.1 million.

Related Party Transactions

        USA Networks has provided advertising to us on its wholly-owned television properties, Sci-Fi Channel and USA Network, for no additional shares of common stock or other consideration. During the year ended December 31, 2001, we received a total of $21.3 million from USA of which $9.7 million was provided to satisfy our obligation to a third party business partner and $11.6 million was provided to us. USA Networks is committed to provide an additional $11.7 million to satisfy the remaining third party obligation for no additional shares or consideration. However, there is no guarantee that USA Networks will provide any other future advertising for no additional shares of common stock or other consideration.

Revenues

        Revenues are derived primarily from three sources: ticketing, online personals subscriptions, and city guide sponsorships and advertising. Ticketing operations revenues primarily consist of convenience, order processing and delivery charges generated through ticket sales. The sale of tickets for an event often commences several months prior to the date of the event. The Company recognizes ticketing operations revenue when the ticket is sold. Fluctuations in ticket operations revenues occur largely as a result of changes in the number of tickets sold and change in the average revenue per ticket. The number of tickets sold can vary as a result of (i) additions or deletions to the list of client facilities serviced by the Company; (ii) fluctuations in the scheduling of events, particularly for popular performers; (iii) overall consumer demand for live entertainment events; and (iv) the percentage of tickets for events which are sold directly by clients and not through the Company's distribution system. The average revenue per ticket will vary as a result of the amount of convenience, order processing and delivery charges earned on each ticket. The amount of the convenience, order processing and delivery charges typically varies based upon numerous factors, including the type of event, whether the ticket is purchased at a retail sales outlet, through call centers or via the Internet, as well as the services to be rendered to the client. Ticketing operations revenues also includes revenue from advertising and sponsorship agreements, computerized ticketing and concession systems sales and services, transaction fees related to reservations, and software licensed under noncancellable license agreements including maintenance, training, installation, consulting and support services.

        Personals revenues consist of subscription fees generated from customers who subscribe to the Company's online matchmaking services for one to twelve months on Match.com and the Company's other personals Web sites and online advertising revenue.

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

Operations Costs

        Ticketmaster records ticketing operations costs specifically associated with the distribution of tickets sold through its system. The largest components of these costs are the clients' share of convenience and order processing charges, salaries and benefits related to ticketing operations, commissions paid on tickets distributed through outlets away from the box office and credit card processing fees, telecommunication charges along with data communication costs, and other less material expenses including ticket stock and postage. Personals operations costs are associated with the production and maintenance of the matchmaking Web sites, commissions paid to affiliates of the Company's online matchmaking services and network infrastructure maintenance costs. City guide operations costs are associated with the design, development, testing, layout, photography, customer service and editorial resources used in production and maintenance of business Web sites and editorial content, network infrastructure maintenance and the costs of consulting services.

Adjusted EBITDA

        Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as the Company's earnings before interest, taxes, depreciation, amortization, minority interest, merger and other non-recurring charges, advertising provided by USA Networks (for which no cash was paid by the Company), non-cash compensation, equity in net income (loss) of unconsolidated affiliates, investment losses, net, and other income and expenses. Adjusted EBITDA is presented herein as a management tool and as a valuation methodology for companies in the media, entertainment and communications industries. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

        The following is a reconciliation of Loss from Operations to Adjusted EBITDA for 2001, 2000 and 1999 (in thousands).

	Year Ended December 31,
	2001	2000	1999
Loss from operations	$(149,091)	$(198,363)	$(91,445)
Depreciation and amortization	207,199	223,889	127,921
Advertising provided by USA	17,715	7,252	207
Non-cash compensation	2,520	1,374	—
Merger and other non-recurring charges	976	4,103	4,236

Adjusted EBITDA	$79,319	$38,255	$40,919

Results of Operations

Year ended December 31, 2001 compared to the year ended December 31, 2000

        Revenues.    Revenues increased by $68.5 million, or 11%, to $675.2 million in the year ended December 31, 2001 from $606.7 million for the year ended December 31, 2000. The increase is primarily attributable to the increase of $61.1 million from ticketing operations and the increase of $20.1 million from personals, offset by the decrease of $12.8 million in city guide and other revenues.

        Operating Costs and Other Expenses.    For the year ended December 31, 2001, operating costs and other expenses increased by $19.2 million, or 2%, to $824.3 million from $805.1 million in the year ended December 31, 2000. The increase is primarily due to the $40.5 million increase in ticketing operations costs to support the 12% increase in ticketing operations revenues, the $13.5 million increase in general and administrative expenses and the $7.0 million increase in personals operations costs to support the 69% increase in personals revenues. These increases are offset by the $16.7 million decrease in depreciation and amortization, the $12.0 million decrease in other expenses primarily due to the transfer of the Company's Electronic Commerce Service ("ECS") operations to USA Networks in June 2000, the $5.2 million decrease in sales and marketing costs, the $4.8 million decrease in city guide operations costs and the $3.1 million decrease in merger and other non-recurring charges.

        The increase in general and administrative expenses was primarily attributable to the acquisitions of Réseau Admission Inc., Concept Électronique Microflex Inc. and Admission Network USA Inc. (collectively, "Admission Canada") in April 2000, TicketWeb, Inc. ("TicketWeb") in May 2000, Essential Data Customer Systems ("EDCS") in July 2000, ReserveAmerica Holdings, Inc. ("ReserveAmerica") in February 2001 and the acquisition of an increased interest in Ticketmaster-Ireland up to 60 percent in December 2000 which required consolidation.

        The decrease in depreciation and amortization was primarily attributed to the decrease in amortization related to the CityAuction acquisition as its goodwill was fully amortized in December 2000, the transfer of the ECS operations in June 2000 and the decrease in amortization related to the Ticketmaster-Canada acquisition as its purchased contracts were fully amortized in June 2000, offset by the acquisitions of TM VISTA, Inc. (formerly 2b Technology, Inc.; "TM VISTA") in January 2000, Admission Canada in April 2000, TicketWeb in May 2000 and ReserveAmerica in February 2001 and the increased depreciation expense resulting from capital expenditures during 2000.

        The decrease in sales and marketing costs was primarily attributed to savings in compensation due to the reorganization of the city guide operations and reduced marketing expenses, offset by an increase in personals operations.

        Interest Income.    Interest income decreased by $1.8 million, or 46%, to $2.1 million in the year ended December 31, 2001 from $3.9 million in the year ended December 31, 2000, primarily due to lower interest rates and to a lesser extent, lower cash balances invested during 2001.

        Interest Expense.    Interest expense decreased by $6.4 million, or 71%, to $2.5 million in the year ended December 31, 2001 from $8.9 million in the year ended December 31, 2000, primarily due to lower borrowing levels.

        Equity in Net Income (Loss) of Unconsolidated Affiliates.    Equity in net loss of unconsolidated affiliates for the year ended December 31, 2001 of $0.1 million represent income from the Company's minority investment in Ticketmaster-Mexico offset by losses from Ticketmaster-Australia. Equity in net loss of unconsolidated affiliates of $2.2 million during the year ended December 31, 2000 consisted of $3.9 million related to the Company's portion of net losses at foodline.com, Inc. and Active.com, Inc., offset by $1.7 million in net equity income from the Company's minority investments in Ticketmaster-Mexico and Ticketmaster-Ireland. In December 2000, foodline.com, Inc. filed for Chapter 7 bankruptcy protection and ceased operations. The Company will not recognize further losses in the operations of foodline.com, Inc. nor Active.com, Inc. (assuming the Company's investment in the latter remains below 20%).

        Investment Losses, Net.    Net investment losses of $10.8 million and $8.8 million for the years ended December 31, 2001 and 2000, respectively, represent our losses in certain equity investments that suffered declines in value that were other than temporary. We will continue to evaluate our investments in the future to determine if there are any future impairments to fair value.

        Income Tax Provision.    The provision for income taxes was $5.1 million and $14.7 million for the years ended December 31, 2001 and 2000, respectively. The provision for 2001 primarily reflects the income tax expense incurred by our foreign subsidiaries and state income taxes. Prior to the Combination, the Company could not utilize domestic operating losses for tax purposes resulting in a higher provision for 2000. Our effective tax rate differs from the statutory federal income tax rate, primarily due to non-deductible goodwill, foreign income taxes and operating losses not benefited. At December 31, 2001, the Company's balance sheet has a deferred tax asset of $73.4 million related to net operating loss carryforwards which are fully offset by a valuation allowance. The Company will retain the valuation allowance until it is likely that the Company will be able to utilize the net operating losses. Each quarter, the Company will evaluate the need for the full valuation allowance. If the valuation allowance is released, a portion of the benefit will be reflected in the income tax provision and a portion will be reflected through an adjustment to Citysearch goodwill. Also, approximately $13.2 million of the valuation allowance relates to stock option deductions, which if realized, would increase additional paid-in capital.

Ticketing Operations

        Revenues from ticketing operations increased by $61.1 million, or 12%, to $579.7 million for the year ended December 31, 2001 from $518.6 million for the year ended December 31, 2000. These increases were primarily due to an increase in average revenue per ticket (7% increase from $5.71 to $6.11), an increase in the number of tickets sold, and the acquisition of ReserveAmerica in February 2001. These increases were offset in part by lower revenues from the Company's subsidiary that sells and services computerized ticketing and concession systems to movie theaters as well as a decrease in phone upsell revenue. The increase in the number of tickets sold (from 83.0 million to 86.7 million) primarily resulted from increased ticket sales within existing markets including the United Kingdom, the consolidation of the results of operations of Ticketmaster-Ireland and the acquisitions of Admission Canada in April 2000 and TicketWeb in May 2000. These increases were partially offset by changing the method of accounting for our investment in Ticketmaster-Australia to the equity method in the third quarter of 2001 which resulted in not consolidating their ticketing results in the second half of the year.

        Costs related to ticketing operations revenues and other costs and expenses increased by $56.5 million, or 14%, to $475.0 million in the year ended December 31, 2001 from $418.5 million in the year ended December 31, 2000. Costs related to ticketing operations are primarily variable in nature and increased in accordance with the increase in ticketing operations revenues. To a lesser extent, costs related to ticketing operations and other costs and expenses increased due to the acquisitions of Admission Canada in April 2000, TicketWeb in May 2000, EDCS in July 2000 and ReserveAmerica in February 2001 and the consolidation of Ticketmaster Ireland, offset by the change in accounting method for Ticketmaster-Australia.

        Adjusted EBITDA related to ticketing operations for the year ended December 31, 2001 increased by $6.2 million, or 6%, to $106.2 million from $100.0 million in 2000. Ticketing operations Adjusted EBITDA was impacted in part by a decline in Adjusted EBITDA in selected international markets, lower sales of concession control systems, and somewhat by the impact of September 11th.

Personals

        Personals revenues increased $20.1 million, or 69%, to $49.2 million for the year ended December 31, 2001 from $29.1 million for the year ended December 31, 2000. This increase is primarily attributable to a 69% increase in subscription revenue. The increase in subscription revenue is primarily due to a 49% increase in the average number of personals subscriptions and a subscription price increase effective in November 2000.

        Costs related to personals revenues and other costs and expenses increased by $15.7 million, or 68%, to $38.6 million in the year ended December 31, 2001 from $22.9 million in the year ended December 31, 2000. This increase is primarily attributable to operating costs associated with the growth in the personals business and increased fees paid to distribution partners and additional advertising expense, including advertising provided by USA Networks for which no cash was paid by Ticketmaster.

        Adjusted EBITDA related to personals operations for the year ended December 31, 2001 increased by $10.3 million, or 166%, to $16.5 million from $6.2 million in 2000. Adjusted EBITDA related to personals operations was positively impacted by revenue growth and reduced advertising expenses, other than fees paid to distribution partners and other than advertisements provided by USA Networks for which no cash was paid by Ticketmaster.

City Guide

        City guide revenues decreased $4.8 million, or 9%, to $46.1 million for the year ended December 31, 2001 from $50.9 million for the year ended December 31, 2000. This decrease is primarily attributable to a decrease in partner revenues due to the expiration of a major contract, a decrease in banner advertising revenues, and a decrease in revenue from website development and hosting, partially offset by growth in revenue from new local advertising and content products and services.

        Costs related to city guide revenues and other costs and expenses decreased by $21.1 million, or 17%, to $102.4 million in the year ended December 31, 2001 from $123.5 million in the year ended December 31, 2000. This decrease is primarily attributable to a decrease in sales and marketing expenses and savings in compensation and other operating costs due to the reorganization of the city guide operations.

        Adjusted EBITDA loss related to city guide operations for the year ended December 31, 2001 improved by $20.7 million, or 39%, to $32.8 million from $53.5 million in 2000. Adjusted EBITDA loss related to city guide operations improved as a result of savings in compensation and other operating costs due to the reorganization of the city guide operations, offset in part by declining revenues.

Other

        Other revenues decreased $8.0 million, or 99%, to $0.1 million in the year ended December 31, 2001 from $8.1 million for the year ended December 31, 2000, primarily due to the transfer of the ECS operations to USA Networks in June 2000. The related other operating expenses decreased $12.0 million, or 99%, to $0.1 million in the year ended December 31, 2001 from $12.1 million in the year ended December 31, 2000.

Year ended December 31, 2000 compared to the year ended December 31, 1999

        Revenues.    Revenues increased by $108.2 million, or 22%, to $606.7 million in the year ended December 31, 2000 from $498.5 million for the year ended December 31, 1999. The increase is primarily attributable to the increase of $75.8 million from ticketing operations, the increase of $23.5 million from city guide and the increase of $20.2 million from personals, offset in part by the decrease of $11.3 million in other revenues.

        Operating Costs and Other Expenses.    For the year ended December 31, 2000, operating costs and other expenses increased by $215.1 million, or 36%, to $805.1 million from $590.0 million in 1999. The increase is primarily due to the $96.0 million increase in depreciation and amortization, the $61.1 million increase in ticketing operations costs to support the 17% increase in ticketing operations revenues, the $31.3 million increase in sales and marketing costs, the $14.2 million increase in general and administrative expenses and the $12.8 million increase in city guide operations costs to support the 86% increase in city guide revenues. The increase in depreciation and amortization is primarily attributed to the acquisitions of Match.com in June 1999, Web Media Ventures, LLC and the Sidewalk assets in September 1999, TM VISTA in January 2000, Admission Canada in April 2000, TicketWeb in May 2000 and EDCS in July 2000. The increase in sales and marketing costs is primarily attributable to the growth of the city guide operations, advertising contributed by USA Networks for which no consideration was paid by Ticketmaster and, to a lesser extent, the addition of sales and marketing expenses associated with the personals operations. Ticketmaster began recognizing sales and marketing costs from the Match.com and Web Media Ventures, LLC portions of personals operations in the second and third quarters of 1999, respectively. The increase in general and administrative expenses was primarily attributable to the acquisitions of Admission Canada in April 2000, TicketWeb in May 2000 and EDCS in July 2000. As a percentage of total revenues, these costs decreased from 16% to 15% in the year ended December 31, 1999 and 2000, respectively.

        Interest Income.    Interest income decreased by $1.8 million, or 31%, to $3.9 million in the year ended December 31, 2000 from $5.6 million in the year ended December 31, 1999, primarily due to lower cash balances invested during the periods.

        Interest Expense.    Interest expense increased by $0.8 million, or 9%, to $8.9 million in the year ended December 31, 2000 from $8.1 million in the year ended December 31, 1999, primarily due to higher borrowing levels.

        Equity in Net Income (Loss) of Unconsolidated Affiliates.    Equity in net loss of unconsolidated affiliates of $2.2 million during the year ended December 31, 2000 consisted of $3.9 million related to the Company's portion of net losses at foodline.com, Inc. and Active.com, Inc., offset by $1.7 million in net equity income from the Company's minority investments in Ticketmaster-Mexico and Ticketmaster-Ireland. In December 2000, foodline.com, Inc. filed for Chapter 7 bankruptcy protection and ceased operations at which time the Company stopped recognizing losses in the operations of foodline.com, Inc. During 2000, the Company's ownership stake in Active.com, Inc. fell below 20% at which time the Company switched to the cost method of accounting. Equity in net income of unconsolidated affiliates for the year ended December 31, 1999 represents income from the Company's minority investments in Ticketmaster-Mexico and Ticketmaster-Ireland.

        Investment Losses, Net.    Net investment losses of $8.8 million for the year ended December 31, 2000 represents our losses in certain equity investments that suffered declines in value that were other than temporary.

        Income Tax Provision.    The provision for income taxes was $14.7 million and $24.0 million for the year ended December 31, 2000 and 1999, respectively. The effective tax rate differs from the statutory federal income tax rate, primarily due to non-deductible goodwill, foreign income taxes and operating losses not benefited.

Ticketing Operations

        Revenues from ticketing operations increased by $75.8 million, or 17%, to $518.6 million for the year ended December 31, 2000 from $442.7 million for the year ended December 31, 1999. The revenue increase is primarily due to an increase in average revenue per ticket (9% increase from $5.25 to $5.71) and an increase in the number of tickets sold. The increase in the number of tickets sold (from 74.9 million to 83.0 million) primarily resulted from increased ticket sales within existing markets, growth in new markets such as Northern California, Arizona and Alabama, and the acquisitions of Admission Canada in April 2000 and TicketWeb in May 2000.

        Costs related to ticketing operations revenues and other costs and expenses increased by $71.5 million, or 21%, to $418.5 million in the year ended December 31, 2000 from $347.0 million in the year ended December 31, 1999. Costs related to ticketing operations are primarily variable in nature and increased in accordance with the increase in ticketing operations revenues. Ticketing operations costs increased as a percentage of ticketing operations revenues to 64% from 61% in the years ended December 31, 2000 and 1999, respectively, primarily due to higher client commissions and credit card charges as a result of higher revenue per ticket, increased costs associated with servicing new territories, the costs incurred to consolidate the domestic call centers and the acquisitions of TM VISTA in January 2000, Admission Canada in April 2000, TicketWeb in May 2000 and EDCS in July 2000.

        Adjusted EBITDA related to ticketing operations for the year ended December 31, 2000 increased by $4.1 million, or 4%, to $100.0 million from $95.9 million in 1999.

Personals

        Personals revenues increased $20.1 million, or 225%, to $29.1 million for the year ended December 31, 2000 from $9.0 million for the year ended December 31, 1999. This increase is primarily attributable to the acquisition of the personals companies, Match.com and Web Media Ventures in June 1999 and September 1999, respectively. The costs related to personals revenues and other costs and expenses increased by $13.4 million, or 142%, to $22.9 million in the year ended December 31, 2000 from $9.5 million in the year ended December 31, 1999. Adjusted EBITDA related to personals operations for the year ended December 31, 2000 increased by $6.6 million to $6.2 million from an Adjusted EBITDA loss of $0.4 million in 1999.

City Guide

        City guide revenues increased $23.5 million, or 86%, to $50.9 million for the year ended December 31, 2000 from $27.4 million for the year ended December 31, 1999. This increase is primarily attributable to a growth in revenues from operations in the 25 markets into which the city guide expanded throughout 1999, revenue from new city guide advertising products and services and also to increases in partner-led market consulting fees.

        Costs related to city guide revenues and other costs and expenses increased by $40.0 million, or 48%, to $123.5 million in the year ended December 31, 2000 from $83.5 million in the year ended December 31, 1999. This increase is attributable to the full year impact of the city guide expansion in the year ended December 31, 1999.

        Adjusted EBITDA loss related to city guide operations for the year ended December 31, 2000 increased by $1.8 million, or 3%, to $53.5 million from $51.7 million in 1999. Adjusted EBITDA related to city guide operations was impacted by the full year impact of the city guide expansion in the year ended December 31, 1999.

Other

        Other revenues decreased $11.4 million, or 58%, to $8.1 million in the year ended December 31, 2000 from $19.5 million for the year ended December 31, 1999, primarily due to the discontinuance of the teleservicing business in June 2000. The related other operating expenses decreased $5.7 million, or 32%, to $12.1 million in the year ended December 31, 2000 from $17.8 million in the year ended December 31, 1999.

Liquidity and Capital Resources

        At December 31, 2001, Ticketmaster had cash, cash equivalents and marketable securities available for sale of $76.5 million for its own account, separate from funds held in accounts on behalf of venues, teams and promoters. The Company historically has financed its operations with internally generated funds and advances from USA Networks. Future operations will be financed primarily from internally generated funds.

        Net cash provided by operating activities was $99.4 million for the year ended December 31, 2001 compared to net cash provided by operating activities of $4.0 million for the year ended December 31, 2000. The change primarily reflects increased Adjusted EBITDA from operations and timing differences in net cash collections on behalf of clients and working capital offset by accrued expenses.

        Net cash used in investing activities was $70.4 million for the year ended December 31, 2001. Cash related to investing activities was used primarily for acquisitions requiring $34.2 million, capital expenditures of $32.8 million and purchases of marketable securities of $13.7 million offset by proceeds from the sale of marketable securities of $15.7 million. Net cash used in investing activities was $89.8 million for the year ended December 31, 2000, primarily for acquisitions requiring $49.8 million, capital expenditures of $34.8 million, payment of merger costs of $14.2 million, payments for investments in affiliates of $10.9 million and purchases of marketable securities of $21.9 million offset by proceeds from the sale of marketable securities of $40.5 million.

        Net cash used in financing activities was $5.3 million for the year ended December 31, 2001, primarily for payments on long-term debt of $5.3 million and net proceeds from exercise of options of

$4.6 million offset in part by advances to USA Networks. Net cash provided by financing activities was $67.3 million for the year ended December 31, 2000 which consisted primarily of advances to USA Networks. As part of the Combination, the USA Networks advances as of the closing date of the Combination were contributed to the Company.

        As of December 31, 2001, the Company had no material financial commitments other than those under existing capital and operating lease agreements. A summary of the Company's capital lease obligations and operating lease commitments with payments due by period and in total follow:

Contractual Obligations	Payments due by Period (in thousands)
	2002	2003	2004	Thereafter	Total
Capital lease obligations	$790	$612	$102	$38	$1,542
Operating leases	12,393	10,118	8,365	17,950	48,826

Total contractual cash obligations	$13,183	$10,730	$8,467	$17,988	$50,368

        The Company's investing activities are consistent with its infrastructure build out and expansion into other businesses that complement its current offerings. The Company will continue to evaluate possible acquisitions of, or investments in, businesses, products and technologies that are complementary to its own, which may require the use of cash or other capital resources. In connection with the Combination in January 2001, Ticketmaster entered into a revolving credit facility (the "Revolver") with USA Networks that provided the Company with $25 million in available credit at USA Networks' borrowing rate through May 1, 2001, payable upon demand. The Revolver has expired. During the year ended December 31, 2001, the Company borrowed and repaid USA Networks $24 million.

        Management believes that existing cash, cash equivalents, marketable securities, amounts available from other sources, and the positive cash flow from the ticketing operations will be sufficient to meet the Company's working capital and capital expenditures requirements for the next twelve months. Thereafter, Ticketmaster may be required to raise additional funds through bank financing, issuance of debt or equity. Management cannot make assurances that the Company will not choose to or be required to raise additional financing prior to such time. If additional funds are raised through the issuance of equity securities, Ticketmaster's stockholders may experience significant dilution. Furthermore, management cannot make assurances that additional financing will be available when needed or that, if available, such financing will include terms favorable to the Company or its stockholders. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Ticketmaster's exposure to market rate risk for changes in interest rates relates primarily to its cash, cash equivalents and marketable securities. The Company has not used derivative financial instruments in its cash, cash equivalents and marketable securities. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

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

        Foreign exchange gains and losses were not material to the Company's earnings for the years ended December 31, 2001, 2000 and 1999.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained under the headings "Directors" and "Executive Officers" in the definitive Proxy Statement for our 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information contained under the headings "Directors" and "Executive Officers" in the definitive Proxy Statement for our 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information contained under the heading "Voting Securities and Principal Stockholders" in the definitive Proxy Statement for our 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained under the heading "Certain Transactions" in the definitive Proxy Statement for our 2002 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

Page Reference Form 10-K
Schedule II—Valuation and qualifying accounts for the years ended December 31, 2001, 2000 and 1999	S-1

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

(a)(2) Financial Statements:

        The following financial statements of Ticketmaster are included in response to Item 8 of this report.

(a)(3) Exhibits filed as part of this report:

Exhibit Number	Exhibit Title	Notes
2.1	Agreement and Plan of Reorganization, among Citysearch, Inc., MB Acquisition Corporation, MetroBeat, Inc., Mark Davies and Joshua White, dated May 31, 1996.	(A)*
2.2	Amended and Restated Agreement and Plan of Reorganization, among Citysearch, Inc., Tiberius, Inc., USA Networks, Inc., Ticketmaster Group, Inc., Ticketmaster Corporation and Ticketmaster Multimedia Holdings, Inc., dated August 12, 1998.	(A)
2.3	Agreement and Plan of Reorganization, dated January 8, 1999, by and among Ticketmaster Online—Citysearch, Inc., Nero Acquisition Corp., Inc., CityAuction, Inc., Andrew Rebele and Monica Lee as amended.	(E)
2.4	Exchange Agreement by and among Cendant Corporation, Cendant Intermediate Holdings, Inc. and Ticketmaster Online—Citysearch, Inc. dated as of May 14, 1999.	(F)
2.5	Agreement and Plan of Reorganization dated June 10, 1999 among Ticketmaster Online—Citysearch, Inc., Web Media Ventures LLC (dba One & Only Network) and William Bunker, David Kennedy and Glenn Wiggins.	(F)
2.6	Agreement and Plan of Merger by and among Sidewalk.com, Inc., Microsoft Corporation and the Registrant, dated as of July 19, 1999.	(G)
2.7	Series D Preferred Stock Purchase Agreement between Ticketmaster and FairMarket, Inc. dated September 15, 1999	(H)
2.8	Series D Preferred Stock Purchase Agreement, dated November 17, 1999, by and among RaceGate.com, Inc., a Delaware corporation, RaceGate.com, Inc., a California corporation, RG Acquisition Corp., Active USA.com, Inc., Ticketmaster Online-Citysearch, Inc, Austin Ventures IV, L.P. and Kettle Partners IV, L.P.	(K)
2.9	Agreement and Plan of Merger by and among the Registrant, TMCS Merger Sub, Inc., 2b Technology, Inc., Bryan Bostic, Eric Martin, Live Oak Holdings, L.C., Clarke Holding, L.C., and Kenneth Bostic, dated as of January 30, 2000	(J)
2.10	Agreement and Plan of Merger by and among the Registrant, TMCS Merger Sub, Inc. and TicketWeb Inc., dated as of May 23, 2000.	(L)
2.11	Contribution Agreement by and between the Registrant and USA Networks, Inc., dated as of November 20, 2000.	(O)
2.12	Work-Out Agreement by and among the Registrant, 2b Technology, Inc., Bryan Bostic, Eric Martin, Live Oak Holdings, L.C., Clarke Holding, L.C., and Kenneth Bostic dated as of December 8, 2000.	(P)
2.13	Share Purchase Agreement by and among Ticketmaster Canada, Inc., Ticketmaster Online-Citysearch, Inc, ReserveAmerica Holdings, Inc., and certain Shareholders of ReserveAmerica Holdings, Inc. dated as of December 28, 2000.	(P)
2.14	Asset Purchase Agreement entered into as of March 8, 2001 by and among Evite, Inc. a California corporation, and Ticketmaster. Portions of this Exhibit 2.14 have been omitted pursuant to a request to the SEC for confidential treatment.	(Q)
2.15	Share Transfer Agreement, dated as of October 22, 2001, by and among Posten Norge BA, Reitan Narvesen ASA, Scandinavia Online AS and Ticketmaster UK Limited.	†
3.1	Amended and Restated Certificate of Incorporation.	(B)

3.2	Amended and Restated Bylaws.	(Q)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	(Q)
4.1	Specimen Class B Common Stock Certificate.	(S)
4.2	Class B Common Stock Purchase Warrant of the Registrant to be delivered upon closing of the Sidewalk acquisition (3,000,000 shares).	(G)
4.3	Class B Common Stock Purchase Warrant of the Registrant to be delivered upon closing of the Sidewalk acquisition (1,500,000 shares).	(G)
4.4	Specimen Class A Common Stock Certificate.	(S)
10.1	1996 Stock Option Plan and form of agreement thereunder.	(B)
10.2	1998 Stock Option Plan and form of agreement thereunder.	(B)
10.3	1998 Employee Stock Purchase Plan.	(C)
10.4	Amended and Restated 1999 Stock Plan and form of agreement thereunder.	(Q)
10.5	Form of Restricted Stock Agreement under the 1999 Stock Plan.	(L)**
10.6	Form of Restricted Stock Agreement entered into between the Registrant and each of John Pleasants and Dan Marriott.	(L)**
10.7	TicketWeb Inc. 2000 Stock Plan	(N)
10.8	License Agreement between Citysearch, Inc. and Perly, Inc., dated March 9, 1996.	(A)*
10.9	Standard Office Lease between Citysearch, Inc. and BPG Pasadena, L.L.C. (later assigned to Spieker Properties), dated September 30, 1996.	(A)
10.10	First Amendment to Office Lease, dated April 4, 1997, by and between BPG Pasadena and Citysearch, Inc.	(Q)
10.11	Lease Amendment No. Two, dated December 1, 1998, by and between Spieker Properties L.P. (as successor to BPG Pasadena) and Citysearch, Inc.	(Q)
10.12	Lease Amendment No. Three, dated as of November 14, 1998, by and between Spieker Properties L.P. (as successor to BPG Pasadena) and Citysearch, Inc.	(Q)
10.13	Lease Amendment No. Four, dated July 9, 1999, by and between Spieker Properties L.P. (as successor to BPG Pasadena) and Ticketmaster Online-Citysearch, Inc. (as successor to Citysearch, Inc.).	(Q)
10.14	Lease Amendment No. Five, dated August 13, 1999, by and between Spieker Properties L.P. (as successor to BPG Pasadena) and Ticketmaster Online-Citysearch (as successor to Citysearch).	(Q)
10.15	Office Lease Agreement, effective as of November 17, 1999, by and between Cardinal Shiloh 190 II, Inc. as lessor, and Ticketmaster Online-Citysearch, Inc. as lessee.	(Q)
10.16	Marketing Agreement between Citysearch, Inc. and American Express Travel Related Services Company, Inc., dated May 26, 1998.	(A)*
10.17	License and Services Agreement between Citysearch, Inc. and Classified Ventures, L.L.C.	(A)*
10.18	Development and Services Agreement between Ticketmaster Multimedia Holdings, Inc. and Starwave Corporation, dated June 28, 1996.	(A)

10.19	Agreement, dated as of July 20, 2000, by and between Ticketmaster Online-Citysearch and ARTISTdirect, Inc.	(Q)
10.20	Content License and Promotion Agreement, dated as of September 28, 2000, by and between Yahoo! Inc. and Ticketmaster Online-Citysearch. Portions of this Exhibit 10.20 have been omitted pursuant to a request to the SEC for confidential treatment.	(Q)
10.21	Distribution and Promotion Agreement, dated as of November 20, 2000, by and between Yahoo! Inc. and Match.com. Portions of this Exhibit 10.21 have been omitted pursuant to a request to the SEC for confidential treatment.	(Q)
10.22	Registration Rights Agreement dated May 14, 1999 among Cendant Intermediate Holdings, Inc. and Ticketmaster Online-Citysearch.	(F)
10.23	Registration Rights Agreement between the Registrant and Microsoft Corporation dated September 17, 1999.	(G)
10.24	License and Services Agreement entered into as of April 6, 2000, by and between Ticketmaster Online-Citysearch, Inc. and Walkerplus.com, Inc., a corporation organized under the laws of Japan.	(Q)
10.25	Letter Agreement between Ticketmaster Corporation and SFX Entertainment, Inc. dated as of November 13, 1998 *	(R)*
10.26	Development and Services Agreement between Starwave Corporation and Ticketmaster Multimedia Holdings Inc. dated as of June 28, 1996.	(R)
10.27	Sponsorship Marketing Agreement between American Express Travel Related Services Company, Inc. and Ticketmaster Corporation dated as of April 1, 1999.	(R)*
10.28	License Agreement between Ticketmaster Corporation and Ticketmaster Group Limited Partnership dated as May 23, 1991, as amended.	(R)
10.29	Amended and Restated Employment Agreement dated as of January 31, 2001 between Ticketmaster Corporation and Terry Barnes.	(R)
10.31	Employment Agreement dated as of October 1, 1998 between Ticketmaster Corporation and Daniel R. Goodman.	(R)
10.32	Employment Agreement dated as of February 1, 1998 between Ticketmaster Ticketing Company, Inc. and Timothy Wood.	(R)
10.33	Employment Agreement dated as of January 1, 2001 between Ticketmaster Online-Citysearch, Inc. and Brad Serwin.	(R)
10.34	Employment Agreement dated as of February 1, 1994 between Ticketmaster Corporation and Marc Bension, as amended.	(R)
10.35	Settlement Statement dated as of November 20, 2000 between USA Networks, Inc. and Ticketmaster Online-Citysearch, Inc.	(R)
10.36	Wilshire Colonnade Office Lease dated as of November 5, 1998 between Colonnade Wilshire Corp and Ticketmaster-California, Inc., as amended.	(R)
10.37	Employment Agreement between Ticketmaster Corporation and Timothy J. Wood, dated as of February 1, 2001.	(S)
10.38	Sublease Agreement, dated December 5, 2001, by and between Aames Financial Corporation and Ticketmaster L.L.C.	†
21.1	Subsidiaries of the Registrant.	†

23.1	Consent of Independent Auditors.	†
24.1	Power of Attorney (See signature page).	†

Confidential treatment has been granted with respect to portions of this exhibit.

**
Reflects management contracts and compensatory plans.

†
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

  (Q)
  Incorporated by reference to the Registrant's Report on Form 10-K filed with the Commission on April 2, 2001.

  (R)
  Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Commission on May 15, 2001.

  (S)
  Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Commission on November 14, 2001.

(b) Reports on Form 8-K:

(1)
On October 2, 2001, the Registrant filed a Current Report on Form 8-K relating to information on the Registrant's results since September 11, 2001.

(2)
On October 23, 2001, the Registrant filed a Current Report on Form 8-K relating to the release of the registrant's financial results for the quarter ended September 30, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICKETMASTER
By:	/s/ JOHN PLEASANTS John Pleasants Chief Executive Officer and President

Dated: March 29, 2002

POWER OF ATTORNEY

        Know All Men By These Presents, that each person whose signature appears below constitutes and appoints Bradley K. Serwin and Thomas J. McInerney, jointly and severally, his attorney-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ JOHN PLEASANTS John Pleasants	Chief Executive Officer (Principal Executive Officer), President and Director	March 29, 2002
/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Chief Financial Officer, Executive Vice President (Principal Financial and Accounting Officer)	March 29, 2002
/s/ BARRY DILLER Barry Diller	Co-Chairman	March 29, 2002
/s/ TERRY BARNES Terry Barnes	Co-Chairman	March 29, 2002
/s/ RICHARD BARTON Richard Barton	Director	March 29, 2002

/s/ ROBERT J. DAVIS Robert J. Davis	Director	March 29, 2002
/s/ VICTOR A. KAUFMAN Victor A. Kaufman	Director	March 29, 2002
/s/ DARA KHOSROWSHAHI Dara Khosrowshahi	Director	March 29, 2002
/s/ BRYAN LOURD Bryan Lourd	Director	March 29, 2002
/s/ JON MILLER Jon Miller	Director	March 29, 2002
Michael Schrage	Director
/s/ ALAN SPOON Alan Spoon	Director	March 29, 2002

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Ticketmaster

        We have audited the accompanying consolidated balance sheets of Ticketmaster (formerly Ticketmaster Online-Citysearch, Inc.) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of Ticketmaster's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ticketmaster at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ Ernst & Young LLP

Los Angeles, California
January 25, 2002

TICKETMASTER

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$142,891	$120,809
Marketable securities	5,883	7,938
Accounts receivable, ticket sales	29,696	32,395
Accounts receivable, trade (net of allowance for doubtful accounts of $3,040 and $3,085 at December 31, 2001 and 2000, respectively)	23,695	29,710
Contract advances	12,061	10,551
Prepaid expenses and other current assets	12,144	13,655

Total current assets	226,370	215,058
Property, equipment and leasehold improvements, net	75,604	88,386
Goodwill and other intangibles, net	1,032,760	1,185,948
Other assets	59,494	53,551
Deferred income taxes, net	127	3,391

Total assets	$1,394,355	$1,546,334

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$790	$4,778
Accounts payable, trade	16,151	10,652
Accounts payable, clients	102,011	97,687
Accrued expenses	65,358	67,618
Due to USA and affiliates	2,714	—
Deferred revenue	20,909	14,764

Total current liabilities	207,933	195,499
Long-term debt, net of current portion	752	13,092
Due to USA and affiliates	—	181,411
Other long-term liabilities	17,149	9,347
Minority interest	755	4,631
Stockholders' equity:
Preferred stock, $0.01 par value: Authorized shares—2,000,000 at December 31, 2001 and 2000 Issued and outstanding—none	—	—
Convertible Class A Common Stock, $0.01 par value: Authorized shares—150,000,000 at December 31, 2001 and 2000 Issued and outstanding—43,651,566 and 47,718,879 at December 31, 2001 and 2000, respectively	437	477
Class B Common Stock, $0.01 par value: Authorized shares—250,000,000 at December 31, 2001 and 2000 Issued and outstanding—98,074,251 and 93,291,839 at December 31, 2001 and 2000, respectively	981	933
Class C Common Stock, $0.01 par value: Authorized shares—2,883,506 at December 31, 2001 and 2000 Issued and outstanding—none	—	—
Additional paid-in capital	1,706,686	1,516,484
Accumulated deficit	(536,396)	(371,922)
Accumulated other comprehensive loss	(3,942)	(3,618)

Total stockholders' equity	1,167,766	1,142,354

Total liabilities and stockholders' equity	$1,394,355	$1,546,334

See accompanying notes to consolidated financial statements.

TICKETMASTER

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Year Ended December 31,
	2001	2000	1999
Revenues:
Ticketing operations	$579,679	$518,565	$442,743
Personals	49,249	29,122	8,972
City guide	46,107	50,889	27,357
Other	149	8,144	19,458

Total revenues	675,184	606,720	498,530

Operating costs and other expenses:
Ticketing operations	370,976	330,434	269,315
Personals operations	15,685	8,718	3,059
City guide operations	40,513	45,345	32,583
Other	142	12,124	17,841
Sales and marketing	82,621	87,772	56,499
General and administrative	106,163	92,698	78,521
Depreciation and amortization	207,199	223,889	127,921
Merger and other non-recurring charges	976	4,103	4,236

Total operating costs and other expenses	824,275	805,083	589,975

Loss from operations	(149,091)	(198,363)	(91,445)

Other (income) expenses:
Interest income	(2,106)	(3,879)	(5,645)
Interest expense	2,544	8,877	8,108
Equity in net (income) loss of unconsolidated affiliates	57	2,174	(1,225)
Investment losses, net	10,764	8,814	—
Other expenses	—	2,180	—

Total other expenses	11,259	18,166	1,238

Loss before income taxes and minority interest	(160,350)	(216,529)	(92,683)
Minority interest in loss	(957)	(1,234)	(1,374)
Income tax provision	5,081	14,728	23,975

Net loss	$(164,474)	$(230,023)	$(115,284)

Basic and diluted net loss per share	$(1.16)	$(1.65)	$(0.90)

Shares used to compute basic and diluted net loss per share	141,440	139,374	128,097

See accompanying notes to consolidated financial statements.

TICKETMASTER
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

			Class A Common Stock		Class B Common Stock
	Preferred Stock								Accumulated Other Comprehensive Income (Loss)
							Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1998	—	$—	63,292	$633	60,167	$602	$947,700	$(26,615)	$549	$922,869
Comprehensive Loss:
Net loss	—	—	—	—	—	—	—	(115,284)	—	(115,284)
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	—	6,397	6,397
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(122)	(122)

Total Comprehensive Loss	—	—	—	—	—	—	—	—	—	(109,009)

Issuance of Common Stock and warrants for acquisitions and investments	—	—	—	—	11,229	112	455,980	—	—	456,092
Issuance of Common Stock to USA	—	—	—	—	1,302	13	39,987	—	—	40,000
Additional capital contributed by USA through advertising	—	—	—	—	—	—	207	—	—	207
Exercise of stock options	—	—	582	6	373	4	4,258	—	—	4,268
Class A shares converted to Class B	—	—	(11,033)	(110)	11,033	110	—	—	—	—

Balance at December 31, 1999	—	—	52,841	529	84,104	841	1,448,132	(141,899)	6,824	1,314,427
Comprehensive Loss:
Net loss	—	—	—	—	—	—	—	(230,023)	—	(230,023)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(6,389)	(6,389)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(4,053)	(4,053)

Total Comprehensive Loss	—	—	—	—	—	—	—	—	—	(240,465)

Issuance of Common Stock for acquisitions	—	—	—	—	3,226	32	54,837	—	—	54,869
Additional capital contributed by USA through advertising	—	—	—	—	—	—	7,252	—	—	7,252
Compensation expense on option grants	—	—	—	—	—	—	1,374	—	—	1,374
Exercise of stock options	—	—	626	6	214	2	4,889	—	—	4,897
Class A shares converted to Class B	—	—	(5,748)	(58)	5,748	58	—	—	—	—

Balance at December 31, 2000	—	—	47,719	477	93,292	933	1,516,484	(371,922)	(3,618)	1,142,354
Comprehensive Loss:
Net loss	—	—	—	—	—	—	—	(164,474)	—	(164,474)
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	—	30	30
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(354)	(354)

Total Comprehensive Loss	—	—	—	—	—	—	—	—	—	(164,798)

Additional capital contributedby USA in connection with transfer of TMC Realty	—	—	—	—	—	—	5,262	—	—	5,262
Additional capital contributed by USA through Combination	—	—	—	—	—	—	172,493	—	—	172,493
Additional capital contributed by USA through advertising	—	—	—	—	—	—	5,297	—	—	5,297
Compensation expense on option grants	—	—	—	—	—	—	2,520	—	—	2,520
Exercise of stock options	—	—	623	7	92	1	4,630	—	—	4,638
Class A shares converted to Class B	—	—	(4,690)	(47)	4,690	47	—	—	—	—

Balance at December 31, 2001	—	$—	43,652	$437	98,074	$981	$1,706,686	$(536,396)	$(3,942)	$1,167,766

See accompanying notes to consolidated financial statements.

TICKETMASTER

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2001	2000	1999
Operating activities:
Net loss	$(164,474)	$(230,023)	$(115,284)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	207,199	223,889	127,921
Loss attributable to minority interests	(957)	(1,234)	(1,374)
Equity in net (income) loss of unconsolidated affiliates	57	2,174	(1,225)
Benefit for deferred income taxes	—	(1,851)	(8,087)
Advertising provided by USA	17,715	7,252	207
Investment losses, net	10,764	8,814	—
Non-cash compensation	2,520	1,374	—
Changes in operating assets and liabilities:
Accounts receivable, ticket sales	1,551	(10,630)	(2,691)
Accounts receivable, trade	7,567	(5,808)	(1,097)
Prepaid expenses and other current assets	3,351	(6,994)	(9,997)
Accounts payable, trade	3,424	(4,912)	2,139
Accounts payable, clients	5,328	(2,163)	13,638
Accrued expenses	(613)	28,058	27,929
Deferred revenue and other	5,930	(3,947)	(6,914)

Net cash provided by operating activities	99,362	3,999	25,165

Investing activities:
Capital expenditures	(32,750)	(34,816)	(37,111)
Payments for investments in affiliates	(750)	(10,925)	(16,274)
Cash distributions from and sale of affiliates	—	3,588	—
Acquisitions, net of cash acquired	(34,194)	(49,750)	5,613
Proceeds from sale of marketable securities	15,744	40,474	—
Purchase of marketable securities	(13,661)	(21,893)	(27,010)
Payment of merger costs	(1,869)	(14,246)	(5,426)
Other, net	(2,965)	(2,254)	—

Net cash used in investing activities	(70,445)	(89,822)	(80,208)

Financing activities:
Advances from (to) USA	(4,373)	64,289	(45,259)
Proceeds from borrowings	751	262	—
Debt payments	(5,299)	(2,597)	(4,919)
Issuance of Common Stock to USA	—	—	40,000
Proceeds from minority shareholders, net	—	494	7,113
Dividend paid to minority shareholders of consolidated subsidiaries	(1,000)	—	—
Net proceeds from exercise of options	4,638	4,897	4,268

Net cash (used in) provided by financing activities	(5,283)	67,345	1,203

Effect of exchange rate on cash and cash equivalents	(1,552)	(3,887)	(123)

Net increase (decrease) in cash and cash equivalents	22,082	(22,365)	(53,963)
Cash and cash equivalents at beginning of period	120,809	143,174	197,137

Cash and cash equivalents at end of period	$142,891	$120,809	$143,174

Supplemental statement of cash flow information
Cash paid for:
Interest	$1,151	$1,476	$865

Income taxes	$4,669	$6,412	$6,873

See accompanying notes to consolidated financial statements.

TICKETMASTER

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

Description of Business

        Ticketmaster (the "Company") provides automated ticketing services to its client venues, promoters and sport franchises, which provide patrons with the option of purchasing tickets through operator-staffed call centers, the Internet or independent sales outlets. In addition, the Company operates an online personals service providing singles with a way to meet others online and other Internet-related businesses. Ticketmaster also produces and delivers comprehensive local city guides on the Internet, providing up-to-date information regarding arts and entertainment events, community events and activities, recreation, shopping, business and professional services and news/sports/weather to consumers in metropolitan areas.

Organization and Basis of Presentation

        In July 1997, USA Networks, Inc. ("USA Networks" or "USA") acquired a controlling interest in Ticketmaster Group, Inc. and its subsidiaries ("Ticketmaster Group") through the issuance of shares of USA common stock. In June 1998, USA completed its acquisition of Ticketmaster Group in a tax-free merger, pursuant to which each outstanding share of Ticketmaster Group common stock not owned by USA was exchanged for 1.126 shares of USA common stock, resulting in Ticketmaster Group becoming a wholly-owned subsidiary of USA.

        On September 28, 1998, pursuant to an Amended and Restated Agreement and Plan of Reorganization dated as of August 12, 1998 (the "Merger Agreement"), by and among Citysearch, Inc. ("Citysearch"), USA, Ticketmaster Group, Ticketmaster Multimedia Holdings, Inc. ("Ticketmaster.com") and Tiberius, Inc. ("Tiberius"), a wholly-owned subsidiary of Citysearch, Tiberius was merged with and into Ticketmaster.com, with Ticketmaster.com continuing as the surviving corporation and as a wholly-owned subsidiary of Citysearch (the "Merger"). Prior to the Merger, Ticketmaster.com was a wholly-owned subsidiary of Ticketmaster Corporation ("Ticketmaster Corp.") which was a wholly-owned subsidiary of Ticketmaster Group. In connection with the Merger Agreement, all the issued and outstanding common shares of Ticketmaster.com held by Ticketmaster Corp. were converted into an aggregate of 37,238,000 shares of Citysearch Common Stock and such shares were subsequently reclassified as Class A Common Stock of the Company. The Merger was accounted for using the "reverse purchase" method of accounting, pursuant to which Ticketmaster.com was treated as the acquiring entity for accounting purposes, and the assets acquired and liabilities assumed of Citysearch were recorded at their respective fair values. In connection with the Merger the name of the combined company was changed from Citysearch, Inc. to Ticketmaster Online-Citysearch, Inc. ("TMCS"). References throughout these financial statements to Ticketmaster.com and Citysearch relate to the individual businesses of Ticketmaster.com and Citysearch, respectively.

        On January 31, 2001, pursuant to a contribution agreement dated November 20, 2000 between TMCS and USA ("Contribution Agreement"), TMCS acquired the equity and businesses of Ticketmaster Group from USA in exchange for 52,000,000 new shares of TMCS' Class B Common Stock (the "Combination"). The Combination was accounted for as an exchange of assets between entities under common control in a manner similar to the pooling of interests method of accounting. In connection with the Combination, the Company entered into a revolving credit facility (the "Revolver") with USA Networks that provided $25 million in available credit at USA's borrowing rate through May 1, 2001. All amounts borrowed under the Revolver were payable upon demand. During the year ended December 31, 2001, the Company borrowed and repaid USA Networks $24 million under the terms of the Revolver which has been reflected as a financing activity in the statements of cash flows as an advance from USA. At the closing date of the Combination, USA Networks contributed amounts due from Ticketmaster totaling $172.5 million to the Company. On February 1, 2001, in connection with its option under the Contribution Agreement, USA Networks purchased TMC Realty, L.L.C. ("TMC Realty") from the Company in exchange for the assumption of all of the liabilities of TMC Realty and promotional services equal in value to the amount by which $28.8 million exceeded the liabilities assumed by USA Networks. As a result, the Company recorded a receivable for promotional services of approximately $8.0 million and recognized additional paid-in capital of $5.3 million, net of tax effect. Further, in connection with the TMC Realty transaction, the Company agreed that an outstanding receivable from USA in the amount of $8.0 million would be settled by USA providing such amount in promotional services, resulting in a total receivable for promotional services of $16.0 million.

        Upon the closing of the Combination, TMCS changed its name to "Ticketmaster."

        The consolidated financial statements include the accounts of Ticketmaster, its wholly owned subsidiaries and majority owned companies and joint ventures. Prior periods have been restated to give effect to the Combination. For accounting purposes, the number of shares outstanding does not include 42,480,143 shares of Class A Common Stock and 50,260,401 shares of Class B Common Stock held by one of the Company's wholly-owned subsidiaries as they are treated similarly to shares held in treasury. All significant intercompany balances and transactions have been eliminated. Investments in companies and joint ventures with ownership interests ranging from 20% to 50% and in which Ticketmaster exercises significant influence over operating and financial policies are accounted for using the equity method. Investments in which the Company owns less than a 20% interest, where it cannot exercise significant influence and/or which are not considered investments in marketable securities with a readily determinable fair market value are accounted for using the cost method.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

        Ticketing operations revenues primarily consist of convenience, order processing and delivery charges generated through ticket sales. The sale of tickets for an event often commences several months prior to the date of the event. The Company recognizes ticketing operations revenue when the ticket is sold. The Company only recognizes revenue from amounts payable to Ticketmaster, and excludes ticket proceeds collected on behalf of its clients. Transaction fees related to reservations are recognized as the related services are provided. Revenue from advertising and sponsorship agreements is recognized when the service is provided or over the contract period.

        Ticketing operations revenues also includes revenue from software licensed under noncancellable license agreements. The Company provides services related to such agreements including maintenance, training, installation, consulting and support services. License fee revenues, which are less than five percent of ticketing operations revenue, are generally recognized when a noncancellable license agreement has been signed, the product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Revenues from maintenance agreements for maintaining, supporting and providing periodic upgrades are recognized ratably over the maintenance period, which in most instances is one year. Revenues for training and consulting services are recognized as services are performed.

        Personals revenues consist of subscription fees, generated from customers who subscribe to our online matchmaking services for one to twelve months on our Match.com and other personals Web sites, and online advertising revenue. Subscription fees and online advertising revenue are recognized over the period the services are provided.

        City guide revenues consist of local and national online advertising, product licensing and related royalties, consulting services and transaction fees from affiliate partners. Local advertising revenues are derived primarily from sale of premium placement listings, in context advertising and targeted promotional packages. In addition, the Company generates local advertising income from Web site development, hosting and placement in Citysearch's directory listings. Local advertising revenues are recognized over the period the services are provided. Royalty revenues are recognized when earned based on the revenues generated by the license or based on the minimum royalty provisions in the contract. Revenues from consultation and design services are recognized as the services are provided. Revenues from the sale of licenses for use of the Company's business and technology systems to its partner-led markets are generally recognized over the term of the license agreement, ranging from five to eight years, or the period over which the relevant services are delivered.

        Revenues from barter transactions are recognized at fair value during the period that the goods or services are exchanged. Barter transactions are valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction or the cost of the service provided in the absence of similar cash transactions. Barter revenues of $3.9 million, $2.1 million, and $1.1 million were recognized in the years ended December 31, 2001, 2000, and 1999, respectively. Similar amounts were recorded as sales and marketing expense.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of commercial paper and money market funds with original maturities of less than 91 days. Cash and cash equivalents include collected ticket proceeds which are payable to clients and reflected as accounts payable, clients.

Marketable Securities

        The Company's marketable securities are classified as available-for-sale as of the balance sheet dates and are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of other comprehensive income (loss) included in stockholders' equity. Realized gains or losses and other than temporary declines in value, if any, on available-for-sale securities are reported in other income or expense.

Accounts Receivable

        Accounts receivable, ticket sales are amounts due principally from ticketing outlets and credit card processors and represent the face value of the tickets sold plus convenience charges, generally net of outlet commissions. The Company performs credit evaluations of new ticket outlets, which are reviewed and updated periodically, requiring collateral as circumstances warrant.

        Accounts receivable, trade consists primarily of amounts due from licensees in connection with software sales, subscription services for both local advertising and personals and other services including advertising, maintenance and installation.

Property, Equipment and Leasehold Improvements

        Property, equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset or, for leasehold improvements, the term of the lease, if shorter. Assets acquired under capitalizable lease arrangements are recorded at the present value of the minimum lease payments and amortization of such assets is included in depreciation expense. The Company capitalizes certain qualified costs incurred in connection with the development of internal use software. Capitalization of internal use software costs begins when the preliminary project stage is completed, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized internal use software costs are amortized on a straight-line basis over the estimated useful life of the software, not to exceed three years.

Asset Category	Depreciation/ Amortization Period
Buildings	40 Years
Computer software and equipment	1 to 3 Years
Telephone equipment and furnishings	5 to 7 Years
Transportation equipment	5 Years
Leasehold improvements	3 to 10 Years

Research and Development

        Research and development expenditures are charged to operations as incurred. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have been insignificant and are expensed as incurred. For the years ended December 31, 2001, 2000 and 1999, the Company incurred research and development costs of $12.6 million, $11.5 million and $13.3 million, respectively.

Other Assets

        Other assets consist primarily of contract advances, deferred marketing charges and investments. Contract advances represent amounts paid in advance to the Company's clients pursuant to agreements that provide for the client's participation in the convenience charges and/or order processing fees. Such contract advances are generally recoupable against future participation rights. Deferred marketing primarily represents capitalized affiliation fees for in-kind media and television promotion and is recognized as sales and marketing expense on a straight-line basis over the contract term. The

Company's investments are discussed in more detail in Note 7. Other assets consisted of the following at the balance sheet dates (in thousands):

	December 31,
	2001	2000
Contract advances	$28,592	$36,799
Deferred marketing	18,068	3,385
Investments	15,226	16,928
Other	9,669	6,990

	71,555	64,102
Less current portion	(12,061)	(10,551)

	$59,494	$53,551

Long-Lived Assets Including Intangibles

        The Company assesses the carrying value of long-lived assets, including goodwill and other intangibles and property, equipment and leasehold improvements, if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. Effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are subject to annual, or more frequent if certain indicators arise, impairment tests as required by Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" consisting of a comparison of carrying value of the asset to its fair value.

        The Company recognizes as goodwill the excess of the cost of an acquired entity over the assigned amount of net assets acquired and liabilities assumed. Goodwill and indefinite lived intangible assets arising from a business combination completed after June 30, 2001 are not amortized. Goodwill from purchase business combinations completed prior to July 1, 2001 is being amortized using the straight-line method over terms ranging from five to forty years, with a period of five to ten years for Internet-related businesses. Such amortization will cease upon the adoption of SFAS No. 142. The Company recognizes as the Sidewalk intangible (see Note 5) the excess of the fair value of the consideration provided in exchange for the Sidewalk assets and distribution agreement over the assigned amount of the distribution agreement and is amortized on a straight-line basis over five years. Ticketing purchased service agreements represent the value of agreements for ticketing services acquired in business combinations or from third parties and are generally amortized on a straight-line basis over the contract term, generally three to seven years.

Accounts Payable, Clients

        Accounts payable, clients represents contractual amounts due to clients for tickets sold by the Company on behalf of the organizations that sponsor events.

Deferred Revenue

        Deferred revenue primarily consists of prepayment of subscription services, for both local advertising and personals, subscription sales, licensing revenue from city guide partner-led markets,

maintenance revenue related to concession control systems, and sponsorship revenue related to ticketing operations. Deferred maintenance revenue is recognized over the term of the agreements (generally one year) on a straight-line basis. Deferred sponsorship revenue and the related costs are recognized over the term of the agreements on a straight-line basis or are earned ratably based upon delivery.

Income Taxes

        The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established for net deferred tax assets when management assesses the realizability of the asset to be less than more likely than not.

Financial Instruments

        The estimated fair values of cash, accounts receivable, accounts payable and accrued expenses approximate their carrying values because of the short-term maturity of these instruments. Market price of the Company's investments in marketable securities, which is readily available, is used to estimate fair value. The carrying value of long-term debt approximates fair value as of the balance sheet date.

Advertising Costs

        Advertising costs are generally expensed in the period incurred. For the years ended December 31, 2001, 2000 and 1999, advertising costs amounted to $46.9 million, $40.0 million and $18.8 million, respectively.

        During the years ended December 31, 2001, 2000 and 1999, the Company recorded $17.7 million, $7.3 million and $0.2 million in sales and marketing expense related to advertising provided by USA on its television properties, Sci-Fi Channel and USA Network, for which no cash was paid by the Company (see Note 16).

Delivery and Order Processing Costs

        Delivery and order processing costs are classified in each respective segment's operating costs in the consolidated statement of operations.

Merger and Other Non-Recurring Charges

        In 2001, merger and other non-recurring charges consisted primarily of restructuring charges including severance and facilities costs associated with Citysearch's reorganization initiative. In 2000 and 1999, these costs consisted primarily of advisory fees, regulatory filing fees and legal and accounting costs related to the Combination and the terminated merger with certain assets owned by our majority stockholder and Lycos, Inc., as well as certain expenses related to the operation of Sidewalk city guides before the integration of these properties into the Citysearch network in 1999.

Minority Interest

        Minority interest represents the ownership interests of third parties in the net assets and results of operations of certain consolidated subsidiaries.

Foreign Currency Translation

        The functional currency of the Company's foreign operations is the local currency. The financial statements of these foreign operations are translated to U.S. dollars using month-end rates of exchanges for assets and liabilities, and average rates of exchange for the month for revenues and expenses. The effects of exchange rate changes related to assets and liabilities located outside the United States are included in accumulated other comprehensive income (loss) as a component of stockholders' equity. Foreign currency translation gains and losses are included in interest expense on the combined statements of operations; such gains and losses have not been significant.

Concentration of Credit Risk

        The Company places its temporary cash investments principally in commercial paper with large domestic and international companies and limits the amount of credit exposure in any one company.

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

Stock-Based Compensation

        As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In cases where exercise prices are less than fair value as of the grant date, compensation expense is recognized over the vesting period.

Basic and Diluted Net Loss per Share

        Basic net loss per share is determined by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is determined by dividing the net loss by the weighted-average number of shares of common stock outstanding plus the dilutive effects of stock options, warrants and other convertible securities. The calculation of basic and diluted net loss per share adjusts the historical weighted-average number of shares outstanding to reflect the 52,000,000 shares issued to USA Networks in the Combination as if issued at the beginning of the period. Basic and diluted net loss per share are the same for the years ended December 31, 2001, 2000 and 1999 because the effects of outstanding stock options and warrants are antidilutive.

Estimates Used in the Preparation of Consolidated Financial Statements

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes thereto. Actual results could differ from those estimates, although management does not believe that any differences would materially affect the Company's consolidated financial position or results of operations.

        Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, valuation allowance on deferred tax assets, allocation of purchase price in business combinations, capitalization of internal use computer software, recoverability of intangibles and other long-lived assets and various other operating allowances and accruals.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," effective after June 30, 2001, and SFAS No. 142, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

        Effective January 1, 2002, the Company must adopt the new rules on accounting for goodwill and other intangible assets. During the first quarter of 2002, the Company will perform the first of the required impairment tests for goodwill and indefinite lived intangible assets recorded at January 1, 2002. Although it has not completed its assessment, the Company anticipates a write-off of $75 to $125 million primarily related to the City guide segment. Although Citysearch is expected to generate positive cash flows in the future, due to cash flow discounting techniques required by the new rules, the discounted future cash flows do not support current carrying values. The new accounting rule would reduce the Company's annual amortization of goodwill and other intangible assets by approximately $115 million, assuming the mid-point of the range of the potential write-off.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company believes that this Statement will not have a material effect on the results of operations and financial position of the Company.

Reclassifications

        Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

NOTE 3—MARKETABLE SECURITIES

        At December 31, 2001 and 2000, marketable securities were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2001
U.S. agency mortgage-backed securities	$676	$9	$—	$685
State government debt securities	4,181	19	—	4,200
Corporate debt securities	986	12	—	998

	$5,843	$40	$—	$5,883

As of December 31, 2000
Commercial paper	$2,003	$—	$—	$2,003
U.S. government debt securities	1,945	—	—	1,945
U.S. agency mortgage-backed securities	1,980	15	(1)	1,994
Corporate debt securities	2,001	9	(14)	1,996

	$7,929	$24	$(15)	$7,938

        The contractual maturities of debt securities classified as available-for-sale as of December 31, 2001 are as follows (in thousands):

	Cost	Estimated Fair Value
Within one year	$5,158	$5,190
After one year through five years	685	693

Total	$5,843	$5,883

        The specific identification method is used to compute realized gains and losses. Gross realized gains and losses from the sale of securities were not material.

NOTE 4—PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Property, equipment and leasehold improvements consisted of the following (in thousands):

	December 31,
	2001	2000
Land	$1,568	$3,646
Buildings and leasehold improvements	12,612	27,306
Computer software and equipment	120,119	97,949
Telephone equipment and furnishings	27,234	26,638
Transportation equipment	2,370	2,543

	163,903	158,082
Less accumulated depreciation and amortization	(88,299)	(69,696)

	$75,604	$88,386

        Property, equipment and leasehold improvements, net of accumulated depreciation and amortization, of $17.4 million were transferred to USA Networks in connection with the sale of TMC Realty.

        Depreciation and amortization expense on property, equipment and leasehold improvements was $32.3 million, $31.5 million and $19.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. The gross amount of assets recorded under capital leases amounted to $6.6 million and $4.6 million at December 31, 2001 and 2000, respectively. Related accumulated amortization amounted to $5.0 million and $4.1 million at December 31, 2001 and 2000, respectively. Capitalized internal use software costs, net of accumulated amortization of $7.5 million and $3.6 million, amounted to $10.2 million and $8.5 million at December 31, 2001 and 2000, respectively.

NOTE 5—BUSINESS AND OTHER ACQUISITIONS

Acquisition of CityAuction, Inc.

        On March 29, 1999, the Company completed the acquisition of CityAuction, a person-to-person online auction community. In connection with the acquisition, the Company issued an aggregate of 793,726 shares of its Class B Common Stock for all the outstanding capital stock of CityAuction representing an aggregate purchase price of $27.3 million. The acquisition was accounted for using the purchase method of accounting which resulted in approximately $28.7 million of goodwill which was being amortized over five years. The results of operations of CityAuction are included in the accompanying statements of operations from the date of acquisition.

        During the quarter ended December 31, 2000, the Company determined that its investment in CityAuction had suffered a decline in value that was considered other than temporary and recorded additional amortization expense of $18.7 million.

Acquisition of Match.com, Inc.

        On June 14, 1999, the Company completed the acquisition of Match.com, an Internet personals company. In connection with the acquisition, the Company issued 1,924,777 shares of Class B Common Stock to the former owners of Match.com representing a total purchase price of approximately $43.5 million. The acquisition was accounted for using the purchase method of accounting which resulted in approximately $42.4 million of goodwill which was being amortized over five years. The results of operations of Match.com are included in the accompanying statements of operations from the date of acquisition.

Acquisition of Web Media Ventures, L.L.C.

        On September 13, 1999, the Company purchased all the outstanding limited liability company units ("Units") of Web Media (d.b.a. One & Only Network). Web Media is an Internet personals company distributing its services through a network of affiliated Internet sites. In connection with the acquisition, the Company issued 1,204,215 shares of Class B Common Stock in exchange for all of the Web Media Units and became obligated to issue $2.2 million of Class B Common Stock payable at the end of each quarter following the closing of the transaction and an additional number of shares of Class B Common Stock no later than 270 days after the closing of the transaction with the last installment subject to adjustment based on the achievement of certain revenue targets by Web Media. As a result, an additional 61,962 shares and 626,173 shares of Class B Common Stock were issued during 1999 and 2000, respectively, resulting in a total purchase price of $45.0 million. The acquisition was accounted for using the purchase method of accounting and resulted in $44.7 million of goodwill which was being amortized by the Company over a period of five years. The results of operations of Web Media are included in the accompanying statements of operations from the date of acquisition.

Transaction Regarding Sidewalk.com

        On September 17, 1999, the Company acquired certain assets associated with the entertainment city guide (A&E) portion of Sidewalk from Microsoft Corporation ("Microsoft"). The Company also entered into a four-year distribution agreement with Microsoft pursuant to which the Company became the exclusive provider of local city guide content on the Microsoft Network ("MSN") and the Company's internet personals Web sites became the premier provider of personals content to MSN. In addition, the Company and Microsoft entered into additional cross-promotional arrangements. In connection with these transactions, the Company issued to Microsoft 7.0 million shares of its Class B Common Stock and two warrants to purchase an aggregate of 4.5 million shares of its Class B Common Stock. The first warrant for 3.0 million shares has an initial exercise price of $30 per share, which adjusts downward by $0.0625 for each $0.0625 increase in the price of the Class B Common Stock over $30 at the time the warrant is exercised. At December 31, 2001, the exercise price of this warrant was determined to be $30. The second warrant for 1.5 million shares has a fixed exercise price of $60 per share of Class B Common Stock. Both warrants expire on September 17, 2004, five years from the date of issuance. To date, Microsoft has not exercised any of these warrants. The Company granted Microsoft certain registration rights in connection with the transaction. The impact of the Company's ownership of the Sidewalk assets is included in the accompanying statement of operations from the date the transaction closed.

        The fair value of the consideration provided in exchange for the Sidewalk assets and distribution agreement, including transaction costs, amounted to $338.8 million of which $333.8 million has been recorded in goodwill and other intangibles in the accompanying consolidated balance sheet and $5.0 million has been allocated to the distribution agreement and recorded as deferred marketing in the accompanying balance sheet. The Sidewalk intangible of $333.8 million is being amortized over five years. The deferred marketing charge of $5.0 million is being amortized over four years with the amortization expense included in sales and marketing expense. Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $68.1 million, $68.1 million and $19.2 million, respectively.

Acquisition of TM VISTA, Inc.

        On January 31, 2000, the Company completed the acquisition of TM VISTA, Inc. (formerly 2b Technology, Inc; "TM VISTA"), a ticketing and software licensing company. In connection with the acquisition, the Company issued an aggregate of 757,959 shares of Class B Common Stock to the former owners of TM VISTA representing a purchase price of approximately $20.4 million. The acquisition was accounted for using the purchase method of accounting. The acquisition resulted in $20.5 million of goodwill which was being amortized by the Company over a period of five years. The results of operations of TM VISTA are included in the accompanying statements of operations from the date of acquisition.

Acquisition of Admission Canada

        On April 19, 2000, the Company completed the acquisition of Réseau Admission Inc., Concept Électronique Microflex Inc. and Admission Network USA Inc. (collectively known as "Admission Canada") for $30 million in cash. Admission Canada is a ticketing company operating primarily in the Canadian provinces. The acquisition was accounted for using the purchase method of accounting and resulted in $7.2 million of goodwill being recorded which was being amortized over 10 years. The results of operations of Admission Canada are included in the accompanying statement of operations from the date of acquisition.

Acquisition of TicketWeb, Inc.

        On May 26, 2000, the Company completed the acquisition of TicketWeb, Inc ("TicketWeb"), a web-based live event ticketing company. In connection with the acquisition, the Company issued 1,841,204 shares of Class B Common Stock to the former owners of TicketWeb representing a purchase price of approximately $35.4 million. The acquisition was accounted for using the purchase method of accounting and resulted in $33.5 million of goodwill being recorded. The total amount of goodwill recorded was being amortized by the Company over a period of five years. The results of operations of TicketWeb are included in the accompanying statements of operations from the date of acquisition.

Acquisition of Essential Data Customer Systems

        On July 13, 2000, the Company acquired Essential Data Customer Systems ("EDCS") for $7.9 million in cash. EDCS's fan loyalty system is an incentive-based program that brings "frequent flier" type benefits to sports fans. The acquisition was accounted for using the purchase method of accounting and resulted in $7.2 million of goodwill being recorded which was being amortized over 10 years. The results of operations of EDCS are included in the accompanying statements of operations from the date of acquisition.

Acquisition of Tom Lasley, Inc.

        On December 18, 2000, the Company acquired its Oregon ticketing licensee, Tom Lasley, Inc., for $10.9 million in cash. The acquisition was accounted for using the purchase method of accounting and resulted in $10.7 million of goodwill being recorded which was being amortized over 20 years. The results of operations of Tom Lasley, Inc. are included in the accompanying statements of operations from the date of acquisition.

Increase in Ireland Ownership

        On July 31, 1997, Ticketmaster acquired 50% of the capital stock of Ticket Shop Limited, the entity through which Ticketmaster conducts its live entertainment ticketing business in Ireland and this investment was accounted for under the equity method of accounting. In December 2000, Ticketmaster acquired an additional 10% of the capital stock of Ticket Shop Limited and therefore, the accounts of Ticket Shop Limited are included in the consolidated financial statements.

Acquisition of ReserveAmerica Holdings, Inc.

        On February 12, 2001, the Company completed the acquisition of ReserveAmerica Holdings, Inc. ("ReserveAmerica"), a leading provider of campsite reservations. The Company paid approximately $24.9 million in cash for the initial consideration due in the transaction. The purchase price will be increased by the value of additional shares of the Company's Class B Common Stock and/or cash to be paid by the Company, if certain financial targets are achieved in 2002. The acquisition has been accounted for using the purchase method of accounting. The preliminary allocation of the purchase price resulted in $22.4 million of goodwill recorded with adjustments to be made in the event that shares and/or cash are issued upon achievement of certain financial targets. The total amount of goodwill was being amortized by the Company over a period of ten years. The results of operations of ReserveAmerica are included in the accompanying statements of operations from the date of acquisition.

Acquisition of Evite, Inc.

        On March 13, 2001, the Company acquired Evite, Inc. ("Evite"), a free online invitation service, for $5.0 million in cash. The acquisition was accounted for using the purchase method of accounting and resulted in $3.4 million of goodwill being recorded which was being amortized over five years. The results of operations of Evite are included in the accompanying statements of operations from the date of acquisition.

Acquisition of Towne Ticket Centre

        On March 30, 2001, the Company acquired its Canadian ticketing licensee, Towne Ticket Centre, for $1.0 million in cash. The acquisition is being accounted for using the purchase method of accounting and resulted in $0.2 million of goodwill being recorded which was being amortized over 20 years. The results of operations of Towne Ticket Centre are included in the accompanying statement of operations from the date of acquisition.

Acquisition of Billetservice AS

        On October 31, 2001, the Company completed its acquisition of Billetservice AS for $5.3 million in cash. Billetservice is a ticketing company operating primarily in Norway. The acquisition was accounted for using the purchase method of accounting and the allocation of the purchase price resulted in $3.8 million of goodwill being recorded. In accordance with SFAS No. 141, the goodwill balance will not be amortized but subject to annual impairment tests. The results of operations of Billetservice AS are included in the accompanying statement of operations from the date of acquisition.

        Pro forma results of operations for the above acquisitions are not presented as the information is not material to the consolidated financial statements.

NOTE 6—GOODWILL AND OTHER INTANGIBLES

        Goodwill and other intangibles consisted of the following (in thousands):

	December 31,
	2001	2000
Goodwill	$1,125,026	$1,130,228
Sidewalk intangible	333,798	333,798
Purchased service agreements	59,051	68,529

	1,517,875	1,532,555
Less accumulated amortization	(485,115)	(346,607)

	$1,032,760	$1,185,948

        Goodwill and other intangible amortization expense was $174.9 million, $192.4 million and $108.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 7—INVESTMENTS

Equity Method Investments

        On December 1, 1995, the Company and the Victorian Arts Centre Trust ("VACT") formed joint ventures (the "Australian Joint Ventures") for the purpose of conducting the Company's live entertainment ticketing business in Australia. In September 1999, VACT sold its interest in the venture to Seven Pty Limited. As a result, the Company has a 50.1% interest in Ticketmaster 7 Pty Limited. Through June 2001 the Company exercised control over the Australian Joint Ventures and its assets, liabilities and results of operations were consolidated. In the third quarter of 2001, certain rights were relinquished and the Company no longer exercised control over the Australian Joint Ventures. Accordingly, the Company discontinued the consolidation of its investment in the Australian Joint Ventures and began to account for the investment using the equity method of accounting.

        On October 10, 1996, the Company acquired a 27% equity interest in the Company's Mexican licensee from a third party for $1.8 million in cash and 5% of net distributions (as defined) received with respect to such 27% equity interest from the Mexican operation through December 31, 1998. In 1998, the Company and Corporacion Interamericana de Entretenimiento, S.A. de C.V. ("CIE"), the majority owner of its Mexican licensee, entered into a license agreement for the purpose of marketing and operating the Ticketmaster System throughout Central and South America. Accordingly, Ticketmaster is licensor to CIE's operating ventures, which are currently operating in Brazil, Argentina and Chile. CIE is currently the owner of a 50.01% equity interest in the Company's Mexican licensee with the Company owning the remaining 49.99% equity interest in this licensee. Accordingly, this investment is accounted for under the equity method.

Cost Method Investments

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

        In October 1999, the Company purchased a minority equity position in foodline.com, Inc ("foodline.com"), a privately-held, online restaurant reservations company in exchange for $5.0 million cash. The Company and foodline.com also entered into a multi-year content sharing and distribution agreement. In March 2000, the Company sold $2.2 million of its interest in foodline.com for cost. The foodline.com investment was being accounted for using the equity method of accounting. In December 2000, foodline.com filed for Chapter 7 bankruptcy protection and ceased operations. The Company will recognize no further losses in the operations of foodline.com.

        In December 1999, the Company purchased a minority equity interest in The Active Network, Inc. ("Active"), a privately-held online local participatory sports registration and reservation company in exchange for $12.5 million cash and a commitment by the Company to provide $3.0 million in services to Active. The Company and Active also entered into a multi-year content sharing and distribution agreement. During 2001 and 2000, Active completed additional financing transactions in which the Company invested an aggregate of $1.8 million. The Active investment is being accounted for using the cost method of accounting; however, at various times throughout the year ended December 31, 2000, the Company's ownership interest required recognizing equity losses in Active.

        In April 2000, the Company purchased an ownership interest in Walkerplus.com, Inc ("Walkerplus") for $2.9 million in cash. Walkerplus is a privately-held, Japanese arts and entertainment online guide. The Company also entered into an exclusive five-year license to provide technology and business methods to the joint venture. The Walkerplus investment was accounted for using the cost method of accounting. The carrying amount of this investment is zero at December 31, 2001.

Impairment Losses on Investments

        During 2001 and 2000, the Company determined that certain equity investments in the City guide segment had suffered declines in value that were other than temporary after giving consideration to, among other things, the current business environment and recent financing transactions. As a result, investment losses totaling $10.8 million and $10.2 million were recognized during 2001 and 2000, respectively, that reduced such investments to their aggregate fair value.

Gains on Investments

        During 2000, the Company sold its minority equity interest in an investment that resulted in a gain of $1.4 million which is included in investment losses, net on the accompanying statement of operations.

NOTE 8—LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

	December 31,
	2001	2000
Due to USA, interest rate at one-month London Inter-Bank Offering Rate ("LIBOR") plus 0.75% (6.565% at December 31, 2000), no specific repayment terms	$—	$181,411
Promissory note secured by a building; bearing interest at a rate of 9.20% per annum; principal and interest payable monthly, based on a 25—year term, with the balance due on April 25, 2007	—	8,606
Note payable to bank on term loan collateralized by substantially all of a subsidiary's assets, interest at prime (9.50% at December 31, 2000) plus 0.25% or at the LIBOR plus 225 basis points per annum during 1998 or plus 0.75% per annum during 1999; principal and interest payable monthly (to the extent the subsidiary's cash flows exceed certain amounts). During 2001, the remaining balance of the note payable to bank was fully paid.	—	4,285
Note payable to minority shareholder; bearing interest at the rate of 6.00% per annum; interest payable quarterly in arrears; balance due on the date of termination of agreement or such earlier time as the subsidiaries' shareholders may unanimously agree	—	4,419
Capital leases	1,542	560

	1,542	199,281
Less current portion	(790)	(4,778)

	$752	$194,503

        Future minimum lease payments for capital leases including interest and executory costs of $54,000 are as follows (in thousands):

Year ending December 31:
2002	$790
2003	612
2004	102
2005	38

$1,542

        In connection with the Combination, amounts due to USA were contributed to the Company or settled with USA.

        In connection with the change in the method of accounting for the Company's investment in the Australian Joint Ventures to the equity method, the Company no longer consolidates the note payable to minority shareholder.

        In connection with the sale of TMC Realty to USA Networks, the liability associated with the promissory note secured by a building was assumed by USA Networks.

NOTE 9—STOCKHOLDERS' EQUITY

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

        On December 2, 1999, USA Networks invested $40 million in the Company through the acquisition of 1.3 million shares of Class B Common Stock.

        At December 31, 2001 the Company has 21,452,625 shares of Class A and Class B Common Stock reserved for future issuance, excluding the potential conversion of Class A Common Stock to Class B Common Stock. Shares reserved for future issuance include shares applicable to acquisitions and shares issuable upon exercise of stock options and warrants.

NOTE 10—COMPREHENSIVE INCOME (LOSS)

        Components of comprehensive income (loss) include foreign currency translation adjustments and unrealized gains and losses on marketable securities. Other comprehensive income (loss), net of tax, was approximately a loss of $0.3 million, a loss of $10.4 million and income of $6.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, accumulated other comprehensive loss was comprised of $4.0 million in foreign currency translation losses offset by $39,000 of unrealized gains on marketable securities.

NOTE 11—INCOME TAXES

        The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2001	2000	1999
Current:
Federal	$589	$9,949	$24,049
Foreign	3,294	1,927	2,098
State	1,198	4,703	5,915

	5,081	16,579	32,062

Deferred:
Federal	—	(1,580)	(6,059)
State	—	(271)	(2,028)

	—	(1,851)	(8,087)

	$5,081	$14,728	$23,975

        The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:

	Year Ended December 31,
	2001	2000	1999
Statutory federal income tax benefit	(35)%	(34)%	(35)%
State income taxes, net of Federal benefit	—	(1)	3
Effect of foreign operations	2	2	2
Change in valuation allowance	4	13	22
Non-deductible amortization of goodwill and other intangibles	31	26	33
Other	1	1	1

	3%	7%	26%

        Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforward	$73,362	$67,637
Goodwill and other intangible assets, principally due to amortization	13,588	7,232
Deferred revenue	3,677	3,719
Reserves	4,376	2,009
Research and development credit (carryforwards)	1,363	1,344
Depreciation, net	1,783	—
Foreign tax credit	3,294	—
Investments, basis difference, net	5,233	—
Other	1,175	2,480

Total deferred tax assets	107,851	84,421
Valuation allowance	(103,100)	(80,147)

Net deferred tax assets	4,751	4,274
Deferred tax liabilities:
Depreciation, net	—	95
Unpatriated earnings from foreign subsidiaries	2,501	—
Other	2,123	788

Total deferred tax liabilities	4,624	883

Net deferred tax assets	$127	$3,391

        The valuation allowance increased by approximately $23 million and $28 million during the years ended December 31, 2001 and 2000, respectively. The remaining valuation allowance recorded in connection with the Citysearch Merger is approximately $25.3 million. If the related deferred tax assets become realizable in the future, the reversal of the valuation allowance will be recorded as a reduction of remaining goodwill of Citysearch, if any. Also, approximately $13.2 million of the valuation allowance relates to stock option deductions, which if realized, would increase additional paid-in capital. The Company had net operating loss carryforwards for federal and state income tax purposes at December 31, 2001 of approximately $179 million and $129 million, respectively. The federal carryforwards expire principally in the period from 2010 to 2020, and the state carryforwards expire principally in the period from 2004 to 2021. Utilization of the net operating loss carryforwards is subject to limitations as a result of ownership changes as defined in the Internal Revenue Code.

NOTE 12—STOCK OPTIONS

        USA has various stock option plans (the "Plans") under which options to purchase USA Common Stock may be granted to employees of the Company at not less than fair market value on the date of the grant. The options under the Plans vest ratably, generally over a range of three to five years from the date of grant and generally expire not more than ten years from the date of grant. Five of the Plans have options available for future grants.

        The Company has various stock option plans (the "Option Plans") under which options to purchase Ticketmaster common stock may be granted to employees of the Company, directors and consultants. The options under the Option Plans vest ratably, generally over a range of four years from the date of grant and generally expire not more than ten years from the date of grant. Two of the Option Plans have options available for future grants.

        At December 31, 2001, the 1998 Stock Option Plan had options outstanding to purchase 130,000 restricted shares of Class B Common Stock. The options generally vest over three years with 20-25% of the shares vesting in the first and second years and 50-60% of the shares vesting in the third year. Each restricted share may be purchased by the grantee for $0.01 and may be repurchased by the Company for $0.01 until the repurchase right lapses (the shares "vest"). For the year ended December 31, 2001, the Company recorded compensation expense related to the restricted shares in the amount of $1.4 million. The Company expects to amortize approximately $3.7 million during 2002 related to the remaining unvested restricted shares.

1998 Employee Stock Purchase Plan

        The Company has adopted the 1998 Employee Stock Purchase Plan ("Purchase Plan") and reserved an aggregate of 1,000,000 shares of Class B Common Stock for grant thereunder. The number of shares reserved will be increased automatically each year on the first day of the of the Company's fiscal year beginning in 2000 by an amount equal to (i) 200,000 shares of Class B Common Stock or (ii) a lesser amount determined by the Board of Directors. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. Each offering period under the Purchase Plan will run for six months, other than the initial offering period, which commenced in December 1998 and ended on August 14, 1999. Thereafter, new six-month offering periods will commence each February 15 and August 15. The Company has not sold any shares under this plan to date.

Stock Option Table for USA Options

        A summary of changes in outstanding options under the USA stock option plans with respect to employees of the Company is as follows:

	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price of Exercisable Shares
	(in thousands)		(in thousands)
Options outstanding at
December 31, 1998	5,949	$7.86
Granted	1,032	26.97
Exercised	(1,957)	6.61
Canceled	(160)	11.75

Options outstanding at
December 31, 1999	4,864	12.27	2,847	$7.04
Granted	884	23.99
Exercised	(371)	7.34
Canceled	(534)	18.49

Options outstanding at
December 31, 2000	4,843	14.42	2,826	8.98
Granted	575	23.76
Exercised	(800)	10.02
Canceled	(156)	22.70

Options outstanding at
December 31, 2001	4,462	$16.12	2,778	$11.80

        Additional information with respect to outstanding options as of December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price
	(in thousands)		(in years)	(in thousands)
$ 5.81 to $ 6.28	49	$6.21	3.7	49	$6.21
6.44 to 6.44	1,479	6.44	4.2	1,479	6.44
7.55 to 12.50	937	11.99	6.3	702	11.88
17.78 to 23.82	914	23.00	9.1	92	21.65
26.88 to 27.91	1,083	27.56	7.9	456	27.70

$ 5.81 to $27.91	4,462	$16.12	6.5	2,778	$11.80

Stock Option Table for Ticketmaster Options

        The following table summarizes certain information related to options for Ticketmaster Common Stock:

	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price of Exercisable Shares
	(in thousands)		(in thousands)
Outstanding at December 31, 1998	3,898	$7.28
Granted	5,550	31.97
Exercised	(955)	4.44
Canceled	(1,008)	15.03

Outstanding at December 31, 1999	7,485	24.55	1,766	$11.98
Options assumed in TicketWeb acquisition	131	11.14
Granted	4,925	23.81
Exercised	(840)	5.96
Canceled	(1,991)	25.60

Outstanding at December 31, 2000	9,710	25.39	3,145	23.10
Granted	4,920	11.45
Exercised	(715)	5.89
Canceled	(2,332)	22.68

Outstanding at December 31, 2001	11,583	$21.26	4,651	$26.18

        Additional information with respect to outstanding options as of December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price
	(in thousands)		(in years)	(in thousands)
$ 0.01 to $16.87	5,686	$11.66	9.0	1,287	$12.43
17.00 to 22.75	1,597	21.45	7.9	897	21.72
25.06 to 38.12	2,084	27.70	8.0	1,149	28.74
38.43 to 42.81	2,216	39.16	8.0	1,318	39.04

$ 0.01 to $42.81	11,583	$21.26	8.4	4,651	$26.18

        USA has not issued options to any of the Company's employees with an exercise price below fair market value. Accordingly, in accordance with APB No. 25, no compensation has been charged to the Company by USA.

        Pro forma information regarding net loss and earnings per share is required by SFAS No. 123 and has been computed as if compensation cost had been measured using the fair value based accounting method. The pro forma information was estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions:

	2001	2000	1999
Expected life (years)	2 years	1 year	1 year
Risk-free interest rate	3.25%	5.75%	5.64%
Dividend yield	—	—	—
Annualized volatility	81%	94%	65%

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except per share data):

	Year Ended December 31,
	2001	2000	1999
Pro forma net loss	$(198,905)	$(290,804)	$(126,906)
Pro forma basic and diluted net loss per share	$(1.41)	$(2.09)	$(0.99)

        These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

        Additional awards in future years are anticipated. The weighted-average grant-date fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $5.14, $14.96 and $11.11, respectively, for options granted with an exercise price equal to the market price of the underlying Common Stock on the grant date.

        During 2001, the Company accelerated the vesting terms of one of its equity awards which resulted in compensation expense of approximately $1.1 million.

NOTE 13—DEFINED CONTRIBUTION PLANS

        The Company has a 401(k) plan covering a portion of all eligible employees, which contains discretionary employer-matching feature of 50% (25% in 1999) up to a maximum of 6% of the employee's compensation. The Company's contributions, which were recognized as expense during the years ended December 31, 2001, 2000 and 1999, were $0.8 million, $0.9 million and $0.5 million, respectively. Effective December 31, 1999, the Company merged its 401(k) plan into the USA Networks, Inc. Retirement Savings Plan—Commerce (the "New Plan") and all assets of the Company's 401(k) plan were transferred to the New Plan.

        In July 1997, Citysearch established a defined contribution plan for certain qualified employees as defined in the plan which also provides for discretionary contributions by the Company as outlined in the plan. Participants may contribute from 1% to 20% of pretax compensation subject to certain liabilities. The Company contributed approximately $76,000 to the plan for the year ended December 31, 2001. No Company contributions were made during 2000 and 1999.

NOTE 14—STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31, 2001:

        On January 31, 2001, TMCS acquired the equity and businesses of Ticketmaster Group from USA in exchange for 52,000,000 new shares of TMCS' Class B Common Stock. In connection with the Combination, amounts totaling $172.5 million that were due to USA from Ticketmaster Group were contributed to the Company by USA.

        On February 1, 2001, in connection with the Combination, USA Networks acquired TMC Realty from the Company in exchange for the assumption of all of the liabilities of TMC Realty and promotional services equal in value to the amount by which $28.8 million exceeded the liabilities assumed by USA Networks. The Company recorded a receivable for promotional services of approximately $8.0 million and recognized additional paid-in capital of $5.3 million, net of tax effect. Further, in connection with the TMC Realty transaction, the Company agreed that an outstanding receivable from USA in the amount of $8.0 million would be settled by USA providng such amount in promotional services, resulting in a total receivable for promotional services of $16.0 million.

        In connection with a strategic alliance entered into during 2001, the Company recorded deferred marketing expense and a related liability for promotional services of $19.9 million. Deferred marketing expense is amortized as sales and marketing expense on a straight-line basis over the contract term and the related liability is reduced as the obligation is satisfied. During 2001, the Company amortized $6.1 million of deferred marketing expense and $9.7 million of the promotional obligation was satisfied by USA.

        During the year ended December 31, 2001, the Company received a total of $21.3 million from USA in the form of advertising on its wholly-owned television properties for which no consideration was paid. Of the $21.3 million, $9.7 million was used to satisfy an obligation of the Company to a third party and $11.6 million was recorded by the Company as sales and marketing expense. The advertising was reflected as a reduction of the $8.0 million receivable of promotional services due from the sale of TMC Realty and as an equity contribution of $5.3 million.

        In the third quarter of 2001, the Company discontinued the consolidation of its investment in its Australian Joint Ventures and began to account for the investment using the equity method of accounting.

        For the year ended December 31, 2001, the Company recorded compensation expense related to options to purchase restricted shares of Class B Common Stock in the amount of $1.4 million. During 2001, the Company also accelerated the vesting terms of one of its equity awards which resulted in compensation expense of approximately $1.1 million.

        In 2001, the Company realized pre-tax losses of approximately $57,000 on equity losses in unconsolidated subsidiaries. In 2001, the Company realized pre-tax losses of $10.8 million related to the write-off of equity investments to fair value.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31, 2000:

        In June 2000, the Company's Electronic Commerce Service operations with net assets of $0.2 million were transferred to USA Networks in a non-cash transaction.

        On January 31, 2000, the Company completed the acquisition of TM VISTA by issuing 757,959 shares of Class B Common Stock for a total value of approximately $20.4 million.

        On May 26, 2000, the Company completed the acquisition of TicketWeb by issuing 1,841,204 shares of Class B Common Stock for a total value of approximately $35.4 million.

        In 2000, the Company realized pre-tax losses of approximately $2.2 million on equity losses in unconsolidated subsidiaries. In 2000, the Company realized pre-tax losses of $10.2 million related to the write-off of equity investments to fair value.

        During the quarter ended December 31, 2000, the Company recorded additional amortization expense of $18.7 million related to its investment in CityAuction because it had suffered a decline in value that was considered other than temporary.

        During 2000 in connection with the Web Media acquisition, the Company issued 626,173 shares of Class B Common Stock with a total value of approximately $8.1 million as contingent purchase price.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31, 1999:

        On March 29, 1999, the Company completed the acquisition of CityAuction and issued an aggregate of 793,726 shares of its Class B Common Stock for a total value of approximately $20.4 million.

        On June 14, 1999, the Company completed the acquisition of Match.com and issued 1,924,777 shares of Class B Common Stock for a total value of approximately $43.5 million.

        On September 13, 1999, the Company purchased all the outstanding limited liability company units of Web Media by issuing 1,204,215 shares of Class B Common Stock for a total value of approximately $30.0 million. During 1999, an additional 61,962 shares of Class B Common Stock with a total value of approximately $2.2 million were issued as contingent purchase price.

        On September 17, 1999, the Company acquired certain assets associated with the entertainment city guide portion of Sidewalk from Microsoft and entered into certain distribution and cross-promotional arrangements by issuing to Microsoft 7.0 million shares of its Class B Common Stock and two warrants to purchase an aggregate of 4.5 million shares of its Class B Common Stock for a total value of approximately $338.8 million (See Note 5).

        In December 1999, the Company issued 243,620 shares of Class B Common Stock with a total value of approximately $10 million as part of its acquisition of Active.

        In 1999, the Company realized pre-tax income of approximately $1.2 million on equity income in unconsolidated subsidiaries.

NOTE 15—COMMITMENTS AND CONTINGENCIES

        The Company leases office space and equipment under various operating leases that expire at various dates through 2014. Renewal options exist for a substantial portion of the leases, and certain leases provide for free rent and escalations. Additional rental payments may be required for the Company's pro rata share of certain operating expenses associated with office space leases. Future minimum lease payments for operating leases are as follows as of December 31, 2001 (in thousands):

Year ended December 31:
2002	$12,393
2003	10,118
2004	8,365
2005	6,343
2006	4,032
Thereafter	7,575

$48,826

        Rental expense charged to operations for operating leases was approximately $15.1 million, $14.4 million and $13.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 16—RELATED PARTY TRANSACTIONS

        In June 2000, the Company's Electronic Commerce Service operations with net assets of $0.2 million were transferred to USA Networks. The transfer was accounted for as an exchange of assets between entities under common control. No gain or loss was recognized upon transfer.

        During the year ended December 31, 2001, the Company received a total of $21.3 million from USA in the form of advertising on its wholly-owned television properties, Sci-Fi Channel and USA Network, for which no consideration was paid. Of the $21.3 million, $9.7 million was provided to satisfy an obligation of the Company to a third party business partner and $11.6 million was provided to the Company and recorded as sales and marketing expense. The advertising provided by USA was reflected as a reduction of the $16.0 million receivable of promotional services due from the sale of TMC Realty and as an equity contribution of $5.3 million. During the years ended December 31, 2000 and 1999, the Company received additional equity investments of $7.3 million and $0.2 million, respectively, from

USA in the form of advertising on its wholly-owned television properties, Sci-Fi Channel and USA Network, for which no consideration was paid.

        The Company has $0.1 million in outstanding letters of credit which are guaranteed by USA Networks.

        For the years ended December 31, 2001 and 2000, revenues from a strategic partner and stockholder amounted to $16.0 million and $6.7 million, respectively. For the years ended December 31, 2001 and 2000, revenue from affiliated companies amounted to $725,000 and $10,000, respectively.

NOTE 17—LITIGATION

        The Company from time to time is party to various legal proceedings arising in the ordinary course of business. The Company is the plaintiff in various legal proceedings seeking injunctive relief and/or damages from third parties for breach of contract and unauthorized use of the Company's intellectual property. Management does not believe that any of the above matters will have a material adverse impact on its operating results, financial position or cash flows, but management can give no assurance that it will not incur material damages or costs in connection with such litigation.

        The Company is a defendant to a counter-claim brought by Tickets.com, Inc. in a lawsuit filed by the Company against Tickets.com. Tickets.com asserted claims for relief against the Company for violation of antitrust laws and laws governing restraint of trade and unfair competition and business practices, interference with contract and declaratory relief. Tickets.com seeks monetary damages which, if awarded, would have a material adverse effect on the Company. The Company is vigorously defending against the claims brought by Tickets.com. However, the Company can give no assurances that it will not incur material damages or costs in connection with the litigation.

NOTE 18—INDUSTRY SEGMENTS

        The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company's chief operating decision maker reviews financial information to manage the business consistent with the manner presented in the consolidated financial statements. The Company operates principally within the United States. For the years ended December 31, 2001, 2000 and 1999, the Company operated principally in three industry segments: ticketing operations, personals and city guide. Industry segment information related to other represents the Company's TMC Realty and Electronic Commerce Service operations which were sold in February 2001 and transferred in June 2000 to USA Networks, respectively. Industry segment information is presented below for the years ended December 31, 2001, 2000 and 1999. Industry segment information related to Adjusted EBITDA represents the Company's earnings before interest, taxes, depreciation, amortization, minority interest, merger and other non-recurring charges, advertising provided by USA Networks (for which no cash was paid by the Company), non-cash compensation, equity in net income (loss) of unconsolidated affiliates, investment losses, net, and other income and expenses.

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Revenues
Ticketing operations	$579,679	$518,565	$442,743
Personals	49,249	29,122	8,972
City guide	46,107	50,889	27,357
Other	149	8,144	19,458

	$675,184	$606,720	$498,530

Adjusted EBITDA
Ticketing operations	$106,248	$100,025	$95,913
Personals	16,512	6,206	(428)
City guide	(32,786)	(53,499)	(51,725)
Corporate and other	(10,655)	(14,477)	(2,841)

	$79,319	$38,255	$40,919

Assets
Ticketing operations	$1,102,529	$1,092,263	$1,018,659
Personals	82,840	73,293	77,316
City guide	206,931	364,055	572,932
Corporate and other	2,055	16,723	2,676

	$1,394,355	$1,546,334	$1,671,583

Depreciation and amortization
Ticketing operations	$80,897	$72,213	$61,188
Personals	19,516	18,725	7,051
City guide	105,608	129,282	58,519
Corporate and other	1,178	3,669	1,163

	$207,199	$223,889	$127,921

Capital expenditures
Ticketing operations	$24,914	$20,251	$24,190
Personals	3,106	2,485	1,475
City guide	3,254	7,005	9,876
Corporate and other	1,476	5,075	1,570

	$32,750	$34,816	$37,111

        Reconciliation of consolidated loss from operations to Adjusted EBITDA:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Loss from operations	$(149,091)	$(198,363)	$(91,445)
Depreciation and amortization	207,199	223,889	127,921
Advertising provided by USA	17,715	7,252	207
Non-cash compensation	2,520	1,374	—
Merger and other non-recurring charges	976	4,103	4,236

Segment Adjusted EBITDA	$79,319	$38,255	$40,919

        The Company maintains operations in the United States, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories for the years ended December 31, 2001, 2000 and 1999 is presented below (in thousands).

	Year Ended December 31,
	2001	2000	1999
Revenue
United States	$592,484	$534,075	$434,958
All other countries	82,700	72,645	63,572

	$675,184	$606,720	$498,530

	December 31,
	2001	2000	1999
Long-lived assets
United States	$1,141,624	$1,288,426	$1,392,145
All other countries	26,234	38,209	37,461

	$1,167,858	$1,326,635	$1,429,606

        During the years ended December 31, 2001, 2000 and 1999, revenues related to a major client represented a significant portion of ticketing operations revenues and amounted to approximately $99.3 million, $81.6 million and $52.2 million, respectively.

NOTE 19—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
	(In thousands, except per share data)
Year Ended December 31, 2001
Total revenue	$159,593	$157,453	$186,953	$171,185
Loss from operations	(39,838)	(41,973)	(30,495)	(36,785)
Net loss	(45,953)	(49,407)	(29,481)	(39,633)
Basic and diluted net loss per share	(0.32)	(0.35)	(0.21)	(0.28)
Year Ended December 31, 2000
Total revenue	$144,396	$147,082	$166,048	$149,194
Loss from operations	(69,871)	(50,738)	(37,822)	(39,932)
Net loss	(84,860)	(51,244)	(45,789)	(48,130)
Basic and diluted net loss per share	(0.60)	(0.36)	(0.33)	(0.35)

        Quarterly data may not sum to the full year data reported in the Company's consolidated financial statements due to rounding.

NOTE 20—SUBSEQUENT EVENT (UNAUDITED)

        On March 27, 2002, the Company announced that it has entered into an agreement to acquire Soulmates Technology for approximately $23 million to be paid primarily in stock, Soulmates Technology is a global online personals group providing dating and matchmaking services in nearly 30 countries worldwide.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (b)	Deductions (a)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2001	$3,085,000	$4,067,000	—	$4,112,000	$3,040,000
Year ended December 31, 2000	2,764,000	4,227,000	$13,000	3,919,000	3,085,000
Year ended December 31, 1999	188,000	3,806,000	—	1,230,000	2,764,000

(a)
Represents amounts written off against the allowance for doubtful accounts, net of recoveries and reversals.

(b)
In the year ended December 31, 2000 this relates to the amount from the acquisition of TicketWeb, Inc.

S-1

QuickLinks

TICKETMASTER INDEX TO ANNUAL REPORT ON FORM 10-K For The Fiscal Year Ended December 31, 2001
PART I
ITEM I. BUSINESS
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
REPORT OF INDEPENDENT AUDITORS
TICKETMASTER CONSOLIDATED BALANCE SHEETS (in thousands, except share information)
TICKETMASTER CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share information)
TICKETMASTER CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
TICKETMASTER NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS