Form 10-Q
period 2002-03-31
TICKETMASTER
filed 2002-05-15
CIK 1006637

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-25041

TICKETMASTER
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-4546874 (I.R.S. Employer Identification Number)

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

          Yes ☒                No ☐

        As of March 31, 2002 there were 100,145,417 shares of the Registrant's Class B Common Stock outstanding and 42,781,241 shares of the Registrant's Class A Common Stock outstanding (in each case excluding shares of such class which are held by one of the Registrant's wholly-owned subsidiaries). Only the Company's Class B Common Stock is publicly traded.

TICKETMASTER

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

TICKETMASTER

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$194,130	$142,891
Marketable securities	2,667	5,883
Accounts receivable, ticket sales	37,234	29,696
Accounts receivable, trade	23,134	23,695
Contract advances	19,139	12,061
Due from USA and affiliates	304	—
Prepaid expenses and other current assets	14,057	12,144

Total current assets	290,665	226,370
Property, equipment and leasehold improvements, net	71,836	75,604
Goodwill	769,092	827,518
Other intangibles, net	135,973	205,411
Other assets	54,027	59,325
Deferred income taxes, net	583	127

Total assets	$1,322,176	$1,394,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$584	$790
Accounts payable, trade	11,476	16,151
Accounts payable, clients	129,785	102,011
Accrued expenses	68,343	65,358
Due to USA and affiliates	—	2,714
Deferred revenue	22,442	20,909

Total current liabilities	232,630	207,933
Long-term debt, net of current portion	729	752
Other long-term liabilities	13,485	17,149
Minority interest	932	755
Stockholders' equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000,000 at March 31, 2002 Issued and outstanding—none	—	—
Convertible Class A Common Stock, $0.01 par value:
Authorized shares—100,000,000 at March 31, 2002 Issued and outstanding—42,781,241 and 43,651,566 at March 31, 2002 and December 31, 2001, respectively	428	437
Class B Common Stock—$0.01 par value:
Authorized shares—250,000,000 at March 31, 2002 Issued and outstanding—100,145,417 and 98,074,251 at March 31, 2002 and December 31, 2001, respectively	1,001	981
Class C Common Stock—$0.01 par value:
Authorized shares—2,883,506 at March 31, 2002 Issued and outstanding—none	—	—
Additional paid-in capital	1,732,891	1,706,686
Accumulated deficit	(656,109)	(536,396)
Accumulated other comprehensive loss	(3,811)	(3,942)

Total stockholders' equity	1,074,400	1,167,766

Total liabilities and stockholders' equity	$1,322,176	$1,394,355

See accompanying notes to condensed consolidated financial statements.

TICKETMASTER

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Three Months Ended March 31,
	2002	2001
	(unaudited)
Revenues:
Ticketing operations	$153,379	$150,108
Personals	25,265	8,544
City guide	7,275	12,384
Other	—	149

Total revenues	185,919	171,185

Operating costs and other expenses:
Ticketing operations	95,691	94,099
Personals operations	9,230	2,679
City guide operations	7,178	10,864
Other	—	142
Sales and marketing	21,036	21,840
General and administrative	30,590	27,239
Depreciation and amortization	24,833	51,107

Total operating costs and other expenses	188,558	207,970

Loss from operations	(2,639)	(36,785)

Other (income) expenses:
Interest income	(243)	(575)
Interest expense	121	1,649
Equity in net income of unconsolidated affiliates	(160)	(515)

Total other (income) expenses	(282)	559

Loss before income taxes, minority interest and cumulative effect of accounting change	(2,357)	(37,344)
Minority interest in income (loss)	177	(553)
Income tax provision	2,387	2,842

Loss before cumulative effect of accounting change	(4,921)	(39,633)
Cumulative effect of accounting change	(114,792)	—

Net loss	$(119,713)	$(39,633)

Loss per share:
Loss before cumulative effect of accounting change	$(0.03)	$(0.28)
Cumulative effect of accounting change	(0.81)	—

Basic and diluted net loss per share	$(0.84)	$(0.28)

Shares used in loss per share computations	142,300	141,067

See accompanying notes to condensed consolidated financial statements.

TICKETMASTER

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2002	2001
	(unaudited)
Operating activities:
Net loss	$(119,713)	$(39,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,833	51,107
Cumulative effect of accounting change	114,792	—
Income (loss) attributable to minority interests	177	(553)
Equity in net income of unconsolidated affiliates	(160)	(515)
Benefit for deferred income taxes	—	(669)
Advertising provided by USA	3,463	4,087
Non-cash compensation	4,045	343
Changes in operating assets and liabilities:
Accounts receivable, ticket sales	(7,562)	(26,513)
Accounts receivable, trade	2,563	3,269
Due (from) to USA and affiliates	(3,018)	2,867
Prepaid expenses and other current assets	(8,231)	(7,512)
Accounts payable, trade	(4,685)	652
Accounts payable, clients	27,863	33,048
Accrued expenses	3,019	2,066
Deferred revenue	1,333	2,522

Net cash provided by operating activities	38,719	24,566

Investing activities:
Capital expenditures	(6,337)	(6,149)
Acquisitions, net of cash acquired	—	(32,364)
Proceeds from sale of marketable securities	5,198	5,936
Purchase of marketable securities	(1,982)	—
Other	(850)	(598)

Net cash used in investing activities	(3,971)	(33,175)

Financing activities:
Advances from USA	—	14,505
Proceeds from borrowings	—	751
Debt payments	(229)	(545)
Dividends paid to minority shareholders of consolidated subsidiaries	(535)	(1,000)
Net proceeds from exercise of stock options	17,125	556

Net cash provided by financing activities	16,361	14,267

Effect of exchange rate on cash and cash equivalents	130	(1,341)

Net increase in cash and cash equivalents	51,239	4,317
Cash and cash equivalents at beginning of period	142,891	120,809

Cash and cash equivalents at end of period	$194,130	$125,126

See accompanying notes to condensed consolidated financial statements.

Ticketmaster

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1—The Company and Summary of Significant Accounting Policies

Description of Business

        Ticketmaster (the "Company") provides automated ticketing services to its client venues, promoters and sport franchises, which provide patrons with the alternatives of purchasing tickets through operator-staffed call centers, the Internet and independent sales outlets. Ticketmaster also operates an online personals service providing singles with a way to meet others online and other Internet-related businesses. Through its City guide segment, the Company produces and delivers comprehensive local city guides on the Internet, providing up-to-date information regarding arts and entertainment events, community events and activities, recreation, shopping, business and professional services and news/sports/weather to consumers in metropolitan areas.

Basis of Presentation

        The consolidated financial statements include the accounts of Ticketmaster, its wholly-owned subsidiaries and majority-owned companies and joint ventures in which the Company exercises significant influence over operating and financial policies.

        The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The balance sheet at December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

        Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

        For accounting purposes, the number of shares outstanding does not include 42,480,143 shares of Class A Common Stock and 50,260,401 shares of Class B Common Stock held by one of the Company's wholly-owned subsidiaries as they are treated similarly to shares held in treasury.

Basic and Diluted Net Loss per Share

        Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding plus the dilutive effects of stock options and warrants. Basic and diluted net loss per share are the same for the three months ended March 31, 2002 and 2001 because the effects of outstanding stock options and warrants are antidilutive.

Note 2—Adoption of SFAS No. 142

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized. The carrying amount of goodwill is assessed for recoverability at least annually with the first test date on the date of adoption. Interim tests are performed if indicators of impairment exist. Such indicators include, among other things, unanticipated competition, an adverse action or assessment by a regulator, or an adverse change in legal factors or in the business climate. An impairment exists when the carrying amount of goodwill or other intangibles exceeds its implied fair value. The Company determines fair value using the market value method or the present value method of measurement of future cash flows. Under the market value method, the Company uses the average of quoted market prices over a specified time period as its best estimate of fair value. The present value method includes the estimation of a cash flow stream, applying a discount rate. The Company's best estimate of future cash flows is determined using its internal budgets as the basis. The discount rate used is commensurate with the risks involved, including the nature of the business, the time value of money, expectations about the amount or timing of future cash flows, and factors affecting liquidity. Upon the adoption of FAS 142, the Company recorded a goodwill impairment loss related to the City guide segment of approximately $59.0 million and an impairment of the Sidewalk intangible of approximately $55.8 million for a total impairment of approximately $114.8 million. The impairment is presented as a cumulative effect of accounting change in the statements of operations.

        Other intangibles, net consist of the Sidewalk intangible, purchased service agreements and unamortized intangible assets, primarily trademarks and Internet domain names, and are as follows (in thousands):

	March 31, 2002	December 31, 2001
Amortized intangible assets:
Sidewalk intangible	$278,001	$333,798
Accumulated amortization	(164,215)	(152,643)

Sidewalk intangible, net	113,786	181,155

Purchased service agreements	59,132	59,051
Accumulated amortization	(37,251)	(34,964)

Purchased service agreements, net	21,881	24,087

Total amortized intangible assets	135,667	205,242
Unamortized intangible assets	306	169

Other intangibles, net	$135,973	$205,411

        Amortization expense for the three months ended March 31, 2002 and 2001 was approximately $13.8 million and $19.2 million, respectively. Amortization expense based on March 31, 2002 balances for the next five years is estimated to be as follows (in thousands):

Nine months ended December 31, 2002	$41,356
Year ended December 31, 2003	52,208
Year ended December 31, 2004	38,281
Year ended December 31, 2005	2,992
Year ended December 31, 2006	391
Year ended December 31, 2007 and thereafter	439

$135,667

        Reported net loss and basic and diluted net loss per share adjusted to exclude amortization expense related to goodwill and other intangible assets that are no longer being amortized follows (in thousands, except per share information):

	Three Months Ended March 31,
	2002	2001
Reported loss before cumulative effect of accounting change	$(4,921)	$(39,633)
Cumulative effect of accounting change	(114,792)	—

Reported net loss	(119,713)	(39,633)
Add back: goodwill amortization	—	24,387

Adjusted net loss	$(119,713)	$(15,246)

Loss per share:
Reported loss before cumulative effect of accounting change	$(0.03)	$(0.28)
Cumulative effect of accounting change	(0.81)	—

Reported basic and diluted net loss per share	(0.84)	(0.28)
Add back: goodwill amortization	—	0.17

Adjusted basic and diluted net loss per share	$(0.84)	$(0.11)

Note 3—Related Party Transactions

        During the three months ended March 31, 2002, the Company amortized $1.8 million of deferred marketing expense related to a strategic alliance which was entered into during 2001 and $3.3 million of a related liability for promotional services was satisfied by USA Interactive ("USA", formerly USA Networks, Inc.). During the three months ended March 31, 2001, the Company amortized $0.8 million of deferred marketing expense related to the strategic alliance and $0.3 million of the related liability was satisfied by USA Interactive.

        During the three months ended March 31, 2002, the Company received a total of $5.0 million from USA in the form of advertising on its formerly wholly-owned properties, Sci-Fi Channel and USA

Network, which it contributed to a newly formed joint venture on May 7, 2002, for which no consideration was paid. Of the $5.0 million, $3.3 million was provided to satisfy an obligation of the Company to a third party business partner and $1.7 million was provided to the Company and recorded as sales and marketing expenses. The advertising provided by USA was reflected as an equity contribution of $5.0 million. During the three months ended March 31, 2001, the Company received a total of $3.6 million from USA in the form of advertising of which $0.3 million was provided to satisfy an obligation of the Company to a third party business partner and $3.3 million was provided to the Company and recorded as sales and marketing expenses. The advertising provided by USA was reflected as a reduction of the promotional receivable due from USA which arose from the sale of TMC Realty, L.L.C. to USA.

Note 4—Subsequent Event

        On April 12, 2002, the Company acquired all of the equity interests of Soulmates Technology Pty Ltd ("Soulmates"), a global online personals company that provides dating and matchmaking services in nearly 30 countries worldwide. Soulmates delivers a private-label solution for portals seeking a customized personals interface that takes on the look and feel of their site, and with the capability to deliver online personals in more than 18 languages, the acquisition of Soulmates gives the Company's personals business worldwide presence. In connection with the acquisition, the Company issued 817,790 shares of Class B Common Stock valued at approximately $23.6 million, based on an average of the opening and closing price of our Class B Common Stock for the period just before and just after the terms of the acquisition were agreed to by the parties and announced to the public, and paid approximately $0.4 million in cash. A preliminary allocation of the total purchase price has not been finalized yet. Pro forma results of operations are not material to the consolidated financial statements.

Note 5—Industry Segments

        The Company operates principally within the United States. For the three months ended March 31, 2002, the Company operated principally in three industry segments: ticketing operations, personals and city guide. Industry segment information is presented below for the three months ended March 31, 2002 and 2001. Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as income (loss) from operations plus (1) depreciation and amortization, (2) advertising provided by USA Interactive (for which no consideration was paid by the Company) and (3) non-cash compensation.

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Revenues
Ticketing operations	$153,379	$150,108
Personals	25,265	8,544
City guide	7,275	12,384
Other	—	149

	$185,919	$171,185

Adjusted EBITDA
Ticketing operations	$33,685	$30,233
Personals	6,872	264
City guide	(7,990)	(9,000)
Corporate and other	(2,865)	(2,744)

	$29,702	$18,753

        Reconciliation of consolidated loss from operations to Adjusted EBITDA:

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Loss from operations	$(2,639)	$(36,785)
Depreciation and amortization	24,833	51,107
Advertising provided by USA	3,463	4,087
Non-cash compensation	4,045	344

Adjusted EBITDA	$29,702	$18,753

        The changes in the carrying amount of goodwill for the three months ended March 31, 2002, are as follows (in thousands):

	Ticketing Operations Segment	Personals Segment	City Guide Segment	Total
Balance at January 1, 2002	$722,786	$45,738	$58,994	$827,518
Foreign currency translation adjustment and other	568	—	—	568
Goodwill impairment upon adoption of FAS 142	—	—	(58,994)	(58,994)

Balance at March 31, 2002	$723,354	$45,738	$—	$769,092

Note 6—Comprehensive Loss

      Components of comprehensive loss include foreign currency translation adjustments and unrealized gains and losses on marketable securities. Total comprehensive loss was approximately $119.6 million and $42.0 million for the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002, accumulated other comprehensive loss was comprised of $3.8 million in foreign currency translation losses and $13,000 of unrealized losses on marketable securities.

Note 7—Litigation

        The Company from time to time is party to various legal proceedings arising in the ordinary course of business. The Company is the plaintiff in various legal proceedings seeking injunctive relief and/or damages from third parties for breach of contract and unauthorized use of the Company's intellectual property. Management does not believe that any of the above matters will have a material adverse impact on its operating results, financial position or cash flows, but management can give no assurances that it will not incur material damages or costs in connection with such litigation.

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

  •
  control of the Company by USA Interactive (formerly USA Networks, Inc.);

  •
  the potential for conflicts of interest between the Company and USA Interactive;

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

        The forward-looking statements are based on the Company's expectations as of the date of this document and the Company undertakes no obligation to update these statements. The forward-looking statements herein do not include the potential impact of any mergers, acquisitions or other business combinations that may be completed after March 31, 2002.

Overview

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

Recent Development

        On April 12, 2002, the Company acquired all of the equity interests of Soulmates Technology Pty Ltd ("Soulmates"), a global online personals company that provides dating and matchmaking services in nearly 30 countries worldwide. Soulmates delivers a private-label solution for portals seeking a customized personals interface that takes on the look and feel of their site, and with the capability to deliver online personals in more than 18 languages, the acquisition of Soulmates gives the Company's personals business worldwide presence. In connection with the acquisition, the Company issued 817,790 shares of Class B Common Stock valued at approximately $23.6 million, based on an average of the opening and closing price of our Class B Common Stock for the period just before and just after the terms of the acquisition were agreed to by the parties and announced to the public, and paid approximately $0.4 million in cash. A preliminary allocation of the total purchase has not been finalized yet. Pro forma results of operations are not material to the consolidated financial statements.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, long-term investments, goodwill and other intangible assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Impairment of Long-Term Investments, Goodwill and Other Intangible Assets

        Our long-lived assets include long-term investments, goodwill and other intangible assets. At March 31, 2002, we had $16 million of long-term investments and $905 million of goodwill and other intangible assets, accounting for approximately 70% of our total assets. Our long-term investments are accounted for using the equity and cost methods of accounting for investments and none represent investments in publicly traded companies. The fair value of our long-term investments is dependent upon the performance of the companies in which we have invested, as well as volatility inherent in the external markets for these investments, such as currency fluctuations. In determining when and if an investment decline in value is other than temporary, we evaluate the market conditions, recent financings, trends of earnings and other key measures surrounding the investment in question. When a decline in value is deemed to be other than temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. For equity method investments that do not have a readily determinable market value, we compare the net carrying amount to estimated future cash flows and recent historical performance. For cost method investments that do not have a readily determinable market value, we compare the net carrying value to recent equity investments, recent historical performance, recent financing transactions with the investee and estimates of future profitability, if available. Although we believe our estimates reasonably reflect the fair value of our investments, our key assumptions regarding future results of operations and other factors may not reflect those of an active market, in which case the carrying values may have been materially different than the amounts reported. No impairment charge related to our long-term investments was recorded during the three months ended March 31, 2002.

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142 and are required to analyze our goodwill and other intangible assets for impairment indicators on an annual basis. In assessing the recoverability of our goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Our future cash flows are based on current volume and pricing levels with an anticipated growth rate. If our estimated future cash flow or their related assumptions were to change, we would be required to record impairment charges for these assets in which the carrying value is not supported by the future cash flows. Application of the new measurement criterion at the effective date indicated an impairment of the City guide segment and we recorded a total impairment charge of $114.8 million as a cumulative effect of accounting change during the three months ended March 31, 2002. Although Citysearch is expected to generate positive cash flows in the future, due to cash flow discounting techniques required by the new rules, the discounted future cash flows did not support its carrying value.

Income Taxes

        The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. Components of our deferred tax assets, of which 99.5% has a valuation allowance, are principally related to domestic loss carryforwards and intangible assets. We would release our valuation allowance when it is more likely than not that we would be able to utilize our deferred tax assets. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly. At March 31, 2002, we had recorded a valuation allowance of $104.1 million.

Related Party Transactions

        USA Interactive has provided advertising to us on its formerly wholly-owned television properties, Sci-Fi Channel and USA Network, which it contributed to a newly formed joint venture on May 7, 2002, for no additional shares of common stock or other consideration. During the three months ended March 31, 2002, we received a total of $5.0 million from USA of which $3.3 million was provided to satisfy our obligation to a third party business partner and $1.7 million was provided to us. USA Interactive is committed to provide an additional $8.4 million to satisfy the remaining third party obligation for no additional shares or consideration and notwithstanding the contribution of those television properties. However, there is no guarantee that USA Interactive will provide any other future advertising for no additional shares of common stock or other consideration.

Revenues

        Revenues are derived primarily from three sources: ticketing, online personals subscriptions, and city guide sponsorships and advertising. Ticketing operations revenues primarily consist of convenience, order processing and delivery charges generated through ticket sales. The sale of tickets for an event often commences several months prior to the date of the event. The Company recognizes ticketing operations revenue when the ticket is sold. Fluctuations in ticket operations revenues occur largely as a result of changes in the number of tickets sold and change in the average revenue per ticket. The number of tickets sold can vary as a result of (i) additions or deletions to the list of client facilities serviced by us; (ii) fluctuations in the scheduling of events, particularly for popular performers; (iii) overall consumer demand for live entertainment events; and (iv) the percentage of tickets for events which are sold directly by clients and not through our distribution system. The average revenue per ticket will vary as a result of the amount of convenience, order processing, delivery charges and other revenue earned on each ticket. The amount of the convenience, order processing, delivery charges and other revenue typically varies based upon numerous factors, including the type of event, whether the ticket is purchased at a retail sales outlet, through call centers or via the Internet, as well as the services to be rendered to the client. Ticketing operations revenues also includes revenue from advertising and sponsorship agreements, computerized ticketing and concession systems sales and services, transaction fees related to reservations, and software licensed under noncancellable license agreements including maintenance, training, installation, consulting and support services.

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

Operations Costs

        Ticketmaster records ticketing operations costs specifically associated with the distribution of tickets sold through its system. The largest components of these costs are the clients' share of convenience and order processing charges, salaries and benefits related to ticketing operations, commissions paid on tickets distributed through outlets away from the box office and credit card processing fees, telecommunication charges along with data communication costs, and other less material expenses including ticket stock and postage. Personals operations costs are associated with fees paid to distribution partners of the Company's online matchmaking services, the production and maintenance of the matchmaking Web sites and network infrastructure maintenance costs. City guide operations costs are associated with the design, development, testing, layout, photography, customer service and editorial resources used in production and maintenance of business Web sites and editorial content, network infrastructure maintenance and the costs of consulting services.

Adjusted EBITDA

        Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as income (loss) from operations plus (1) depreciation and amortization, (2) advertising provided by USA Interactive (for which no consideration was paid by the Company) and (3) non-cash compensation. Adjusted EBITDA is presented herein as a management tool and as a valuation methodology for companies in the media, entertainment and communications industries. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

        The following is a reconciliation of Loss from Operations to Adjusted EBITDA for the three months ended March 31, 2002 and 2001 (in thousands).

	Three Months Ended March 31,
	2002	2001
Loss from operations	$(2,639)	$(36,785)
Depreciation and amortization	24,833	51,107
Advertising provided by USA	3,463	4,087
Non-cash compensation	4,045	344

Adjusted EBITDA	$29,702	$18,753

Results of Operations

        Revenues.    Revenues increased by $14.7 million, or 9%, to $185.9 million in the three months ended March 31, 2002 from $171.2 million in the three months ended March 31, 2001. The increase is primarily attributable to the increase of $16.7 million from personals and the increase of $3.3 million from ticketing operations, offset by the decrease of $5.1 million from city guide.

        Operating Costs and Other Expenses.    For the three months ended March 31, 2002, operating costs and other expenses decreased by $19.4 million, or 9%, to $188.6 million from $208.0 million in the 2001 quarterly period. The decrease is primarily due to the $26.3 million decrease in depreciation and amortization and the $3.7 million decrease in city guide operations costs reflecting Citysearch's initiatives to reduce operating costs, offset by the $6.6 million increase in personals operations costs to support the 196% increase in personals revenues, the $3.4 million increase in general and administrative expenses and the $1.6 million increase in ticketing operations costs to support the increase in ticketing operations revenues. The decrease in depreciation and amortization expense is primarily attributable to the adoption of new accounting rules resulting in the elimination of goodwill amortization and a decrease in other intangible asset amortization. The increase in personals operations costs is primarily due to the growth in the personals business and increased fees paid to distribution partners in connection with related revenue growth. The increase in general and administrative expenses is primarily attributable to a one-time non-cash compensation charge related to one of the Company's former key executives and an increase in legal fees, offset in part by a change in the method of accounting for the Company's investment in its Australian ticketing subsidiary from consolidation to the equity method of accounting during the third quarter of 2001.

        Interest Income.    Interest income decreased by $0.3 million, or 58%, to $0.2 million in the three months ended March 31, 2002 from $0.6 million in the three months ended March 31, 2001, primarily due to lower interest rates during the periods offset, in part, by higher cash balances invested.

        Interest Expense.    Interest expense decreased by $1.5 million, or 93%, to $0.1 million in the three months ended March 31, 2002 from $1.6 million in the three months ended March 31, 2001, primarily due to lower borrowing levels.

        Equity in Net Income of Unconsolidated Affiliates.    Equity in net income of unconsolidated affiliates of $0.2 million during the three months ended March 31, 2002 primarily represents $0.4 million in income from our minority investment in Ticketmaster-Mexico, offset by $0.2 million in loss from our investment in Ticketmaster-Australia due to the change in method of accounting during the third quarter of 2001. Equity in net income of unconsolidated affiliates for the three months ended March 31, 2001 of $0.5 million represents income from our minority investment in Ticketmaster-Mexico.

        Income Tax Provision.    The provision for income taxes was $2.4 million and $2.8 million for the three months ended March 31, 2002 and 2001, respectively. The provision primarily reflects foreign and state income tax expense. Our effective tax rate differs from the statutory federal income tax rate, primarily due to non-deductible intangible assets, foreign income taxes and operating losses not benefited. At March 31, 2002, the Company's balance sheet has a deferred tax asset of $73.9 million for a net operating loss which is fully offset by a valuation allowance. The Company will retain the valuation allowance until it is likely that the Company will be able to utilize the net operating loss. Each quarter, the Company will evaluate the need for the full valuation allowance. If the valuation allowance is released, a portion of the benefit will be reflected in the income tax provision and a portion will be reflected as an increase in additional paid-in capital.

        Cumulative Effect of Accounting Change.    The cumulative effect of accounting change of $114.8 million resulting from the adoption of SFAS No. 142 effective January 1, 2002 represents goodwill impairment related to the City guide segment of approximately $59.0 million and an impairment of the Sidewalk intangible of approximately $55.8 million.

Ticketing Operations

        Revenues from ticketing operations increased by $3.3 million, or 2%, to $153.4 million for the three months ended March 31, 2002 from $150.1 million for the three months ended March 31, 2001. The revenue increase is primarily due to an increase in the number of tickets sold, the acquisition of ReserveAmerica in February 2001, and, to a lesser extent, an increase in average revenue per ticket (from $5.96 to $5.97). The increase in the number of tickets sold from 23.6 million to 23.9 million was primarily the result of an overall increase in existing markets and the acquisition of Ticketmaster-

Norway in October 2001. These increases were partially offset by changing the method of accounting for our investment in Ticketmaster-Australia to the equity method in the third quarter of 2001 which resulted in not consolidating their ticketing results since then.

        Cost related to ticketing operations revenues (including related sales and marketing and general and administrative costs) remained constant at $119.9 million in the three months ended March 31, 2002 and 2001. As a percentage of ticketing operations revenues, these costs decreased from 80% in the three months ended March 31, 2001 to 78% in the three months ended March 31, 2002, primarily a result of greater fixed cost leverage and an increase in legal fees. These increases were offset by cost reductions associated with the change in the method of accounting for our investment in Ticketmaster-Australia to the equity method in the third quarter of 2001.

        Adjusted EBITDA for the three months ended March 31, 2002 increased by $3.5 million, or 11%, to $33.7 million from $30.2 million in the 2001 quarterly period.

Personals

        Personals revenues increased $16.8 million, or 196%, to $25.3 million for the three months ended March 31, 2002 from $8.5 million for the three months ended March 31, 2001. This increase is primarily attributable to a 170% increase in the average number of subscribers.

        Cost related to personals revenues (including related sales and marketing and general and administrative costs) increased by $12.8 million, or 155%, to $21.1 million in the three months ended March 31, 2002 from $8.3 million in the three months ended March 31, 2001. This increase is attributable to operations costs associated with the growth in the personals business, primarily fees paid to distribution partners of the Company's online matchmaking services and additional online and offline advertising expense including advertising provided by USA Interactive for which no consideration was paid by Ticketmaster.

        Adjusted EBITDA for the three months ended March 31, 2002 increased by $6.6 million to $6.9 million from $0.3 million in the 2001 quarterly period.

City Guide

        City guide revenues decreased $5.1 million, or 41%, to $7.3 million for the three months ended March 31, 2002 from $12.4 million for the three months ended March 31, 2001. This decrease is primarily due to the continued softness in the online advertising market.

        Cost related to city guide revenues (including related sales and marketing and general and administrative costs) decreased by $9.7 million, or 38%, to $15.8 million in the three months ended March 31, 2002 from $25.5 million in the three months ended March 31, 2001. This decrease is primarily attributable to reduced marketing expenses and savings in employee costs due to the reorganization of the city guide operations.

        Adjusted EBITDA loss for the three months ended March 31, 2002 improved by $1.0 million, or 11%, to $8.0 million from $9.0 million in the 2001 quarterly period.

Other

        Other revenues of $0.1 million in the three months ended March 31, 2001 represents income from TMC Realty, Inc. which was sold to USA Interactive in February 2001.

Liquidity and Capital Resources

        At March 31, 2002, Ticketmaster had cash and cash equivalents and marketable securities of $104.2 million for its own account, separate from funds held in accounts on behalf of venues, teams and promoters. Current operations are financed primarily from internally generated funds.

        Net cash provided by operating activities was $38.7 million for the three months ended March 31, 2002 compared to net cash provided by operating activities of $24.6 million for the three months ended March 31, 2001. The change primarily reflects an overall increase in Adjusted EBITDA and timing differences in net cash collections on behalf of clients, amounts due to/from USA and affiliates and trade payables.

        Net cash used in investing activities was $4.0 million for the three months ended March 31, 2002. This cash was used primarily for capital expenditures of $6.3 million and the purchase of marketable securities of $2.0 million offset by proceeds from the sale of marketable securities of $5.2 million. Net cash used in investing activities was $33.2 million for the three months ended March 31, 2001. This cash was used primarily for acquisitions requiring $32.4 million and capital expenditures of $6.1 million offset by proceeds from the sale of marketable securities of $5.9 million.

        Net cash provided by financing activities was $16.4 million for the three months ended March 31, 2002, primarily from the proceeds of stock option exercises totaling $17.1 million. Net cash provided by financing activities was $14.3 million for the three months ended March 31, 2001, consisting primarily of advances from USA Interactive of $14.5 million offset by dividends paid to minority shareholders of $1.0 million.

        As of March 31, 2002, the Company had no material commitments other than those under existing capital and operating lease agreements. The Company will continue to evaluate possible acquisitions of, or investments in, businesses, products and technologies that are complementary to its own, which may require the use of cash. Management believes that existing cash and cash equivalents, marketable securities, amounts available from other sources, including USA Interactive, and the positive cash flow from the ticketing and personals operations will be sufficient to meet the Company's working capital and capital expenditures requirements for at least the next twelve months. Thereafter, Ticketmaster may be required to raise additional funds. Management cannot make assurances that the Company will not choose to or be required to raise additional financing prior to such time. If additional funds are raised through the issuance of equity securities, Ticketmaster's stockholders may experience significant dilution. Furthermore, management cannot make assurances that additional financing will be available when needed or that, if available, such financing will include terms favorable to the Company or its stockholders. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition and results of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        Ticketmaster's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, state government agencies and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

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

        Foreign exchange gains and losses were not material to the Company's earnings for the three months ended March 31, 2002 and 2001.

Seasonality

        Ticketmaster's ticketing operations revenues are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by the client. The second quarter of the year generally experiences the most ticket on-sales for events.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Ticketmaster is from time to time party to various legal proceedings arising in the ordinary course of its business. In addition to the legal proceedings previously reported and the legal proceedings described below, the Company is also party to various legal proceedings in which it is the plaintiff and seeks injunctive relief and/or damages from third parties for breach of contract and unauthorized use of its intellectual property.

Class Action Litigation Related to Magazine Sales

        Michigan:    In the previously reported case of Glenn R. Matecun, and all others similarly situated v. Ticketmaster L.L.C. and Time, Inc., Case No. 01-3573 CP, the following matters have occurred since the Company's last disclosure in the Company's Annual Report on Form 10-K filed with the SEC on April 1, 2002: On or about May 9, 2002, plaintiff filed a Second Amended Complaint, purporting to add two additional individuals as named plaintiffs. Plaintiffs seek monetary damages, treble damages, exemplary damages, attorneys' fees and equitable relief. Discovery is ongoing. Ticketmaster believes the case is without merit and intends to vigorously defend against the lawsuit.

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

        Ticketmaster or its affiliates could become the subject of future governmental investigations or inquiries or be named as a defendant in claims alleging violations of federal or state antitrust laws or any other laws. Any adverse outcome in such litigation, investigation or proceeding against Ticketmaster or its affiliates could limit or prevent Ticketmaster from engaging in the ticketing or other businesses or subject Ticketmaster to potential damage assessments, all of which could have a material adverse effect on Ticketmaster's business, financial condition or results of operations. Regardless of its merit, source or outcome, any such litigation, investigation or proceeding would at a minimum be costly and could divert the efforts of our management and other personnel from productive tasks, which could have a material adverse effect on Ticketmaster's business, financial condition or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

        None.

  (b)
  Reports on Form 8-K

        On January 28, 2002, the Company filed a Current Report on Form 8-K in connection with the release of the registrant's financial results for the quarter and year ended December 31, 2001.

        On March 27, 2002, the Company filed a Current Report on Form 8-K relating to the registrant's press release announcing that the registrant had entered into an agreement to acquire Soulmates Technology.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002	TICKETMASTER

	By:	/s/ JOHN PLEASANTS John Pleasants Chief Executive Officer (Principal Executive Officer)

	By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Chief Financial Officer, Executive Vice President (Principal Financial and Accounting Officer)

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