Form 10-Q
period 2002-06-30
TICKETMASTER
filed 2002-08-14
CIK 1006637

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-25041

TICKETMASTER
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-4546874 (I.R.S. Employer Identification Number)

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

          Yes ☒                No ☐

        As of June 30, 2002 there were 101,245,722 shares of the Registrant's Class B Common Stock outstanding and 42,725,692 shares of the Registrant's Class A Common Stock outstanding (in each case excluding shares of such class which are held by one of the Registrant's wholly-owned subsidiaries). Only the Company's Class B Common Stock is publicly traded.

TICKETMASTER

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TICKETMASTER

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$256,380	$142,891
Marketable securities	—	5,883
Accounts receivable, ticket sales	53,818	29,696
Accounts receivable, trade	21,377	23,695
Contract advances	12,420	12,061
Prepaid expenses and other current assets	14,651	12,144

Total current assets	358,646	226,370
Property, equipment and leasehold improvements, net	83,390	5,604
Goodwill	796,574	827,518
Other intangibles, net	126,180	205,411
Other assets	49,445	59,325
Deferred income taxes, net	—	127

Total assets	$1,414,235	$1,394,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital leases	$630	$790
Accounts payable, trade	13,119	16,151
Accounts payable, clients	160,183	102,011
Accrued expenses	77,453	65,358
Due to USA and affiliates	1,176	2,714
Deferred revenue	21,179	20,909

Total current liabilities	273,740	207,933
Capital leases, net of current portion	177	752
Deferred income taxes, net	3,937	—
Other long-term liabilities	13,079	17,149
Minority interest	1,095	755
Stockholders' equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000,000 at June 30, 2002 Issued and outstanding—none	—	—
Convertible Class A Common Stock, $0.01 par value:
Authorized shares—100,000,000 at June 30, 2002 Issued and outstanding—42,725,692 and 43,651,566 at June 30, 2002 and December 31, 2001, respectively	427	437
Class B Common Stock—$0.01 par value:
Authorized shares—250,000,000 at June 30, 2002 Issued and outstanding—101,245,722 and 98,074,251 at June 30, 2002 and December 31, 2001, respectively	1,012	981
Class C Common Stock—$0.01 par value:
Authorized shares—2,883,506 at June 30, 2002 Issued and outstanding—none	—	—
Additional paid-in capital	1,760,706	1,706,686
Accumulated deficit	(641,436)	(536,396)
Accumulated other comprehensive income (loss)	1,498	(3,942)

Total stockholders' equity	1,122,207	1,167,766

Total liabilities and stockholders' equity	$1,414,235	$1,394,355

See accompanying notes to condensed consolidated financial statements.

TICKETMASTER

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)
Revenues:
Ticketing operations	$175,406	$163,898	$328,785	$314,006
Personals	29,523	10,666	54,788	19,209
City guide	7,587	12,389	14,862	24,773
Other	—	—	—	149

Total revenues	212,516	186,953	398,435	358,137

Operating costs and other expenses:
Ticketing operations	109,762	104,252	205,453	198,350
Personals operations	10,221	3,146	19,451	5,825
City guide operations	6,503	10,430	13,681	21,294
Other	—	—	—	142
Sales and marketing	19,390	23,220	40,426	45,059
General and administrative	24,753	24,780	55,343	52,020
Depreciation and amortization	24,284	51,620	49,117	102,726

Total operating costs and other expenses	194,913	217,448	383,471	425,416

Income (loss) from operations	17,603	(30,495)	14,964	(67,279)

Other (income) expenses:
Interest income	(1,148)	(727)	(1,391)	(1,302)
Interest expense	60	783	181	2,432
Equity in net income of unconsolidated affiliates	(427)	(426)	(587)	(941)

Total other (income) expenses	(1,515)	(370)	(1,797)	189

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	19,118	(30,125)	16,761	(67,468)
Minority interest in income (loss)	162	(1,008)	339	(1,560)
Income tax provision	4,283	364	6,670	3,206

Income (loss) before cumulative effect of accounting change	14,673	(29,481)	9,752	(69,114)
Cumulative effect of accounting change	—	—	(114,792)	—

Net income (loss)	$14,673	$(29,481)	$(105,040)	$(69,114)

Income (loss) per share:
Income (loss) before cumulative effect of accounting change	$0.10	$(0.21)	$0.07	$(0.49)
Cumulative effect of accounting change	—	—	(0.80)	—

Basic and diluted net income (loss) per share	$0.10	$(0.21)	$(0.73)	$(0.49)

Shares used to compute basic net income (loss) per share	143,834	141,355	143,094	141,212

Shares used to compute diluted net income (loss) per share	145,295	141,355	144,611	141,212

See accompanying notes to condensed consolidated financial statements.

TICKETMASTER

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2002	2001
	(unaudited)
Operating activities:
Net loss	$(105,040)	$(69,114)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,117	102,726
Cumulative effect of accounting change	114,792	—
Income (loss) attributable to minority interests	339	(1,560)
Equity in net income of unconsolidated affiliates	(587)	(941)
Benefit for deferred income taxes	—	(680)
Advertising provided by USA	5,217	9,933
Non-cash compensation	5,059	687
Changes in operating assets and liabilities:
Accounts receivable, ticket sales	(20,954)	(5,988)
Accounts receivable, trade	5,267	750
Due (from) to USA and affiliates	(1,538)	3,842
Prepaid expenses and other current assets	1,460	(440)
Accounts payable, trade	(3,917)	69
Accounts payable, clients	50,685	26,672
Accrued expenses	9,726	(504)
Deferred revenue	(1,040)	2,072

Net cash provided by operating activities	108,586	67,524

Investing activities:
Capital expenditures	(17,706)	(11,756)
Acquisitions, net of cash acquired	(7,322)	(31,674)
Proceeds from sale of marketable securities	7,883	6,954
Purchase of marketable securities	(2,000)	(4,694)
Other	1,635	(2,526)

Net cash used in investing activities	(17,510)	(43,696)

Financing activities:
Advances from (to) USA	—	(9,462)
Proceeds from borrowings	—	751
Debt payments	(457)	(4,816)
Dividends paid to minority shareholders of consolidated subsidiaries	(535)	(1,000)
Net proceeds from exercise of stock options	20,404	3,317

Net cash provided by (used in) financing activities	19,412	(11,210)

Effect of exchange rate on cash and cash equivalents	3,001	(872)

Net increase in cash and cash equivalents	113,489	11,746
Cash and cash equivalents at beginning of period	142,891	120,809

Cash and cash equivalents at end of period	$256,380	$132,555

See accompanying notes to condensed consolidated financial statements.

Ticketmaster

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1—The Company and Summary of Significant Accounting Policies

Description of Business

        Ticketmaster (the "Company") provides automated ticketing services to its client venues, promoters and sport franchises, which provide patrons with the alternatives of purchasing tickets through operator-staffed call centers, the Internet and independent sales outlets. Ticketmaster also operates an online personals service providing singles with a way to meet others online and other Internet-related businesses. Through its City guide segment, the Company offers comprehensive local city guides on the Internet, providing up-to-date, locally produced information about a city's arts and entertainment events, bars and restaurants, recreation, community activities and businesses (shopping and professional services), real estate related information, as well as local sports and weather.

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

Basic and Diluted Net Income (Loss) per Share

        Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding plus the dilutive effects of stock options and warrants. Basic and diluted net loss per share are the same for the three months and six months ended June 30, 2001 because the effects of outstanding stock options and warrants are antidilutive.

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

        Other intangibles, net consist of the Sidewalk intangible, purchased service agreements and unamortized intangible assets, primarily trademarks and Internet domain names, and are as follows (in thousands):

	June 30, 2002	December 31, 2001
Amortized intangible assets:
Sidewalk intangible	$278,001	$333,798
Accumulated amortization	(175,786)	(152,643)

Sidewalk intangible, net	102,215	181,155

Purchased service agreements	63,571	59,051
Accumulated amortization	(40,056)	(34,964)

Purchased service agreements, net	23,515	24,087

Total amortized intangible assets	125,730	205,242
Unamortized intangible assets	450	169

Other intangibles, net	$126,180	$205,411

        Amortization expense for the six months ended June 30, 2002 and 2001 was approximately $27.8 million and $38.3 million, respectively. Amortization expense based on June 30, 2002 balances for the next five years is estimated to be as follows (in thousands):

Six months ended December 31, 2002	$28,077
Year ended December 31, 2003	53,824
Year ended December 31, 2004	39,027
Year ended December 31, 2005	3,238
Year ended December 31, 2006	699
Year ended December 31, 2007 and thereafter	865

$125,730

        Reported net loss and basic and diluted net loss per share adjusted to exclude amortization expense related to goodwill and other intangible assets that are no longer being amortized follows (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported income (loss) before cumulative effect of accounting change	$14,673	$(29,481)	$9,752	$(69,114)
Cumulative effect of accounting change	—	—	(114,792)	—

Reported net income (loss)	14,673	(29,481)	(105,040)	(69,114)
Add back: goodwill amortization	—	25,209	—	49,596

Adjusted net income (loss)	$14,673	$(4,272)	$(105,040)	$(19,518)

Income (loss) per share:
Reported income (loss) before cumulative effect of accounting change	$0.10	$(0.21)	$0.07	$(0.49)
Cumulative effect of accounting change	—	—	(0.80)	—

Reported basic and diluted net income (loss) per share	0.10	(0.21)	(0.73)	(0.49)
Add back: goodwill amortization	—	0.18	—	0.35

Adjusted basic and diluted net income (loss) per share	$0.10	$(0.03)	$(0.73)	$(0.14)

Note 3—Related Party Transactions

        During the six months ended June 30, 2002, the Company amortized $3.7 million of deferred marketing expense related to a strategic alliance which was entered into during 2001 and $3.3 million of a related liability for promotional services was satisfied by USA Interactive. During the six months ended June 30, 2001, the Company amortized $2.9 million of deferred marketing expense related to the strategic alliance and $4.3 million of the related liability was satisfied by USA Interactive.

        During the six months ended June 30, 2002, the Company received a total of $5.0 million from USA in the form of advertising on its formerly wholly-owned properties, Sci-Fi Channel and USA Network, which it contributed to a newly formed joint venture on May 7, 2002, for which no consideration was paid. Of the $5.0 million, $3.3 million was provided to satisfy an obligation of the Company to a third party business partner and $1.7 million was provided to the Company and recorded as sales and marketing expenses. The advertising provided by USA was reflected as an equity contribution of $5.0 million.

        During the six months ended June 30, 2001, the Company received a total of $11.5 million from USA in the form of advertising of which $4.3 million was provided to satisfy an obligation of the Company to a third party business partner and $7.2 million was provided to the Company and recorded as sales and marketing expenses. The advertising provided by USA was reflected as a reduction of the promotional receivable due from USA which arose from the sale of TMC Realty, L.L.C. to USA.

Note 4—Business Combination

        On April 12, 2002, the Company acquired all of the equity interests of Soulmates Technology Pty Ltd ("Soulmates"), a global online personals company that provides dating and matchmaking services. Soulmates delivers a private-label solution for portals seeking a customized personals interface that takes on the look and feel of their site, and with the capability to deliver online personals in more than 18 languages, the acquisition of Soulmates gives the Company's personals business worldwide presence. In connection with the acquisition, the Company issued 817,790 shares of Class B Common Stock valued at approximately $23.6 million, based on an average of the opening and closing price of the Company's Class B Common Stock for the period just before and just after the terms of the acquisition were agreed to by the parties and announced to the public, and also paid approximately $0.5 million in cash. The preliminary allocation of the purchase price included goodwill amounting to $17.9 million and software technology with an estimated useful life of three years amounting to $10.0 million. In connection with the purchase price allocation, a deferred tax liability of $3.0 million was recorded. Pro forma results of operations are not material to the consolidated financial statements.

        On June 7, 2002, the Company acquired Ticket Service Nederland B.V., a leading live event ticketing company in The Netherlands, for $9.5 million in cash. The preliminary allocation of the purchase price included goodwill and other intangibles, primarily purchased service agreements, amounting to $9.9 million. The purchased service agreements are amortized over periods ranging from two to five years. In connection with the purchase price allocation, a deferred tax liability of $1.3 million was recorded. Pro forma results of operations are not material to the consolidated financial statements.

Note 5—Industry Segments

        The Company operates principally within the United States. For the three and six months ended June 30, 2002, the Company operated principally in three industry segments: ticketing operations, personals and city guide. Industry segment information is presented below for the three and six months ended June 30, 2002 and 2001. Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as the Company's earnings before interest, taxes, depreciation, amortization, minority interest, merger and other non-recurring charges, advertising provided by USA Interactive (for which no consideration was paid by the Company), non-cash compensation, equity in net income (loss) of unconsolidated affiliates, investment losses, net, and other income and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Revenues
Ticketing operations	$175,406	$163,898	$328,785	$314,006
Personals	29,523	10,666	54,788	19,209
City guide	7,587	12,389	14,862	24,773
Other	—	—	—	149

	$212,516	$186,953	$398,435	$358,137

Adjusted EBITDA
Ticketing operations	$43,679	$35,521	$77,365	$65,754
Personals	9,700	2,843	16,572	3,107
City guide	(5,813)	(8,288)	(13,803)	(17,288)
Corporate and other	(2,911)	(2,762)	(5,777)	(5,506)

	$44,655	$27,314	$74,357	$46,067

        Reconciliation of consolidated income (loss) from operations to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Income (loss) from operations	$17,603	$(30,495)	$14,964	$(67,279)
Depreciation and amortization	24,284	51,620	49,117	102,726
Advertising provided by USA	1,754	5,846	5,217	9,933
Non-cash compensation	1,014	343	5,059	687

Adjusted EBITDA	$44,655	$27,314	$74,357	$46,067

        The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows (in thousands):

	Ticketing Operations Segment	Personals Segment	City Guide Segment	Total
Balance at January 1, 2002	$722,786	$45,738	$58,994	$827,518
Acquisitions	6,439	17,911	—	24,350
Foreign currency translation adjustment	2,385	1,315	—	3,700
Goodwill impairment upon adoption of FAS 142	—	—	(58,994)	(58,994)

Balance at June 30, 2002	$731,610	$64,964	$—	$796,574

Note 6—Comprehensive Income (Loss)

        Components of comprehensive income (loss) include foreign currency translation adjustments and unrealized gains and losses on marketable securities. Total comprehensive income was approximately $20.0 million for the three months ended June 30, 2002 and total comprehensive loss was approximately $28.2 million for the three months ended June 30, 2001. Total comprehensive loss was approximately $99.6 million and $70.1 million for the six months ended June 30, 2002 and 2001, respectively. At June 30, 2002, accumulated other comprehensive loss was primarily comprised of $1.5 million in foreign currency translation gains.

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

  •
  obtaining and retaining skilled workers.

        The forward-looking statements are based on the Company's expectations as of the date of this document and the Company undertakes no obligation to update these statements. The forward-looking statements herein do not include the potential impact of any mergers, acquisitions or other business combinations that may be completed after June 30, 2002.

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

Recent Developments

        On June 3, 2002, USA Interactive ("USA", formerly USA Networks, Inc.) announced its intention to commence exchange offers with three USA public subsidiaries including Ticketmaster whereby USA would seek to increase its equity ownership to up to 100% in each of them. In the exchanges, stockholders of these public companies would be offered the opportunity to exchange their shares for USA shares on the basis of conversion ratios that, in each case, reflect a premium of 7.5% to market as of the close of market on Friday, May 31, 2002. USA subsequently stated on June 5, 2002 that it did not intend to commence an exchange offer in the near future but has publicly stated on several occasions that it remains committed to pursuing a transaction to acquire the balance of Ticketmaster. The Company has formed a Special Committee of its Board of Directors to consider USA's proposal, if one is made.

        On June 7, 2002, the Company acquired Ticket Service Nederland B.V., a leading live event ticketing company in The Netherlands.

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

Impairment of Long-Term Investments, Goodwill and Other Intangible Assets

        Our long-lived assets include long-term investments, goodwill and other intangible assets. At June 30, 2002, we had $14 million of long-term investments and $923 million of goodwill and other intangible assets, accounting for approximately 66% of our total assets. Our long-term investments are accounted for using the equity and cost methods of accounting for investments and none represent investments in publicly traded companies. The fair value of our long-term investments is dependent upon the performance of the companies in which we have invested, as well as volatility inherent in the external markets for these investments, such as currency fluctuations. In determining when and if an investment decline in value is other than temporary, we evaluate the market conditions, recent financings, trends of earnings and other key measures surrounding the investment in question. When a decline in value is deemed to be other than temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. For equity method investments that do not have a readily determinable market value, we compare the net carrying amount to estimated future cash flows and recent historical performance. For cost method investments that do not have a readily determinable market value, we compare the net carrying value to recent equity investments, recent historical performance, recent financing transactions with the investee and estimates of future profitability, if available. Although we believe our estimates reasonably reflect the fair value of our investments, our key assumptions regarding future results of operations and other factors may not reflect those of an active market, in which case the carrying values may have been materially different than the amounts reported. No impairment charge related to our long-term investments was recorded during the six months ended June 30, 2002.

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142 and are required to analyze our goodwill and other intangible assets for impairment indicators on an annual basis. In assessing the recoverability of our goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Our future cash flows are based on current volume and pricing levels with an anticipated growth rate. If our estimated future cash flow or their related assumptions were to change, we would be required to record impairment charges for these assets in which the carrying value is not supported by the future cash flows. Application of the new measurement criterion at the effective date indicated an impairment of the City guide segment and we recorded a total impairment charge of $114.8 million as a cumulative effect of accounting change during the six months ended June 30, 2002.

Although Citysearch is expected to generate positive cash flows in the future, due to cash flow discounting techniques required by the new rules, the discounted future cash flows did not support its carrying value.

Income Taxes

        The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. Components of our deferred tax assets, of which 99.4% has a valuation allowance, are principally related to domestic loss carryforwards and intangible assets. We would release our valuation allowance when it is more likely than not that we would be able to utilize our deferred tax assets. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional, or less, valuation allowances quarterly. At June 30, 2002, we had recorded a valuation allowance of $102.1 million.

Related Party Transactions

        USA Interactive has provided advertising to us on its formerly wholly-owned television properties, Sci-Fi Channel and USA Network, which it contributed to a newly formed joint venture on May 7, 2002, for no additional shares of common stock or other consideration. During the six months ended June 30, 2002, we received a total of $5.0 million from USA of which $3.3 million was provided to satisfy our obligation to a third party business partner and $1.7 million was provided to us. USA Interactive is committed to provide an additional $8.4 million to satisfy the remaining third party obligation for no additional shares or consideration and notwithstanding the contribution of those television properties. However, there is no guarantee that USA Interactive will provide any other future advertising for no additional shares of common stock or other consideration.

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

Operations Costs

        Ticketmaster records ticketing operations costs specifically associated with the distribution of tickets sold through its system. The largest components of these costs are the clients' share of convenience and order processing charges, salaries and benefits related to ticketing operations, telecommunication charges along with data communication costs, credit card processing fees, commissions paid on tickets distributed through outlets away from the box office, and other less material expenses including ticket stock and postage. Personals operations costs are associated with fees paid to distribution partners of the Company's online matchmaking services, the production and maintenance of the matchmaking Web sites and network infrastructure maintenance costs. City guide operations costs are associated with the design, development, testing, layout, photography, customer service and editorial resources used in production and maintenance of business Web sites and editorial content, network infrastructure maintenance and the costs of consulting services.

Adjusted EBITDA

        Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as the Company's earnings before interest, taxes, depreciation, amortization, minority interest, merger and other non-recurring charges, advertising provided by USA Interactive (for which no consideration was paid by the Company), non-cash compensation, equity in net income (loss) of unconsolidated affiliates, investment losses, net, and other income and expenses. Adjusted EBITDA is presented herein as a management tool and as a valuation methodology for companies in the media, entertainment and communications industries. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

        The following is a reconciliation of Income (Loss) from Operations to Adjusted EBITDA for the six months ended June 30, 2002 and 2001 (in thousands).

	Six Months Ended June 30,
	2002	2001
Income (loss) from operations	$14,964	$(67,279)
Depreciation and amortization	49,117	102,726
Advertising provided by USA	5,217	9,933
Non-cash compensation	5,059	687

Adjusted EBITDA	$74,357	$46,067

Results of Operations

        Revenues.    Revenues increased by $25.5 million, or 14%, to $212.5 million in the three months ended June 30, 2002 from $187.0 million in the three months ended June 30, 2001. The increase is primarily attributable to the increase of $18.8 million from personals and the increase of $11.5 million from ticketing operations, offset by the decrease of $4.8 million from city guide. Revenues increased by

$40.3 million, or 11%, to $398.4 million in the six months ended June 30, 2002 from $358.1 million for the six months ended June 30, 2001. The increase is primarily attributable to the $35.6 million increase from personals and the $14.8 million increase from ticketing operations, offset by the $9.9 million decrease from city guide.

        Operating Costs and Other Expenses.    For the three months ended June 30, 2002, operating costs and other expenses decreased by $22.5 million, or 10%, to $194.9 million from $217.4 million in the 2001 quarterly period. The decrease is primarily due to the $27.3 million decrease in depreciation and amortization, the $3.9 million decrease in city guide operations costs and the $3.8 million decrease in sales and marketing expenses, offset by the $7.1 million increase in personals operations costs to support the 177% increase in personals revenues and the $5.5 million increase in ticketing operations costs to support the 7% increase in ticketing operations revenues. The decrease in depreciation and amortization expense is primarily attributable to the adoption of new accounting rules resulting in the elimination of goodwill amortization and a decrease in other intangible asset amortization. The decrease in city guide costs (including operations and sales and marketing expenses) reflects Citysearch's initiatives to reduce its costs. The increase in personals costs (including operations and sales and marketing expenses) is primarily due to the growth in the personals business and increased fees paid to distribution partners in connection with related revenue growth.

        For the six months ended June 30, 2002, operating costs and other expenses decreased by $41.9 million, or 10%, to $383.5 million from $425.4 million in the 2001 six-month period. The decrease is primarily due to the $53.6 million decrease in depreciation and amortization, the $7.6 million decrease in city guide operations costs reflecting Citysearch's initiatives to reduce operating costs and the $4.6 million decrease in sales and marketing expenses, offset by the $13.6 million increase in personals operations costs to support the 185% increase in personals revenues, the $7.1 million increase in ticketing operations costs to support the 5% increase in ticketing operations revenues and the $3.3 million increase in general and administrative expenses. The increase in general and administrative expenses is primarily attributable to a one-time non-cash compensation charge related to one of the Company's former key executives and an increase in legal fees, offset in part by a change in the method of accounting for the Company's investment in its Australian ticketing subsidiary from consolidation to the equity method of accounting during the third quarter of 2001.

        Interest Income.    Interest income increased by $0.4 million, or 58%, to $1.1 million in the three months ended June 30, 2002 from $0.7 million in the three months ended June 30, 2001. For the six months ended June 30, 2002, interest income increased by $0.1 million, or 7%, to $1.4 million from $1.3 million in the 2001 six-month period. These increases are primarily due to higher cash balances invested offset, in part, by lower interest rates during the periods.

        Interest Expense.    Interest expense decreased by $0.7 million, or 92%, to $0.1 million in the three months ended June 30, 2002 from $0.8 million in the three months ended June 30, 2001, primarily due to lower borrowing levels. For the six months ended June 30, 2002, interest expense decreased by $2.2 million, or 93% to $0.2 million from $2.4 million in the 2001 six-month period, primarily due to lower borrowing levels.

        Equity in Net Income of Unconsolidated Affiliates.    Equity in net income of unconsolidated affiliates of $0.4 million and $0.6 million during the three and six months ended June 30, 2002, respectively, primarily represents $0.3 million and $0.7 million in income from our minority investment in Ticketmaster-Mexico and $0.1 million in income and $0.1 million in loss from our investment in Ticketmaster-Australia due to the change in method of accounting during the third quarter of 2001. Equity in net income of unconsolidated affiliates for the three and six months ended June 30, 2001 of $0.4 million and $0.9 million represents income from our minority investment in Ticketmaster-Mexico.

        Income Tax Provision.    The provision for income taxes was $4.3 million and $0.4 million for the three months ended June 30, 2002 and 2001, respectively. The provision for income taxes was $6.7 million and $3.2 million for the six months ended June 30, 2002 and 2001, respectively. The provision primarily reflects foreign and state income tax expense. Our effective tax rate differs from the statutory federal income tax rate, primarily due to non-deductible intangible assets, foreign income taxes, operating losses not benefited and changes in the valuation allowance. At June 30, 2002, the Company's balance sheet has a deferred tax asset of $66.3 million for a net operating loss which is fully offset by a valuation allowance. The Company will retain the valuation allowance until it is more likely than not that the Company will be able to utilize the net operating loss. Each quarter, the Company will evaluate the need for additional, or less, valuation allowances. If the valuation allowance is released, a portion of the benefit will be reflected in the income tax provision and a portion will be reflected as an increase in additional paid-in capital.

        Cumulative Effect of Accounting Change.    The cumulative effect of accounting change of $114.8 million resulting from the adoption of SFAS No. 142 effective January 1, 2002 represents goodwill impairment related to the City guide segment of approximately $59.0 million and an impairment of the Sidewalk intangible of approximately $55.8 million which is also part of the City guide segment.

Ticketing Operations

        Revenues from ticketing operations increased by $11.5 million, or 7%, to $175.4 million for the three months ended June 30, 2002 from $163.9 million for the three months ended June 30, 2001. Revenue from ticketing operations increased by $14.8 million, or 5%, to $328.8 million for the six months ended June 30, 2002 from $314.0 million for the six months ended June 30, 2001. The revenue increases are primarily due to an increase in average revenue per ticket (7% increase from $6.29 to $6.72 for the three-month period and 4% increase from $6.13 to $6.35 for the six-month period) and an increase in the number of tickets sold, offset by a decrease in advertising revenue and by lower revenues from the Company's subsidiary that sells and services computerized ticketing and concession systems primarily to movie theaters. The increase in the number of tickets sold (from 23.6 million to 24.3 million for the three-month period and from 47.1 million to 48.2 million for the six-month period) was primarily the result of an overall increase in tickets sold within existing international markets and the acquisitions of Ticketmaster-Norway in October 2001 and Ticketmaster-Netherlands in June 2002. These increases were partially offset by changing the method of accounting for our investment in Ticketmaster-Australia to the equity method in the third quarter of 2001 which resulted in not consolidating their ticketing results since then.

        Cost related to ticketing operations revenues (including related sales and marketing and general and administrative costs) increased by $3.8 million, or 3%, to $132.2 million in the three months ended June 30, 2002 from $128.4 million in the three months ended June 30, 2001 and cost related to ticketing operations revenues (including related sales and marketing and general and administrative costs) increased by $3.9 million, or 2%, to $252.1 million in the six months ended June 30, 2002 from $248.3 million in the six months ended June 30, 2001, primarily due to the increase in related revenue growth. As a percentage of ticketing operations revenues, these costs decreased from 78% in the three months ended June 30, 2001 to 75% in the three months ended June 30, 2002 and from 79% in the six months ended June 30, 2001 to 77% in the six months ended June 30, 2002, primarily a result of greater fixed cost leverage and the change in the method of accounting for our investment in Ticketmaster-Australia in the third quarter of 2001. These decreases were offset by an increase in legal fees.

        Adjusted EBITDA for the three months ended June 30, 2002 increased by $8.2 million, or 23%, to $43.7 million from $35.5 million in the 2001 quarterly period. Adjusted EBITDA for the six months ended June 30, 2002 increased by $11.6 million, or 18%, to $77.4 million from $65.8 million for the six months ended June 30, 2001. The increases in Adjusted EBITDA were primarily due to the related revenue growth and improved margins in the international operations, including the impact of the change in the method of accounting for our investment in Ticketmaster-Australia to the equity method in the third quarter of 2001.

Personals

        Personals revenues increased $18.8 million, or 177%, to $29.5 million for the three months ended June 30, 2002 from $10.7 million for the three months ended June 30, 2001. This increase is primarily attributable to a 166% increase in the average number of subscribers which includes, in small part, the acquisition of Soulmates Technology in April 2002. Personals revenues increased $35.6 million, or 185%, to $54.8 million for the six months ended June 30, 2002 from $19.2 million for the six months ended June 30, 2001. This increase is primarily attributable to a 168% increase in the average number of subscribers.

        Cost related to personals revenues (including related sales and marketing and general and administrative costs) increased by $11.6 million, or 126%, to $20.8 million in the three months ended June 30, 2002 from $9.2 million in the three months ended June 30, 2001. Cost related to personals revenues (including related sales and marketing and general and administrative costs) increased by $24.4 million, or 140%, to $41.9 million in the six months ended June 30, 2002 from $17.5 million in the six months ended June 30, 2001. These increases are attributable to operations costs associated with the growth in the personals business, primarily fees paid to distribution partners of the Company's online matchmaking services and additional online and offline advertising expense including advertising provided by USA Interactive for which no consideration was paid by Ticketmaster.

        Adjusted EBITDA for the three months ended June 30, 2002 increased by $6.9 million to $9.7 million from $2.8 million in the 2001 quarterly period. Adjusted EBITDA for the six months ended June 30, 2002 increased by $13.5 million to $16.6 million from $3.1 million for the six months ended June 30, 2001. Adjusted EBITDA was positively impacted by greater fixed cost leverage.

City Guide

        City guide revenues decreased $4.8 million, or 39%, to $7.6 million for the three months ended June 30, 2002 from $12.4 million for the three months ended June 30, 2001. City guide revenues decreased $9.9 million, or 40%, to $14.9 million for the six months ended June 30, 2002 from $24.8 million for the six months ended June 30, 2001. These decreases are primarily attributable to the continued softness in the online advertising market.

        Cost related to city guide revenues (including related sales and marketing and general and administrative costs) decreased by $11.2 million, or 45%, to $13.9 million in the three months ended June 30, 2002 from $25.1 million in the three months ended June 30, 2001. Cost related to city guide revenues (including related sales and marketing and general and administrative costs) decreased by $20.9 million, or 41%, to $29.7 million for the six months ended June 30, 2002 from $50.6 million for the six months ended June 30, 2001. These decreases are primarily attributable to reduced marketing expenses and savings in employee costs due to the reorganization of the city guide operations.

        Adjusted EBITDA loss for the three months ended June 30, 2002 improved by $2.5 million, or 30%, to $5.8 million from $8.3 million in the 2001 quarterly period. Adjusted EBITDA loss for the six months ended June 30, 2002 improved by $3.5 million, or 20%, to $13.8 million from $17.3 million for the six months ended June 30, 2001.

Other

        Other revenues of $0.1 million in the six months ended June 30, 2001 represents income from TMC Realty, Inc. which was sold to USA Interactive in February 2001.

Liquidity and Capital Resources

        At June 30, 2002, Ticketmaster had cash and cash equivalents of $150.0 million for its own account, separate from funds held in accounts on behalf of venues, teams and promoters. Current operations are financed primarily from internally generated funds.

        Net cash provided by operating activities was $108.6 million for the six months ended June 30, 2002 compared to net cash provided by operating activities of $67.5 million for the six months ended June 30, 2001. The change primarily reflects an overall increase in Adjusted EBITDA and timing differences in accrued expenses and net cash collections on behalf of clients and amounts due to/from USA and affiliates.

        Net cash used in investing activities was $17.5 million for the six months ended June 30, 2002. This cash was used primarily for capital expenditures of $17.7 million and for acquisitions of $7.3 million offset by proceeds from the sale of marketable securities of $7.9 million. Net cash used in investing activities was $43.7 million for the six months ended June 30, 2001. This cash was used primarily for acquisitions requiring $31.7 million and capital expenditures of $11.8 million offset by proceeds from the sale of marketable securities of $7.0 million.

        Net cash provided by financing activities was $19.4 million for the six months ended June 30, 2002, primarily from the proceeds of stock option exercises totaling $20.4 million. Net cash used in financing activities was $11.2 million for the six months ended June 30, 2001, consisting primarily of advances from USA Interactive of $9.5 million and debt payments of $4.8 million offset by proceeds of stock option exercises of $3.3 million.

        As of June 30, 2002, the Company had no material commitments other than those under existing capital and operating lease agreements. The Company will continue to evaluate possible acquisitions of, or investments in, businesses, products and technologies that are complementary to its own, which may require the use of cash. Management believes that existing cash and cash equivalents, marketable securities, amounts available from other sources, including USA Interactive, and the positive cash flow from the ticketing and personals operations will be sufficient to meet the Company's working capital and capital expenditures requirements for at least the next twelve months. Thereafter, Ticketmaster may be required to raise additional funds. Management cannot make assurances that the Company will not choose to or be required to raise additional financing prior to such time. If additional funds are raised through the issuance of equity securities, Ticketmaster's stockholders may experience significant dilution. Furthermore, management cannot make assurances that additional financing will be available when needed or that, if available, such financing will include terms favorable to the Company or its stockholders. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition and results of operations.

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

        Foreign exchange gains and losses were not material to the Company's earnings for the three and six months ended June 30, 2002 and 2001.

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

Tickets.com Litigation

        In the previously reported case of Ticketmaster Corporation and Ticketmaster Online-Citysearch, Inc. v. Tickets.com, Inc., Case No. 99-07654 HLH, the following matters have occurred since the Company's last disclosure in the Company's Annual Report on Form 10-K filed with the SEC on April 1, 2002: The Court recently amended the pretrial schedule setting October 1, 2002 as the discovery cut-off date, February 7, 2003 as the date for the final pre-trial conference, and has indicated that the trial will be set to commence in March 2003. Pursuant to the stipulation of the parties, on July 31, 2002, the Court entered an Order dismissing Tickets.com's claims that Ticketmaster filed litigation against Tickets.com and others for predatory and/or anticompetitive purposes. The parties currently are actively engaged in document and deposition discovery in the matter. A mediation with a retired Federal District Court Judge is expected to take place by the end of September 2002. Tickets.com seeks monetary damages which, if awarded, would have a material adverse effect on Ticketmaster. Ticketmaster is vigorously defending against the claims brought by Tickets.com. However, Ticketmaster can give no assurances that it will not incur material damages or costs in connection with the litigation.

Class Action Litigation Related To Magazine Sales

        Florida:    In the previously reported case of Victoria McLean V. Ticketmaster Corporation and Time, Inc., Case No. G0009564, the following matters have occurred since the Company's last disclosure in the Company's Annual Report on Form 10-K filed with the SEC on April 1, 2002: On May 31, 2002, Ticketmaster and Time filed a summary judgment motion. That motion is presently scheduled to be heard on October 24, 2002. Discovery is continuing. Ticketmaster believes the claims are without merit and expects to vigorously defend against the lawsuit.

        California:    On July 23, 2002, Ticketmaster and Time Inc. were named as defendants in a lawsuit entitled Rupert Fowler, an individual, On Behalf of the General Public, Plaintiffs v. Ticketmaster Corporation, Time Inc., and Does 1-100 inclusive, Defendants, in the Superior Court of the State of California for the County of San Francisco, Case Number 410588. The lawsuit is styled as a Complaint for Injunctive Relief, Restitution and Disgorgement Under California Business Professions Code Section 17200 Et Seq. The Complaint purports to allege a cause of action for violations of California Business and Professions Code Section 17200 et seq. The Complaint alleges among other things that commencing in 1999 and continuing to December 24, 2001, Ticketmaster and Time invaded its customers' California Constitutional right to privacy by improperly using credit card and billing information and that the alleged misconduct constituted an unfair business practice. The Complaint seeks a permanent injunction, restitution and disgorgement, reasonable attorney fees and other relief the Court may deem just and proper. Ticketmaster believes the case is without merit, and is preparing to vigorously defend itself.

Shareholder Cases Related to USAI Possible Exchange Proposal

        On June 3, 2002, USA Interactive (USAI) announced that it had delivered to the board of directors of Ticketmaster, Expedia, Inc., and Hotels.com a letter pursuant to which USAI proposed the acquisition of the minority interest in each of these subsidiaries that it did not already own.

Ticketmaster has since formed a special committee comprised of all of its disinterested directors to review the proposal. Following the announcement by USAI of the proposals, a number of complaints against USAI, its subsidiaries (including Ticketmaster) and the boards of directors of the USAI subsidiaries were filed in the Court of Chancery, County of New Castle, State of Delaware with respect to Ticketmaster and in U.S. District Court for the Central District of California with respect to Ticketmaster. The complaints generally allege the proposed transaction would be a breach of fiduciary duty and that the indicated exchange ratio is unfair to the minority stockholders. Each of the complaints seeks, among other things, injunctive relief against consummation of the transaction and damages in an unspecified amount. The time for defendants to respond to the complaints has not yet elapsed. Ticketmaster understands that the actions as to Ticketmaster in Delaware are in the process of being consolidated under the following caption: In re Ticketmaster Shareholders Litigation (Delaware Court of Chancery, Consolidated C.A. No. 19663-NC). The California case is captioned Harbor Finance Partners, on behalf of itself and all others similarly situated, plaintiff v. Terry Barnes, et al. defendants, United States District Court, Central District Court of California, Case No. 02-04401 TJH. Plaintiff's counsel in the Harbor Finance case has indicated that the case will be dismissed without prejudice. The Company believes the allegations in the cases involving Ticketmaster and its directors are without merit and intends to defend itself against the actions vigorously.

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

Item 2.    Changes in Securities and Use of Proceeds

  (c)
  Sales of Unregistered Securities

        In April 2002, the Company issued 817,790 shares of Class B Common Stock as part of the consideration for the Soulmates acquisition. The shares were issued to the shareholders of Soulmates.

        The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company's 2002 Annual Meeting of Stockholders was held on May 22, 2002.

        At that meeting, the Company's stockholders elected each of the following persons to serve as a director of the Company for the ensuing year to serve until the next Annual Meeting of Stockholders and thereafter until his successor is elected and has been qualified with the following votes for, withheld, abstained and broker non-votes:

Director	Yes Votes	No Votes	Abstaining Votes	Broker Non-Votes
Terry Barnes	727,296,582	—	411,133	—
Richard Barton	727,114,078	—	593,638	—
Robert Davis	727,114,078	—	593,638	—
Barry Diller	727,296,583	—	411,133	—
Victor Kaufman	727,114,078	—	593,638	—
Dara Khosrowshahi	727,114,078	—	593,638	—
Bryan Lourd	727,296,583	—	411,133	—
Jon Miller	727,296,583	—	411,133	—
John Pleasants	727,296,583	—	411,133	—
Michael Schrage	727,296,583	—	411,133	—
Alan Spoon	727,296,583	—	411,133	—

        In addition to the election of directors, the Company's stockholders ratified the appointment by the Board of Directors of Ernst & Young LLP as independent auditors for the Company and its subsidiaries for the year ending December 31, 2002. The stockholders ratified the appointment of Ernst & Young LLP with 726,916,854 votes in favor, 770,822 votes against, 20,040 votes abstaining and no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Exhibit Title	Notes
2.1	Agreement for the sale and purchase of all shares in the capital of Ticket Service Nederland B.V. by and between Postkantoren B.V. and KPN Consumer Internet and Media Services B.V., as sellers, and Ticketmaster UK Limited, as purchaser, dated June 7, 2002	†
10.1	Sponsorship Marketing Agreement, dated as of April 1, 2002 between Ticketmaster L.L.C. and American Express Travel Related Services Company, Inc.	†*
10.2	Employment Agreement dated as of April 29, 2002 between Ticketmaster and Briggs Ferguson	†

  †
  Filed herewith.

  *
  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

  (b)
  Reports on Form 8-K

          On April 23, 2002, the Company filed a Current Report on Form 8-K in connection with the release of the registrant's financial results for the quarter ended March 31, 2002.

          On June 4, 2002, the Company filed a Current Report on Form 8-K relating to the Registrant's press release announcing that its Board of Directors had received from USA Interactive notice that it intends to make a stock exchange offer to the Registrant's stockholders.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002	TICKETMASTER

	By:	/s/ JOHN PLEASANTS John Pleasants Chief Executive Officer (Principal Executive Officer)

	By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Chief Financial Officer, Executive Vice President (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title	Notes
2.1	Agreement for the sale and purchase of all shares in the capital of Ticket Service Nederland B.V. by and between Postkantoren B.V., KPN Consumer Internet and Media Services B.V., as sellers, and Ticketmaster UK Limited, as purchaser, dated June 7, 2002	†
10.1	Sponsorship Marketing Agreement, dated as of April 1, 2002 between Ticketmaster L.L.C. and American Express Travel Related Services Company, Inc.	†*
10.2	Employment Agreement dated as of April 29, 2002 between Ticketmaster and Briggs Ferguson	†

†
Filed herewith.

*
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

QuickLinks

FORM 10-Q
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
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS