Form 10-Q
period 2002-09-30
TICKETMASTER
filed 2002-11-15
CIK 1006637

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-25041

TICKETMASTER
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-4546874 (I.R.S. Employer Identification Number)

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

          Yes ☒                No ☐

        As of September 30, 2002 there were 101,281,810 shares of the Registrant's Class B Common Stock outstanding and 42,722,393 shares of the Registrant's Class A Common Stock outstanding (in each case excluding shares of such class which are held by one of the Registrant's wholly-owned subsidiaries). Only the Company's Class B Common Stock is publicly traded.

TICKETMASTER

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TICKETMASTER

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$298,343	$142,891
Marketable securities	—	5,883
Accounts receivable, ticket sales	61,791	29,696
Accounts receivable, trade	21,212	23,695
Contract advances	12,542	12,061
Prepaid expenses and other current assets	16,057	12,144

Total current assets	409,945	226,370
Property, equipment and leasehold improvements, net	78,982	75,604
Goodwill	794,913	827,518
Other intangibles, net	112,177	205,411
Other assets	45,150	59,325
Deferred income taxes, net	—	127

Total assets	$1,441,167	$1,394,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital leases	$436	$790
Accounts payable, trade	10,854	16,151
Accounts payable, clients	182,860	102,011
Accrued expenses	80,783	65,358
Due to USA and affiliates	108	2,714
Deferred revenue	21,841	20,909

Total current liabilities	296,882	207,933
Capital leases, net of current portion	162	752
Deferred income taxes, net	3,843	—
Other long-term liabilities	11,859	17,149
Minority interest	1,404	755
Stockholders' equity:
Preferred Stock, $0.01 par value:
Authorized shares—2,000,000 at September 30, 2002 Issued and outstanding—none	—	—
Convertible Class A Common Stock, $0.01 par value:
Authorized shares—150,000,000 at September 30, 2002 Issued and outstanding—42,722,393 and 43,651,566 at September 30, 2002 and December 31, 2001, respectively	427	437
Class B Common Stock—$0.01 par value:
Authorized shares—250,000,000 at September 30, 2002 Issued and outstanding—101,281,810 and 98,074,251 at September 30, 2002 and December 31, 2001, respectively	1,013	981
Class C Common Stock—$0.01 par value:
Authorized shares—2,883,506 at September 30, 2002 Issued and outstanding—none	—	—
Additional paid-in capital	1,763,491	1,706,686
Accumulated deficit	(636,854)	(536,396)
Accumulated other comprehensive loss	(1,060)	(3,942)

Total stockholders' equity	1,127,017	1,167,766

Total liabilities and stockholders' equity	$1,441,167	$1,394,355

See accompanying notes to condensed consolidated financial statements.

TICKETMASTER

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)
Revenues:
Ticketing operations	$162,140	$133,897	$490,925	$447,903
Personals	33,394	12,478	88,182	31,687
City guide	7,617	11,078	22,479	35,851
Other	—	—	—	149

Total revenues	203,151	157,453	601,586	515,590

Operating costs and other expenses:
Ticketing operations	101,314	88,970	306,767	287,320
Personals operations	13,742	3,756	33,193	9,581
City guide operations	6,070	9,912	19,751	31,205
Other	—	—	—	142
Sales and marketing	22,646	19,057	63,072	64,117
General and administrative	27,274	25,581	82,617	77,600
Depreciation and amortization	25,683	51,174	74,800	153,901
Merger and other non-recurring charges	1,424	976	1,424	976

Total operating costs and other expenses	198,153	199,426	581,624	624,842

Income (loss) from operations	4,998	(41,973)	19,962	(109,252)

Other (income) expenses:
Interest income	(776)	(417)	(2,167)	(1,719)
Interest expense	33	53	214	2,485
Equity in net (income) loss of unconsolidated affiliates	(212)	257	(799)	(684)
Investment losses, net	—	6,679	—	6,679

Total other (income) expenses	(955)	6,572	(2,752)	6,761

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	5,953	(48,545)	22,714	(116,013)
Minority interest in income (loss)	309	141	648	(1,419)
Income tax provision	1,062	721	7,732	3,927

Income (loss) before cumulative effect of accounting change	4,582	(49,407)	14,334	(118,521)
Cumulative effect of accounting change	—	—	(114,792)	—

Net income (loss)	$4,582	$(49,407)	$(100,458)	$(118,521)

Income (loss) per share:
Income (loss) before cumulative effect of accounting change	$0.03	$(0.35)	$0.10	$(0.84)
Cumulative effect of accounting change	—	—	(0.80)	—

Basic net income (loss) per share	$0.03	$(0.35)	$(0.70)	$(0.84)

Diluted net income (loss) per share	$0.03	$(0.35)	$(0.69)	$(0.84)

Shares used to compute basic income (loss) per share	143,996	141,568	143,398	141,332

Shares used to compute diluted income (loss) per share	144,686	141,568	144,653	141,332

See accompanying notes to condensed consolidated financial statements.

TICKETMASTER

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2002	2001
	(unaudited)
Operating activities:
Net loss	$(100,458)	$(118,521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74,800	153,901
Cumulative effect of accounting change	114,792	—
Income (loss) attributable to minority interests	648	(1,419)
Equity in net income of unconsolidated affiliates	(799)	(684)
Benefit for deferred income taxes	—	(771)
Advertising provided by USA	6,970	13,441
Investment losses, net	—	6,679
Non-cash compensation	5,961	1,030
Changes in operating assets and liabilities:
Accounts receivable, ticket sales	(28,722)	(16,698)
Accounts receivable, trade	6,135	(1,368)
Due (from) to USA and affiliates	(2,606)	5,573
Prepaid expenses and other assets	1,997	2,443
Accounts payable, trade	(6,229)	(1,954)
Accounts payable, clients	73,601	21,000
Accrued expenses	13,826	(4,275)
Deferred revenue	(134)	4,511

Net cash provided by operating activities	159,782	62,888

Investing activities:
Capital expenditures	(25,382)	(20,019)
Acquisitions, net of cash acquired	(7,318)	(31,706)
Proceeds from sale of marketable securities	7,883	11,374
Purchase of marketable securities	(2,000)	(9,459)
Payment of merger costs	(2,052)	(1,115)
Other	2,388	(2,848)

Net cash used in investing activities	(26,481)	(53,773)

Financing activities:
Advances to USA	—	(9,462)
Proceeds from borrowings	—	751
Debt payments	(660)	(5,058)
Dividends paid to minority shareholders of consolidated subsidiaries	(535)	(1,000)
Net proceeds from exercise of stock options	20,787	3,780

Net cash provided by (used in) financing activities	19,592	(10,989)

Effect of exchange rate on cash and cash equivalents	2,559	(1,025)

Net increase (decrease) in cash and cash equivalents	155,452	(2,899)
Cash and cash equivalents at beginning of period	142,891	120,809

Cash and cash equivalents at end of period	$298,343	$117,910

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

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of commercial paper and money market funds with original maturities of less than 91 days. Cash and cash equivalents include funds representing amounts ($121.1 million and $72.3 million at

September 30, 2002 and December 31, 2001, respectively) equal to the face value of tickets sold. Such amounts are also included in accounts payable, clients.

Basic and Diluted Income (Loss) per Share

        Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares outstanding plus the dilutive effects of stock options and warrants.

        A reconciliation of weighted average shares outstanding—basic, used to calculate basic income (loss) before cumulative effect of accounting change per share, to weighted average shares outstanding—diluted, used to calculate diluted income (loss) before cumulative effect of accounting change per share, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted average shares outstanding—basic	143,996	141,568	143,398	141,332
Diluted effect of stock options and warrants	690	—	1,255	—

Weighted average shares outstanding—diluted	144,686	141,568	144,653	141,332

        Basic and diluted loss per share are the same for the three months and nine months ended September 30, 2001 because the effects of outstanding stock options and warrants are antidilutive.

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

        Other intangibles, net consist of the Sidewalk intangible, purchased service agreements and unamortized intangible assets, primarily trademarks and Internet domain names, and are as follows (in thousands):

	September 30, 2002	December 31, 2001
Amortized intangible assets:
Sidewalk intangible	$278,001	$333,798
Accumulated amortization	(187,358)	(152,643)

Sidewalk intangible, net	90,643	181,155

Purchased service agreements	63,093	59,051
Accumulated amortization	(42,247)	(34,964)

Purchased service agreements, net	20,846	24,087

Total amortized intangible assets	111,489	205,242
Unamortized intangible assets	688	169

Other intangibles, net	$112,177	$205,411

        Amortization expense for the nine months ended September 30, 2002 and 2001 was approximately $42.0 million and $57.1 million, respectively. Amortization expense based on September 30, 2002 balances for the next five years is estimated to be as follows (in thousands):

Three months ended December 31, 2002	$14,315
Year ended December 31, 2003	53,596
Year ended December 31, 2004	38,795
Year ended December 31, 2005	3,264
Year ended December 31, 2006	708
Year ended December 31, 2007 and thereafter	811

$111,489

        Reported net income (loss) and basic and diluted net income (loss) per share adjusted to exclude amortization expense related to goodwill and other intangible assets that are no longer being amortized follows (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported income (loss) before cumulative effect of accounting change	$4,582	$(49,407)	$14,334	$(118,521)
Cumulative effect of accounting change	—	—	(114,792)	—

Reported net income (loss)	4,582	(49,407)	(100,458)	(118,521)
Add back: goodwill amortization	—	23,203	—	69,717

Adjusted net income (loss)	$4,582	$(26,204)	$(100,458)	$(48,804)

Income (loss) per share:
Reported income (loss) before cumulative effect of accounting change	$0.03	$(0.35)	$0.10	$(0.84)
Cumulative effect of accounting change	—	—	(0.80)	—

Reported basic and diluted net income (loss) per share	0.03	(0.35)	(0.70)	(0.84)
Add back: goodwill amortization	—	0.16	—	0.49

Adjusted basic net income (loss) per share	$0.03	$(0.19)	$(0.70)	$(0.35)

Adjusted diluted net income (loss) per share	$0.03	$(0.19)	$(0.69)	$(0.35)

Note 3—Related Party Transactions

        During the nine months ended September 30, 2002, the Company amortized $5.5 million of deferred marketing expense related to a strategic alliance which was entered into during 2001 and $4.7 million of a related liability for promotional services was satisfied by USA Interactive ("USA"). During the nine months ended September 30, 2001, the Company amortized $4.6 million of deferred marketing expense related to the strategic alliance and $7.1 million of the related liability was satisfied by USA Interactive.

        During the nine months ended September 30, 2002, the Company received a total of $6.4 million from USA in the form of advertising on its formerly wholly-owned properties, Sci-Fi Channel and USA Network, which it contributed to a newly formed joint venture on May 7, 2002, for which no consideration was paid. Of the $6.4 million, $4.7 million was provided to satisfy an obligation of the Company to a third party business partner and $1.7 million was provided to the Company and recorded as sales and marketing expenses. The advertising provided by USA was reflected as an equity contribution of $6.4 million.

        During the nine months ended September 30, 2001, the Company received a total of $16.2 million from USA in the form of advertising of which $7.1 million was provided to satisfy an obligation of the Company to a third party business partner and $9.1 million was provided to the Company and recorded as sales and marketing expenses. The advertising provided by USA was reflected as a reduction of the

$16.0 million promotional receivable due from USA which arose from the sale of TMC Realty, L.L.C. to USA and as an equity contribution of $0.2 million.

        The Company had an arrangement with Hotels.com, a subsidiary of USA Interactive, pursuant to which the Company sold hotel rooms to its Citysearch.com customers and provided certain advertising and distribution services to Hotels.com. Under the arrangement, the Company marketed Hotels.com's hotel products and received a commission. This arrangement was terminated on May 30, 2002. During each of the nine months ended September 30, 2002 and 2001, the Company received $0.3 million pursuant to this arrangement. The Company also had entered into an arrangement with Hotels.com, pursuant to which the Company provides outsourced call center services to Hotels.com. During the nine months ended September 30, 2002 and 2001, the Company received fees of $0.001 million and $1.4 million, respectively, from Hotels.com under this arrangement.

        On June 4, 2002, Expedia, Inc., a subsidiary of USA Interactive, and the Company announced a strategic alliance. The agreement includes the creation of Citysearch's new "Getaways Channel", a content area that enables site visitors to plan and book trips using Expedia.com's booking engine, the addition of Citysearch local content to Expedia.com, and the availability of selected Ticketmaster events when travelers shop for flights or hotels on Expedia.com. Through the alliance, Citysearch will also become a preferred provider of local content on Expedia, Inc., distributing information on attractions, restaurants, music and nightlife, sports and recreation, and shopping. During the nine months ended September 30, 2002, the Company received fees of $0.2 million from Expedia, Inc. for these services.

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

Note 5—Industry Segments

        The Company operates principally within the United States. For the three and nine months ended September 30, 2002, the Company operated principally in three industry segments: ticketing operations, personals and city guide. Industry segment information is presented below for the three and nine months ended September 30, 2002 and 2001. Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as the Company's earnings before interest, taxes, depreciation, amortization, minority interest, merger and other non-recurring charges, advertising provided by USA Interactive (for which no consideration was paid by the Company), non-cash compensation, equity in net income (loss) of unconsolidated affiliates, investment losses, net, and other income and expenses. Adjusted EBITDA is presented herein as a management tool and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies, including USA Interactive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Revenues
Ticketing operations	$162,140	$133,897	$490,925	$447,903
Personals	33,394	12,478	88,182	31,687
City guide	7,617	11,078	22,479	35,851
Other	—	—	—	149

	$203,151	$157,453	$601,586	$515,590

Income (Loss) from Operations
Ticketing operations	$25,690	$(814)	$85,280	$25,192
Personals	3,762	(88)	13,396	(8,173)
City guide	(18,470)	(38,073)	(63,151)	(116,448)
Corporate and other	(5,984)	(2,998)	(15,563)	(9,823)

	$4,998	$(41,973)	$19,962	$(109,252)

Adjusted EBITDA
Ticketing operations	$36,279	$19,021	$113,643	$84,775
Personals	6,950	5,801	23,522	8,908
City guide	(5,145)	(8,412)	(18,948)	(25,700)
Corporate and other	(3,324)	(2,382)	(9,100)	(7,887)

	$34,760	$14,028	$109,117	$60,096

        Reconciliation of consolidated income (loss) from operations to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Income (loss) from operations	$4,998	$(41,973)	$19,962	$(109,252)
Depreciation and amortization	25,683	51,174	74,800	153,901
Advertising provided by USA	1,753	3,508	6,970	13,441
Non-cash compensation	902	343	5,961	1,030
Merger and other non-recurring charges	1,424	976	1,424	976

Adjusted EBITDA	$34,760	$14,028	$109,117	$60,096

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows (in thousands):

	Ticketing Operations Segment	Personals Segment	City Guide Segment	Total
Balance at January 1, 2002	$722,786	$45,738	$58,994	$827,518
Acquisitions	6,486	17,999	—	24,485
Foreign currency translation adjustment	1,459	445	—	1,904
Goodwill impairment upon adoption of FAS 142	—	—	(58,994)	(58,994)

Balance at September 30, 2002	$730,731	$64,182	$—	$794,913

Note 6—Comprehensive Income (Loss)

        Components of comprehensive income (loss) include foreign currency translation adjustments and unrealized gains and losses on marketable securities. Total comprehensive income was approximately $2.0 million for the three months ended September 30, 2002 and total comprehensive loss was approximately $47.9 million for the three months ended September 30, 2001. Total comprehensive loss was approximately $97.6 million and $118.1 million for the nine months ended September 30, 2002 and 2001, respectively. At September 30, 2002, accumulated other comprehensive loss was primarily comprised of $1.1 million in foreign currency translation losses.

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

        The Company is a defendant to a counter-claim brought by Tickets.com, Inc. in a lawsuit filed by the Company against Tickets.com. Tickets.com asserted claims for relief against the Company for violation of antitrust laws and laws governing restraint of trade and unfair competition and business practices, interference with contract and declaratory relief. Tickets.com seeks monetary damages, for which no accrual has been made, and injunctive relief which, if awarded or imposed, would have a material adverse effect on the Company. The Company is vigorously defending against the claims brought by Tickets.com. However, the Company can give no assurances that it will not incur material damages or costs in connection with the litigation.

Note 8—Subsequent Event

        On October 10, 2002, the Company and USA Interactive announced that they have entered into an agreement by which the Company would be merged with USA Interactive. The agreement followed the unanimous recommendation of an independent Special Committee of the Ticketmaster Board of Directors. USA, which has been the controlling shareholder and majority owner of Ticketmaster, would acquire all Ticketmaster shares that it does not presently own in a tax-free transaction.

        Under the agreement, Ticketmaster shareholders would receive 0.935 of a share of USA common stock for each share of Ticketmaster common stock that they own. Based on the closing prices on October 9, the date prior to the announcement of the transaction, this transaction values each outstanding share of Ticketmaster at $15.17. This reflected a premium of 19.8% based on the 20-day average of the ratios of Ticketmaster to USA stock prices leading up to the last trading date before USA announced on June 3 its intention to commence an exchange offer; and a premium of 19.2% based on the 20-day average of the ratios of Ticketmaster to USA stock prices leading up to the close of the market on October 9, the date prior to the announcement of the transaction. USA would issue to Ticketmaster public shareholders approximately 45.1 million shares upon the closing of the transaction based on the current number of Ticketmaster shares outstanding. Closing is anticipated by the fourth quarter of 2002 or early first quarter of 2003.

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

        The following important factors, in addition to those discussed elsewhere in this document and in the documents which may be incorporated by reference, and in other public filings, press releases and discussions with Company management, could affect the future results and could cause these results to differ materially from those expressed in our forward-looking statements:

  •
  failure to complete the proposed merger of Ticketmaster with USA could negatively impact Ticketmaster's future business and operations;

  •
  pending stockholder litigations could prevent or delay the closing of the merger or otherwise negatively impact the business and operations of Tickemaster and USA;

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

        The forward-looking statements are based on the Company's expectations as of the date of this document and the Company undertakes no obligation to update these statements. The forward-looking statements herein do not include the potential impact of any mergers, acquisitions or other business combinations that may be completed after September 30, 2002, other than the proposed merger of the Company with USA.

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

Recent Developments

        On October 10, 2002, the Company and USA Interactive ("USA", formerly USA Networks, Inc.) announced that they have entered into an agreement by which the Company would be merged with USA Interactive. The agreement followed the unanimous recommendation of an independent Special Committee of the Ticketmaster Board of Directors. USA, which has been the controlling shareholder and majority owner of Ticketmaster, would acquire all Ticketmaster shares that it does not presently own in a tax-free transaction.

        Under the agreement, Ticketmaster shareholders would receive 0.935 of a share of USA common stock for each share of Ticketmaster common stock that they own. Based on the closing prices on October 9, the date prior to the announcement of the transaction, this transaction values each outstanding share of Ticketmaster at $15.17. This reflected a premium of 19.8% based on the 20-day average of the ratios of Ticketmaster to USA stock prices leading up to the last trading date before

USA announced on June 3 its intention to commence an exchange offer; and a premium of 19.2% based on the 20-day average of the ratios of Ticketmaster to USA stock prices leading up to the close of the market on October 9, the date prior to the announcement of the transaction. USA would issue to Ticketmaster public shareholders approximately 45.1 million shares upon the closing of the transaction based on the current number of Ticketmaster shares outstanding. Closing is anticipated by the fourth quarter of 2002 or early first quarter of 2003.

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

Impairment of Long-Term Investments, Goodwill and Other Intangible Assets

        Our long-lived assets include long-term investments, goodwill and other intangible assets. At September 30, 2002, we had $14 million of long-term investments and $907 million of goodwill and other intangible assets, accounting for approximately 64% of our total assets. Our long-term investments are accounted for using the equity and cost methods of accounting for investments and none represent investments in publicly traded companies. The fair value of our long-term investments is dependent upon the performance of the companies in which we have invested, as well as volatility inherent in the external markets for these investments, such as currency fluctuations. In determining when and if an investment decline in value is other than temporary, we evaluate the market conditions, recent financings, trends of earnings and other key measures surrounding the investment in question. When a decline in value is deemed to be other than temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. For equity method investments that do not have a readily determinable market value, we compare the net carrying amount to estimated future cash flows and recent historical performance. For cost method investments that do not have a readily determinable market value, we compare the net carrying value to recent equity investments, recent historical performance, recent financing transactions with the investee and estimates of future profitability, if available. Although we believe our estimates reasonably reflect the fair value of our investments, our key assumptions regarding future results of operations and other factors may not reflect those of an active market, in which case the carrying values may have been materially different than the amounts reported. No impairment charge related to our long-term investments was recorded during the nine months ended September 30, 2002.

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142 and are required to analyze our goodwill and other intangible assets for impairment indicators on an annual basis. In assessing the recoverability of our goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Our future cash flows are based on current volume and pricing levels with an anticipated growth rate. If our estimated future cash flow or their related assumptions were to change, we would be required to record impairment charges for these assets in which the carrying value is not supported by the future cash flows. Application of the new measurement criterion at the effective date indicated an impairment of the City guide segment and we recorded a total impairment charge of $114.8 million as a cumulative effect of accounting change during the nine months ended September 30, 2002. Although Citysearch is expected to generate positive cash flows in the future, due to cash flow discounting techniques required by the new rules, the discounted future cash flows did not support its carrying value.

Income Taxes

        The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. Components of our deferred tax assets, of which 99.4% has a valuation allowance, are principally related to domestic loss carryforwards and intangible assets. We release our valuation allowance when it is more likely than not that we would be able to utilize our deferred tax assets. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional, or less, valuation allowances quarterly. At September 30, 2002, we had recorded a valuation allowance of $92.3 million.

Related Party Transactions

        USA Interactive has provided advertising to us on its formerly wholly-owned television properties, Sci-Fi Channel and USA Network, which it contributed to a newly formed joint venture on May 7, 2002, for no additional shares of common stock or other consideration. During the nine months ended September 30, 2002, we received a total of $6.5 million from USA of which $4.8 million was provided to satisfy our obligations to third party business partners and $1.7 million was provided to us. USA Interactive is committed to provide an additional $7.0 million to satisfy the remaining third party obligation for no additional shares or consideration and notwithstanding the contribution of those television properties. However, there is no guarantee that USA Interactive will provide any other future advertising for no additional shares of common stock or other consideration.

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

Adjusted EBITDA

        Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") is defined as the Company's earnings before interest, taxes, depreciation, amortization, minority interest, merger and other non-recurring charges, advertising provided by USA Interactive (for which no consideration was paid by the Company), non-cash compensation, equity in net income (loss) of unconsolidated affiliates, investment losses, net, and other income and expenses. Adjusted EBITDA is presented herein as a management tool and as a valuation methodology for companies in the media, entertainment and communications industries. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies, including USA Interactive.

        The following is a reconciliation of Income (Loss) from Operations to Adjusted EBITDA for the nine months ended September 30, 2002 and 2001 (in thousands).

	Nine Months Ended September 30,
	2002	2001
Income (loss) from operations	$19,962	$(109,252)
Depreciation and amortization	74,800	153,901
Merger and other non-recurring charges	1,424	976
Advertising provided by USA	6,970	13,441
Non-cash compensation	5,961	1,030

Adjusted EBITDA	$109,117	$60,096

Results of Operations

        Revenues.    Revenues increased by $45.7 million, or 29%, to $203.2 million in the three months ended September 30, 2002 from $157.5 million in the three months ended September 30, 2001. The increase is primarily attributable to the increase of $28.2 million from ticketing operations and the increase of $20.9 million from personals, offset by the decrease of $3.5 million from city guide. Revenues increased by $86.0 million, or 17%, to $601.6 million in the nine months ended September 30, 2002 from $515.6 million for the nine months ended September 30, 2001. The increase is primarily attributable to the $56.5 million increase from personals and the $43.0 million increase from ticketing operations, offset by the $13.4 million decrease from city guide.

        Operating Costs and Other Expenses.    For the three months ended September 30, 2002, operating costs and other expenses decreased by $1.2 million, or 1%, to $198.2 million from $199.4 million in the 2001 quarterly period. The decrease is primarily due to the $25.5 million decrease in depreciation and amortization and the $3.8 million decrease in city guide operations costs, offset by the $12.3 million increase in ticketing operations costs to support the 21% increase in ticketing operations revenues, the $10.0 million increase in personals operations costs to support the 168% increase in personals revenues and the $3.6 million increase in sales and marketing expenses. The decrease in depreciation and amortization expense is primarily attributable to the adoption of new accounting rules resulting in the elimination of goodwill amortization and a decrease in other intangible asset amortization. The decrease in city guide costs (including operations and sales and marketing expenses) reflects Citysearch's initiatives to reduce its costs. The increase in ticketing operations costs (including operations and sales and marketing expenses) is primarily due to the growth in the ticketing business. The increase in personals costs (including operations and sales and marketing expenses) is primarily due to the growth in the personals business, an increase in offline advertising expenses and increased fees paid to distribution partners in connection with related revenue growth.

        For the nine months ended September 30, 2002, operating costs and other expenses decreased by $43.2 million, or 7%, to $581.6 million from $624.8 million in the 2001 nine-month period. The decrease is primarily due to the $79.1 million decrease in depreciation and amortization and the $11.5 million decrease in city guide operations costs reflecting Citysearch's initiatives to reduce operating costs, offset by the $23.6 million increase in personals operations costs to support the 178% increase in personals revenues, the $19.4 million increase in ticketing operations costs to support the 10% increase in ticketing operations revenues and the $5.0 million increase in general and administrative expenses. The increase in general and administrative expenses is primarily attributable to a one-time non-cash compensation charge related to one of the Company's former key executives and an increase in legal fees, offset in part by a change in the method of accounting for the Company's investment in its Australian ticketing subsidiary from consolidation to the equity method of accounting during the third quarter of 2001.

        Interest Income.    Interest income increased by $0.4 million, or 86%, to $0.8 million in the three months ended September 30, 2002 from $0.4 million in the three months ended September 30, 2001. For the nine months ended September 30, 2002, interest income increased by $0.5 million, or 26%, to $2.2 million from $1.7 million in the 2001 nine-month period. These increases are primarily due to higher cash balances invested offset, in part, by lower interest rates during the periods.

        Interest Expense.    For the nine months ended September 30, 2002, interest expense decreased by $2.3 million, or 91% to $0.2 million from $2.5 million in the 2001 nine-month period, primarily due to lower borrowing levels.

        Equity in Net Income of Unconsolidated Affiliates.    Equity in net income of unconsolidated affiliates of $0.2 million and equity in net loss of unconsolidated affiliates of $0.3 million during the three months ended September 30, 2002 and 2001, respectively, primarily represents $0.1 million and $0.2 million in income from our minority investment in Ticketmaster-Mexico and $0.1 million in income and $0.4 million in loss from our investment in Ticketmaster-Australia. Equity in net income of unconsolidated affiliates of $0.8 million for the nine months ended September 30, 2002 primarily represents income from our minority investment in Ticketmaster-Mexico. Equity in net income of unconsolidated affiliates of $0.7 million for the nine months ended September 30, 2001 primarily represents $1.1 million in income from our minority investment in Ticketmaster-Mexico and $0.4 million in loss from our investment in Ticketmaster-Australia.

        Income Tax Provision.    The provision for income taxes was $1.1 million and $0.7 million for the three months ended September 30, 2002 and 2001, respectively. The provision for income taxes was $7.7 million and $3.9 million for the nine months ended September 30, 2002 and 2001, respectively. The provision primarily reflects foreign and state income tax expense. Our effective tax rate differs from the statutory federal income tax rate, primarily due to non-deductible intangible assets, foreign income taxes, operating losses not benefited and changes in the valuation allowance. At September 30, 2002, the Company's balance sheet has a deferred tax asset of $52.2 million for a net operating loss which is fully offset by a valuation allowance. The Company will retain the valuation allowance until it is more likely than not that the Company will be able to utilize the net operating loss. Each quarter, the Company will evaluate the need for additional, or less, valuation allowances. If the valuation allowance is released, a portion of the benefit will be reflected in the income tax provision and a portion will be reflected as an increase in additional paid-in capital.

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

Ticketing Operations

        Revenues from ticketing operations increased by $28.2 million, or 21%, to $162.1 million for the three months ended September 30, 2002 from $133.9 million for the three months ended September 30, 2001. The revenue increase is primarily due to (a) an increase in the number of tickets sold and a 5% increase in average revenue per ticket which combined represents 104% of the total revenue increase and (b) an increase in camping reservations which represents 5% of the total revenue increase, offset by (c) lower revenues from the Company's subsidiary that sells and services computerized ticketing and concession systems primarily to movie theaters which represents a 6% negative component of the total revenue increase.

        Revenue from ticketing operations increased by $43.0 million, or 10%, to $490.9 million for the nine months ended September 30, 2002 from $447.9 million for the nine months ended September 30,

2001. The revenue increase is primarily due to (a) an increase in the number of tickets sold and a 4% increase in average revenue per ticket which combined represents 109% of the total revenue increase and (b) an increase in camping reservations which represents 5% of the total revenue increase, offset by (c) lower revenues from the Company's subsidiary that sells and services computerized ticketing and concession systems primarily to movie theaters which represents a 7% negative component of the total revenue increase and (d) lower advertising revenue which represents a 4% negative component of the total revenue increase.

        The increase in the number of tickets sold (from 19.3 million to 22.8 million for the three-month period and from 66.4 million to 71.0 million for the nine-month period) was primarily the result of an overall increase in tickets sold within existing domestic and international markets and the acquisitions of Ticketmaster-Norway in October 2001 and Ticketmaster-Netherlands in June 2002. These increases for the nine-month period were partially offset by changing the method of accounting for our investment in Ticketmaster-Australia to the equity method in the third quarter of 2001 which resulted in not consolidating their ticketing results since then.

        Cost related to ticketing operations revenues (including related sales and marketing and general and administrative costs) increased by $11.2 million, or 10%, to $126.2 million in the three months ended September 30, 2002 from $115.0 million in the three months ended September 30, 2001 and cost related to ticketing operations revenues (including related sales and marketing and general and administrative costs) increased by $15.2 million, or 4%, to $378.4 million in the nine months ended September 30, 2002 from $363.2 million in the nine months ended September 30, 2001, primarily due to the increase in related revenue growth. As a percentage of ticketing operations revenues, these costs decreased from 86% in the three months ended September 30, 2001 to 78% in the three months ended September 30, 2002 and from 81% in the nine months ended September 30, 2001 to 77% in the nine months ended September 30, 2002, primarily a result of greater fixed cost leverage and the change in the method of accounting for our investment in Ticketmaster-Australia in the third quarter of 2001. The decrease in costs during the nine months ended September 30, 2002 from a year ago was offset by a 1% increase in legal fees as a percentage of ticketing operations revenues.

        Adjusted EBITDA for the three months ended September 30, 2002 increased by $17.3 million, or 91%, to $36.3 million from $19.0 million in the 2001 quarterly period. Adjusted EBITDA for the nine months ended September 30, 2002 increased by $28.8 million, or 34%, to $113.6 million from $84.8 million for the nine months ended September 30, 2001. The increases in Adjusted EBITDA were primarily due to the related revenue growth and improved margins in the domestic and international operations, including the impact of the change in the method of accounting for our investment in Ticketmaster-Australia to the equity method in the third quarter of 2001. The increases in revenue and Adjusted EBITDA also were impacted by adverse effects in 2001 related to the events surrounding September 11, 2001.

Personals

        Personals revenues increased $20.9 million, or 168%, to $33.4 million for the three months ended September 30, 2002 from $12.5 million for the three months ended September 30, 2001. This increase is primarily attributable to a 163% increase in the average number of subscribers which includes, in small part, the acquisition of Soulmates Technology in April 2002. Personals revenues increased $56.5 million, or 178%, to $88.2 million for the nine months ended September 30, 2002 from $31.7 million for the nine months ended September 30, 2001. This increase is primarily attributable to a 163% increase in the average number of subscribers.

        Cost related to personals revenues (including related sales and marketing and general and administrative costs) increased by $19.6 million, or 254%, to $27.4 million in the three months ended September 30, 2002 from $7.8 million in the three months ended September 30, 2001. Cost related to personals revenues (including related sales and marketing and general and administrative costs) increased by $44.2 million, or 175%, to $69.4 million in the nine months ended September 30, 2002 from $25.2 million in the nine months ended September 30, 2001. These increases are attributable to operations costs associated with the growth in the personals business, primarily additional online and offline advertising expense including advertising provided by USA Interactive for which no consideration was paid by Ticketmaster and fees paid to distribution partners of the Company's online matchmaking services.

        Adjusted EBITDA for the three months ended September 30, 2002 increased by $1.2 million to $7.0 million from $5.8 million in the 2001 quarterly period. Adjusted EBITDA for the nine months ended September 30, 2002 increased by $14.6 million to $23.5 million from $8.9 million for the nine months ended September 30, 2001. Adjusted EBITDA was impacted by a significant increase in offline advertising expense during the three months ended September 30, 2002.

City Guide

        City guide revenues decreased $3.5 million, or 31%, to $7.6 million for the three months ended September 30, 2002 from $11.1 million for the three months ended September 30, 2001. City guide revenues decreased $13.4 million, or 37%, to $22.5 million for the nine months ended September 30, 2002 from $35.9 million for the nine months ended September 30, 2001. These decreases are primarily attributable to the continued softness in the online advertising market.

        Cost related to city guide revenues (including related sales and marketing and general and administrative costs) decreased by $8.5 million, or 39%, to $13.3 million in the three months ended September 30, 2002 from $21.8 million in the three months ended September 30, 2001. Cost related to city guide revenues (including related sales and marketing and general and administrative costs) decreased by $29.4 million, or 41%, to $43.0 million for the nine months ended September 30, 2002 from $72.4 million for the nine months ended September 30, 2001. These decreases are primarily attributable to reduced marketing expenses and savings in employee costs due to the reorganization of the city guide operations.

        Adjusted EBITDA loss for the three months ended September 30, 2002 improved by $3.3 million, or 39%, to $5.1 million from $8.4 million in the 2001 quarterly period. Adjusted EBITDA loss for the nine months ended September 30, 2002 improved by $6.8 million, or 26%, to $18.9 million from $25.7 million for the nine months ended September 30, 2001.

Other

        Other revenues of $0.1 million in the nine months ended September 30, 2001 represents income from TMC Realty, Inc. which was sold to USA Interactive in February 2001.

Liquidity and Capital Resources

        At September 30, 2002, Ticketmaster had $177.3 million of cash and cash equivalents, excluding funds representing amounts equal to the face value of tickets sold. Current operations are financed primarily from internally generated funds.

        Net cash provided by operating activities was $159.8 million for the nine months ended September 30, 2002 compared to net cash provided by operating activities of $62.9 million for the nine months ended September 30, 2001. The change primarily reflects an overall increase in Adjusted EBITDA and timing differences in net cash collections on behalf of clients and accrued expenses and amounts due to/from USA and affiliates.

        Net cash used in investing activities was $26.5 million for the nine months ended September 30, 2002. This cash was used primarily for capital expenditures of $25.4 million and for acquisitions of

$7.3 million offset by proceeds from the sale of marketable securities of $7.9 million. Net cash used in investing activities was $53.8 million for the nine months ended September 30, 2001. This cash was used primarily for acquisitions requiring $31.7 million and capital expenditures of $20.0 million offset by proceeds from the sale of marketable securities of $11.4 million.

        Net cash provided by financing activities was $19.6 million for the nine months ended September 30, 2002, primarily from the proceeds of stock option exercises totaling $20.8 million. Net cash used in financing activities was $11.0 million for the nine months ended September 30, 2001, consisting primarily of advances to USA Interactive of $9.5 million and debt payments of $5.1 million offset by proceeds of stock option exercises of $3.8 million.

        As of September 30, 2002, the Company had no material commitments other than those under existing capital and operating lease agreements. The Company will continue to evaluate possible acquisitions of, or investments in, businesses, products and technologies that are complementary to its own, which may require the use of cash. Management believes that existing cash and cash equivalents, marketable securities, amounts available from other sources, including USA Interactive, and the positive cash flow from the ticketing and personals operations will be sufficient to meet the Company's working capital and capital expenditures requirements for at least the next twelve months. Thereafter, Ticketmaster may be required to raise additional funds. Management cannot make assurances that the Company will not choose to or be required to raise additional financing prior to such time. If additional funds are raised through the issuance of equity securities, Ticketmaster's stockholders may experience significant dilution. Furthermore, management cannot make assurances that additional financing will be available when needed or that, if available, such financing will include terms favorable to the Company or its stockholders. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition and results of operations.

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

        Foreign exchange gains and losses were not material to the Company's earnings for the three and nine months ended September 30, 2002 and 2001.

Seasonality

        Ticketmaster's ticketing operations revenues are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by the client. The second quarter of the year generally experiences the most ticket on-sales for events.

Item 4. Controls and Procedures

        Within the 90-day period to the filing of this report, the Company, under the supervision, and with the participation, of the Company's management, including the CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

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

Tickets.com Litigation

        In the previously reported case of Ticketmaster Corporation and Ticketmaster Online-Citysearch, Inc. v. Tickets.com, Inc., Case No. 99-07654 HLH, the following matters have occurred since the Company's disclosure in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K") and in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "June 2002 Form 10-Q"): On September 4, 2002, the parties participated in a mediation conducted by a retired Federal District Court Judge, but have not agreed to settle the case. Pursuant to a stipulation between the parties, on September 13, 2002, the Court entered an Order dismissing Tickets.com's claims allegedly brought on behalf of the public under California Business and Professions Code Section 17200. The parties currently are engaged in document and deposition discovery in the matter. Tickets.com seeks monetary damages and injunctive relief which, if awarded or imposed, would have a material adverse effect on Ticketmaster. Ticketmaster is vigorously defending against the claims brought by Tickets.com. However, Ticketmaster can give no assurances that it will not incur material damages or costs in connection with the litigation.

Class Action Litigation Related To Magazine Sales

        Florida:    In the previously reported case of Victoria McLean V. Ticketmaster Corporation and Time, Inc., Case No. G0009564, the following matters have occurred since the Company's disclosure in the 2001 Form 10-K and the June 2002 10-Q. The summary judgment motion filed by Tickemaster and Time on May 31, 2002 is presently scheduled to be heard in February 2003. Discovery is continuing. Ticketmaster believes the claims are without merit and expects to vigorously defend against the lawsuit.

        California:    In the previously reported case of Rupert Fowler, an individual, On Behalf of the General Public, Plaintiffs v. Ticketmaster Corporation, Time Inc., and Does 1-100 inclusive, Defendants, the following matters have occurred since the Company's disclosure in the 2001 Form 10-K and the June 2002 10-Q: Pursuant to stipulation of the parties, the case was transferred to Los Angeles Superior Court on or about October 4, 2002. On November 6, 2002, it was assigned Los Angeles Superior Court case number BC 284584. Ticketmaster's response date presently is December 6, 2002. Ticketmaster believes the case is without merit, and is preparing to vigorously defend itself.

Shareholder Cases Related to USA Possible Exchange Proposal

        With respect to the previously reported complaints filed in connection with the proposed acquisition by USA of the minority interest it does not own in Ticketmaster, the following matters have occurred since the Company's disclosure in the 2001 Form 10-K and the June 2002 Form 10-Q: On October 10, 2002, Ticketmaster and USA announced that they have entered into an agreement pursuant to which Ticketmaster would be merged with USA. The agreement followed the unanimous recommendation of an independent Special Committee of the Tickemaster Board of Directors. USA, which has been the controlling stockholder and majority owner of Ticketmaster, would acquire all Ticketmaster shares that it does not presently own in a tax-free transaction. The actions as to Ticketmaster in Delaware have been consolidated under the following caption: In re Ticketmaster Shareholders Litigation (Delaware Court of Chancery, Consolidated C.A. No. 19663-NC). On August 6,

2002, the California case, which is captioned Harbor Finance Partners, on behalf of itself and all others similarly situated, plaintiff v. Terry Barnes, et al. defendants, United States District Court, Central District Court of California, Case No. 02-04401 TJH, was dismissed without prejudice. The Company believes the allegations in the cases involving Ticketmaster and its directors are without merit and intends to defend itself against the actions vigorously.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Exhibit Title	Notes
10.1	Employment Agreement dated as of June 1, 2002 between Ticketmaster and Tom McInerney.	†

  †
  Filed herewith.

  (b)
  Reports on Form 8-K

          On July 23, 2002, the Company filed a Current Report on Form 8-K in connection with the release of the registrant's financial results for the quarter ended June 30, 2002.

          On August 14, 2002, the Company filed a Current Report on Form 8-K relating to the delivery to the SEC of correspondence accompanying its Periodic Report on Form 10-Q for the quarter ended June 30, 2002 (i.e., the certifications of such Form 10-Q required by Section 906 of the Sarbanes-Oxley Act of 2002).

          On October 10, 2002, the Company filed a Current Report on Form 8-K relating to the Registrant's press release announcing that USA Interactive and Ticketmaster have entered into an agreement by which Ticketmaster would be merged with USA Interactive.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002	TICKETMASTER

	By:	/s/ JOHN PLEASANTS John Pleasants Chief Executive Officer (Principal Executive Officer)

	By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Chief Financial Officer, Executive Vice President (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, John Pleasants, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Ticketmaster;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	TICKETMASTER
	By:	/s/ JOHN PLEASANTS John Pleasants Chief Executive Officer (Principal Executive Officer)

I, Thomas J. McInerney, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Ticketmaster;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	TICKETMASTER
	By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Chief Financial Officer, Executive Vice President (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title	Notes
10.1	Employment Agreement dated as of June 1, 2002 between Ticketmaster and Tom McInerney.	†

†
Filed herewith.

QuickLinks

FORM 10-Q
TICKETMASTER FORM 10-Q INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
TICKETMASTER CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share information)
TICKETMASTER CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share information)
TICKETMASTER CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Ticketmaster Notes to Condensed Consolidated Financial Statements (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS