Form 10-Q
period 2008-06-30
TICKETMASTER
filed 2008-09-22
CIK 1006637

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-34064

TICKETMASTER
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4546874 (I.R.S. Employer Identification No.)
8800 Sunset Blvd., West Hollywood, CA 90069 (Address of Registrant's principal executive offices)
(310) 360-3300 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        As of September 18, 2008, the following shares of the Registrant's common stock were outstanding: 56,195,031

 EXPLANATORY NOTE

        On July 1, 2008, the Board of Directors of IAC/InterActiveCorp, a Delaware corporation ("IAC"), approved a plan to separate IAC into five separate, publicly traded companies via the distribution of all of the outstanding shares of common stock of four wholly-owned subsidiaries, including Ticketmaster, a Delaware corporation ("Ticketmaster" or the "Company"). On August 20, 2008, in connection with the spin-off, IAC distributed to its stockholders all of the outstanding shares of Common Stock, par value $0.01 per share, of Ticketmaster.

        Prior to the spin-off, Ticketmaster entered into a Separation and Distribution Agreement and several other agreements with IAC and the other Spincos (as defined below) to effect the separation of the Spincos and provide a framework for the relationships of the Spincos with IAC and each of the other Spincos.

        Except as otherwise indicated or unless the context otherwise requires, (i) "IAC/InterActiveCorp" and "IAC" refer to IAC/InterActiveCorp and its consolidated subsidiaries other than, for all periods following the spin-off, HSN, Inc., Interval Leisure Group, Inc., Tree.com, Inc. and Ticketmaster and their respective subsidiaries (the "Spincos"), all of which were spun off from IAC concurrent with the Ticketmaster spin-off, (ii) "Ticketmaster," the "Company," "we," "our" or "us" refers to Ticketmaster, and (iii) "Spin-Off," "spin-off," "separation" or "distribution" refers to the distribution by IAC of the common stock of the Company and the other Spincos.

        For further information regarding the presentation of financial information in this Quarterly Report on Form 10-Q, please see Note 1—Basis of Presentation to the combined financial statements.

 TICKETMASTER

INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Combined Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)	1
	Combined Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	2
	Combined Statement of Invested Equity as of June 30, 2008 (unaudited) and December 31, 2007	3
	Combined Statements of Cash Flows for the Six Months ended June 30, 2008 and 2007 (unaudited)	4
	Notes to Unaudited Combined Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4T.	Controls and Procedures	28
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 6.	Exhibits	29
SIGNATURES		30

i

 PART 1—FINANCIAL STATEMENTS

Item 1.    Combined Financial Statements

TICKETMASTER AND SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Service revenue	$378,945	$288,210	$723,762	$588,757
Interest on funds held for clients	3,424	5,206	7,588	8,236

Total revenue	382,369	293,416	731,350	596,993
Cost of sales (exclusive of depreciation shown separately below)	248,549	183,860	469,571	368,644

Gross profit	133,820	109,556	261,779	228,349
Selling and marketing expense	24,636	8,158	44,029	15,231
General and administrative expense	45,644	39,892	87,497	74,150
Amortization of intangibles	11,535	6,667	20,403	13,520
Depreciation	11,828	9,471	22,883	18,592

Operating income	40,177	45,368	86,967	106,856
Other income (expense):
Interest income	1,430	8,499	3,022	13,877
Interest expense	(6,868)	(133)	(5,905)	(399)
Equity in (losses) income of uncombined affiliates	(1,468)	960	(802)	1,825
Other (expense) income	(287)	(208)	657	(125)

Total other (expense) income, net	(7,193)	9,118	(3,028)	15,178

Earnings before income taxes and minority interest	32,984	54,486	83,939	122,034
Income tax provision	(10,854)	(19,873)	(29,675)	(44,510)
Minority interest in losses of combined subsidiaries	882	191	1,455	205

Net income	$23,012	$34,804	$55,719	$77,729

The accompanying Notes to Unaudited Combined Financial Statements are an integral part of these statements.

TICKETMASTER AND SUBSIDIARIES

COMBINED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
	(In thousands)
ASSETS
Cash and cash equivalents	$520,795	$568,417
Restricted cash	—	853
Marketable securities	4,133	—
Accounts receivable, client accounts	112,658	99,453
Accounts receivable, trade, net of allowance of $7,140 and $2,346, respectively	44,035	33,979
Deferred income taxes	8,064	5,883
Contract advances	54,915	63,126
Prepaid expenses and other current assets	40,317	21,149

Total current assets	784,917	792,860
Property and equipment, net	112,434	95,122
Goodwill	1,389,179	1,090,418
Intangible assets, net	224,635	92,325
Long-term investments	126,980	149,295
Other non-current assets	95,890	86,514

TOTAL ASSETS	$2,734,035	$2,306,534

LIABILITIES AND INVESTED EQUITY
LIABILITIES:
Accounts payable, client accounts	$478,003	$413,075
Accounts payable, trade	19,199	14,698
Accrued compensation and benefits	28,355	31,171
Deferred revenue	31,278	19,829
Income taxes payable	1,565	1,721
Other accrued expenses and current liabilities	41,156	42,449

Total current liabilities	599,556	522,943
Income taxes payable	1,022	982
Other long-term liabilities	7,266	3,204
Deferred income taxes	66,245	32,416
Minority interest	7,331	7,812
Commitments and contingencies
INVESTED EQUITY:
Invested capital	2,604,162	2,172,497
Receivables from IAC and subsidiaries	(606,947)	(474,110)
Accumulated other comprehensive income	55,400	40,790

Total invested equity	2,052,615	1,739,177

TOTAL LIABILITIES AND INVESTED EQUITY	$2,734,035	$2,306,534

The accompanying Notes to Unaudited Combined Financial Statements are an integral part of these statements.

TICKETMASTER AND SUBSIDIARIES

COMBINED STATEMENT OF INVESTED EQUITY

(Unaudited)

	Total	Invested Capital	Receivables from IAC and Subsidiaries	Accumulated Other Comprehensive Income
	(In thousands)
Balance as of December 31, 2007	$1,739,177	$2,172,497	$(474,110)	$40,790
Comprehensive income:
Net income for the six months ended June 30, 2008	55,719	55,719	—	—
Foreign currency translation	14,610	—	—	14,610

Comprehensive income	70,329
Net transfers from IAC (principally funding for acquisitions)	375,946	375,946	—	—
Net change in receivables from IAC and subsidiaries	(132,837)	—	(132,837)	—

Balance as of June 30, 2008	$2,052,615	$2,604,162	$(606,947)	$55,400

The accompanying Notes to Unaudited Combined Financial Statements are an integral part of these statements.

TICKETMASTER AND SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$55,719	$77,729
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	20,403	13,520
Depreciation	22,883	18,592
Non-cash compensation expense	11,393	4,942
Deferred income taxes	(2,703)	(5,606)
Equity in losses (income) of uncombined affiliates, net of dividends	4,290	3,529
Minority interest in losses of combined subsidiaries	(1,455)	(205)
Changes in current assets and liabilities:
Accounts receivable	(5,282)	(2,126)
Prepaid expenses and other current assets	(12,020)	(2,529)
Accounts payable and other current liabilities	(31,242)	(13,143)
Income taxes payable	(5,442)	(1,799)
Deferred revenue	5,652	282
Funds collected on behalf of clients, net	42,530	32,347
Other, net	3,988	495

Net cash provided by operating activities	108,714	126,028

Cash flows from investing activities:
Transfers (to) from IAC	(141,914)	17,256
Acquisitions, net of cash acquired	(393,545)	(31,260)
Capital expenditures	(23,240)	(21,361)
Purchase of marketable securities	(4,176)	—
Increase in long-term investments	(257)	(77)

Net cash used in investing activities	(563,132)	(35,442)

Cash flows from financing activities:
Capital contributions from IAC	393,545	31,260
Principal payments on long-term obligations	(929)	(1,582)
Excess tax benefits from stock-based awards	53	2,489

Net cash provided by financing activities	392,669	32,167

Effect of exchange rate changes on cash and cash equivalents	14,127	11,346

Net (decrease) increase in cash and cash equivalents	(47,622)	134,099
Cash and cash equivalents at beginning of period	568,417	317,577

Cash and cash equivalents at end of period	$520,795	$451,676

The accompanying Notes to Unaudited Combined Financial Statements are an integral part of these statements.

TICKETMASTER AND SUBSIDIARIES

NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Spin-Off

        On August 20, 2008, IAC/InterActiveCorp ("IAC") distributed (the "spin-off") to its stockholders all of the outstanding shares of common stock, par value $0.01 per share, of Ticketmaster. Ticketmaster's businesses include the businesses that formerly comprised IAC's Ticketmaster segment, which consists of its domestic and international ticketing and ticketing related businesses, subsidiaries and investments, excluding its ReserveAmerica subsidiary and its investment in Active.com. Ticketmaster includes IAC's investment in Front Line Management Group, Inc. ("Front Line"). We refer to our businesses as the "Ticketmaster Businesses."

Basis of Presentation

        The historical combined financial statements of Ticketmaster and its subsidiaries reflect the historical financial position, results of operations and cash flows of the Ticketmaster Businesses since their respective dates of acquisition by IAC, and the allocation to Ticketmaster of certain IAC corporate expenses relating to the Ticketmaster Businesses based on the historical consolidated financial statements and accounting records of IAC and using the historical results of operations and historical bases of the assets and liabilities of the Ticketmaster Businesses. However, for the purposes of these financial statements, income taxes have been computed for Ticketmaster on an as if stand-alone, separate tax return basis. These financial statements are prepared on a combined, rather than a consolidated, basis because they exclude ReserveAmerica and the investment in Active.com that were owned, and include the investment in Front Line that was not owned, either directly or indirectly, prior to the spin-off by legal entities that comprise the Ticketmaster Businesses. The ownership of ReserveAmerica and the investment in Active.com were retained by IAC after the spin-off. These combined financial statements present IAC's and its subsidiaries net investment in the Ticketmaster Businesses as invested equity in lieu of shareholders' equity. Intercompany transactions and accounts have been eliminated.

        In the opinion of Ticketmaster's management, the assumptions underlying the historical combined financial statements of Ticketmaster are reasonable. However, this financial information does not necessarily reflect what the historical financial position, results of operations and cash flows of Ticketmaster would have been had Ticketmaster been a stand-alone company during the periods presented.

        The accompanying unaudited combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of Ticketmaster's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited combined financial statements should be read in conjunction with Ticketmaster's audited combined financial statements and notes thereto for the year ended December 31, 2007.

Company Overview

        Ticketmaster is the world's leading live entertainment ticketing and marketing company, providing ticket sales, ticket resale services, marketing and distribution through www.ticketmaster.com, one of the

TICKETMASTER AND SUBSIDIARIES

NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

largest e-commerce sites on the internet, approximately 6,700 independent sales outlets and 19 call centers worldwide. Ticketmaster serves leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters in the United States and abroad, including Australia, Canada, China, Denmark, Finland, Germany, Ireland, the Netherlands, New Zealand, Norway, Spain, Sweden, Turkey and the United Kingdom. Ticketmaster is also a party to joint ventures with third parties to provide ticket distribution services in Mexico and to supply ticketing services for the 2008 Beijing Olympic Games. Ticketmaster licenses its technology in Mexico, Argentina, Brazil, Chile, China and Belgium.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

        Ticketmaster's management is required to make certain estimates and assumptions during the preparation of its combined financial statements in accordance with U.S. generally accepted accounting principles. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the combined financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

        Significant estimates underlying the accompanying combined financial statements include: the recoverability of contract advances; the recoverability of long-lived assets; the recovery of goodwill and intangible assets; the determination of income taxes payable and deferred income taxes, including related valuation allowances; and assumptions related to the determination of stock-based compensation.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Ticketmaster adopted SFAS 157 on January 1, 2008 for financial assets and liabilities. Adoption of FAS 157 with respect to financial assets and liabilities did not have a material impact on Ticketmaster's combined financial position and results of operations. As of June 30, 2008, Ticketmaster's financial assets consisted of cash and marketable securities which are measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy) in accordance with SFAS 157.

        In February 2008, the FASB issued FSP FAS 157-2, Effective date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt SFAS No. 157 for non-financial assets and non-financial liabilities on January 1, 2009 and does not expect the provisions to have a material effect on its results of operations, financial position or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115." SFAS 159 allows companies to elect fair-value measurement when an eligible financial asset or financial liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that financial

TICKETMASTER AND SUBSIDIARIES

NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

asset or financial liability. SFAS 159 became effective for Ticketmaster on January 1, 2008, however, Ticketmaster did not elect the fair value measurement provision for any of our financial assets or liabilities, and as a result the adoption of SFAS 159 had no effect on Ticketmaster's combined financial position or results of operations.

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of combined net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 will be applied prospectively, except as it relates to disclosures, for which the effects will be applied retrospectively for all periods presented. Early adoption is not permitted. Ticketmaster is currently assessing the impact of SFAS No. 160 on its combined financial position, results of operations and cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning after December 15, 2008. Early adoption is not permitted. Ticketmaster is currently assessing the impact of the adoption of SFAS No. 141R on its combined financial position, results of operations and cash flows.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	June 30, 2008	December 31, 2007
Goodwill	$1,389,179	$1,090,418
Intangible assets with indefinite lives	62,585	62,560
Intangible assets with definite lives, net	162,050	29,765

Total goodwill and intangible assets, net	$1,613,814	$1,182,743

TICKETMASTER AND SUBSIDIARIES

NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At June 30, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$166,301	$(156,386)	$9,915	6.0
Broker relationships	63,800	(1,772)	62,028	12.0
Customer lists	34,600	(2,503)	32,097	7.0
Technology	32,815	(11,215)	21,600	3.4
Distribution agreements	28,903	(23,245)	5,658	4.3
Other	44,792	(14,040)	30,752	7.3

Total	$371,211	$(209,161)	$162,050

        At December 31, 2007, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$163,681	$(145,637)	$18,044	6.1
Distribution agreements	28,109	(20,567)	7,542	4.2
Technology	8,587	(8,397)	190	4.0
Other	14,752	(10,763)	3,989	5.2

Total	$215,129	$(185,364)	$29,765

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on June 30, 2008 balances, such amortization for the remainder of 2008 and each of the next five years and thereafter is estimated to be as follows (in thousands):

Remaining six months of 2008	$16,656
2009	28,710
2010	23,977
2011	15,513
2012	12,765
2013	12,051
2014 and thereafter	52,378

$162,050

        The following table presents the balance of goodwill, including changes in the carrying amount of goodwill, for the six months ended June 30, 2008 (in thousands):

Balance As of January 1, 2008	Additions	(Deductions)	Foreign Exchange Translation	Balance As of June 30, 2008
$1,090,418	$293,760	$(14)	$5,015	$1,389,179

TICKETMASTER AND SUBSIDIARIES

NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Additions principally relate to the acquisitions of TicketsNow, Paciolan, and GET ME IN! LTD. The aggregate purchase price for these acquisitions totaled approximately $425 million. Ticketmaster identified approximately $151.5 million of intangible assets other than goodwill. The goodwill recognized amounted to approximately $289.3 million. The purchase price allocation for each of these acquisitions is preliminary and subject to adjustment during the allocation period, which is not expected to last beyond a year from the respective date of purchase, and as such the goodwill may change.

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	June 30, 2008	December 31, 2007
Computer equipment and capitalized software	$293,661	$260,983
Leasehold improvements	17,460	14,180
Furniture and other equipment	21,168	18,375
Projects in progress	12,589	10,249
Land	2,471	2,500

	347,349	306,287
Less: accumulated depreciation and amortization	(234,915)	(211,165)

Total property and equipment, net	$112,434	$95,122

NOTE 5—SEGMENT INFORMATION

        Ticketmaster has one operating segment based upon how the chief operating decision maker and executive management view the business, its organizational structure and the type of service provided, which primarily is online and offline ticketing services.

        Ticketmaster's primary metric is Operating Income Before Amortization, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization and impairment of intangibles, (3) goodwill impairment, (4) pro forma adjustments for significant acquisitions, and (5) one-time items. Ticketmaster believes this measure is useful to investors because it represents its combined operating results taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to Ticketmaster's statement of operations of certain expenses, including non-cash compensation and acquisition-related accounting.

TICKETMASTER AND SUBSIDIARIES

NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

        The following table reconciles Operating Income Before Amortization to operating income and net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Income Before Amortization	$58,340	$55,098	$118,763	$125,318
Non-cash compensation expense	(6,628)	(3,063)	(11,393)	(4,942)
Amortization of intangibles	(11,535)	(6,667)	(20,403)	(13,520)

Operating income	40,177	45,368	86,967	106,856
Interest income	1,430	8,499	3,022	13,877
Interest expense	(6,868)	(133)	(5,905)	(399)
Equity in (losses) income of uncombined affiliates	(1,468)	960	(802)	1,825
Other (expense) income	(287)	(208)	657	(125)
Income tax provision	(10,854)	(19,873)	(29,675)	(44,510)
Minority interest in losses of combined subsidiaries	882	191	1,455	205

Net income	$23,012	$34,804	$55,719	$77,729

        Non-cash compensation expense in the table above is included in the following line items in the accompanying combined statements of operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of sales	$303	$242	$538	$390
Selling and marketing expense	330	265	588	428
General and administrative expense	5,995	2,556	10,267	4,124

Non-cash compensation expense	$6,628	$3,063	$11,393	$4,942

        Ticketmaster maintains operations in the United States, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
United States	$261,553	$200,137	$501,260	$409,214
All other countries	120,816	93,279	230,090	187,779

Total	$382,369	$293,416	$731,350	$596,993

TICKETMASTER AND SUBSIDIARIES

NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

	June 30, 2008	December 31, 2007
Long-lived assets (excluding goodwill and intangible assets):
United States	$81,383	$63,021
All other countries	31,051	32,101

Total	$112,434	$95,122

NOTE 6—EQUITY INVESTMENTS IN UNCOMBINED AFFILIATES

        At June 30, 2008 and December 31, 2007, Ticketmaster's equity investments in uncombined affiliates totaled $122.6 million and $145.2 million, respectively, and are included in "Long-term investments" in the accompanying combined balance sheets. On June 9, 2008 IAC sold a portion of its investment in Front Line to Madison Square Garden, L.P. at the same per share price that IAC paid to acquire its investment in Front Line.

        Summarized aggregated financial information for Ticketmaster's equity investments is as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
Net sales	$112,198	$67,011
Gross profit	54,638	42,239
Net income	2,200	5,173

NOTE 7—COMPREHENSIVE INCOME

        Comprehensive income is comprised of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$23,012	$34,804	$55,719	$77,729
Foreign currency translation	2,326	5,847	14,610	8,459

Comprehensive income	$25,338	$40,651	$70,329	$86,188

        Accumulated other comprehensive income for the three and six months ended June 30, 2008 and June 30, 2007 is solely related to foreign currency translation.

NOTE 8—INCOME TAXES

        Ticketmaster calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28 and FASB Interpretation No. 18. At the end of each interim period, Ticketmaster makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, or judgment on the realizability of a

TICKETMASTER AND SUBSIDIARIES

NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

        The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter. Included in the income tax provision for the three months ended June 30, 2008 is a benefit of $0.4 million due to a change in the estimated annual effective tax rate from that used in the first quarter.

        For the three and six months ended June 30, 2008, Ticketmaster recorded a tax provision of $10.9 million and $29.7 million, respectively, which represent effective tax rates of 33% and 35%, respectively. The tax rate for the three months ended June 30, 2008 is lower than the federal statutory rate of 35% due principally to foreign income taxed at lower rates and tax benefit related to foreign dividends, partially offset by state and local income taxes. The tax rate for the six months ended June 30, 2008 approximates the federal statutory rate of 35% principally due to state and local income taxes, offset by foreign income taxed at lower rates and foreign tax credits from foreign dividends.

        For the three and six months ended June 30, 2007, Ticketmaster recorded a tax provision of $19.9 million and $44.5 million, respectively, representing an effective tax rate of 36%. The tax rate for the three and six months ended June 30, 2007 is higher than the federal statutory rate of 35% due principally to state and local income taxes.

        As of December 31, 2007 and June 30, 2008, Ticketmaster had unrecognized tax benefits of approximately $5.5 million. Included in unrecognized tax benefits at June 30, 2008 is approximately $4.6 million for tax positions included in IAC's consolidated tax return filings that will remain a liability of IAC after the spin-off. Ticketmaster recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the three and six months ended June 30, 2008 is $0.1 million and $0.2 million, net of related deferred taxes, for interest on unrecognized tax benefits. At June 30, 2008, Ticketmaster has accrued $1.1 million for the payment of interest. There are no material accruals for penalties.

        By virtue of previously filed separate company and consolidated tax returns with IAC, Ticketmaster is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by Ticketmaster are recorded in the period they become known.

        The IRS is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2003, which includes the operations of Ticketmaster from January 17, 2003, the date which Ticketmaster joined the IAC consolidated tax return. The statute of limitations for these

TICKETMASTER AND SUBSIDIARIES

NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

years has been extended to December 31, 2009. Various IAC consolidated state, local and foreign jurisdictions are currently under examination, the most significant of which are California, Florida, New York state and New York City, for various tax years after December 31, 2001. These examinations are expected to be completed by late 2008.

        Ticketmaster believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $3.6 million within twelve months of the current reporting date due to the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

NOTE 9—CONTINGENCIES

        In the ordinary course of business, Ticketmaster is a party to various lawsuits. Ticketmaster establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against Ticketmaster, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of Ticketmaster, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. It is possible that an unfavorable outcome of one or more of these lawsuits could have a material impact on the liquidity, results of operations, or financial condition of Ticketmaster. Ticketmaster also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 8 for discussion related to income tax contingencies.

NOTE 10—RELATED PARTY TRANSACTIONS

        Ticketmaster's expenses include allocations from IAC of costs associated with IAC's accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These expenses were allocated based on the ratio of Ticketmaster's revenue as a percentage of IAC's total revenue. Allocated costs were $0.8 million and $0.7 million for the three months ended June 30, 2008 and 2007, respectively, and $1.8 million and $1.5 million for the six months ended June 30, 2008 and 2007, respectively, and are included in "General and administrative expense" in the accompanying combined statements of operations. It is not practicable to determine the amounts of these expenses that would have been incurred had Ticketmaster operated as an unaffiliated entity. In the opinion of management, the allocation method is reasonable.

        The portion of interest expense reflected in the combined statements of operations that is intercompany in nature was $6.3 millions and $4.6 million for the three and six months ended June 30, 2008, respectively. The portion of interest income reflected in the combined statements of operations that is intercompany in nature was $7.6 million and $12.2 million for the three and six months ended June 30, 2007, respectively. This intercompany interest relates to the receivables from IAC.

TICKETMASTER AND SUBSIDIARIES

NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 10—RELATED PARTY TRANSACTIONS (Continued)

        An analysis of Ticketmaster's receivables from IAC and subsidiaries is as follows (in thousands):

June 30, 2008
Receivables from IAC and subsidiaries at December 31, 2007	$474,110
Cash transfers from IAC related to its centrally managed U.S. treasury function	170,905
Interest expense	(4,587)
Employee equity instruments and associated tax withholdings	4,053
Taxes (excludes tax withholdings associated with employee equity instruments)	(23,601)
Allocation of non-cash compensation expense	(6,800)
Administrative expenses and other	(7,133)

Receivables from IAC and subsidiaries at June 30, 2008	$606,947

Relationship Between IAC and Ticketmaster after the Spin-Off

        For purposes of governing certain of the ongoing relationships between Ticketmaster and IAC at and after the spin-off, and to provide for an orderly transition, Ticketmaster and IAC entered into a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement, among other agreements.

NOTE 11—SUBSEQUENT EVENTS

        In connection with the Spin-Off, Ticketmaster distributed approximately $726 million in cash to IAC on August 20, 2008. This distribution was funded in part through borrowings of $100 million and $350 million of Term Loan A and B loans, respectively , pursuant to the Credit Agreement entered into by Ticketmaster and certain of its subsidiaries on July 25, 2008 (the "Credit Agreement"). On August 20, 2008, each of Ticketmaster's direct and indirect domestic subsidiaries became a party to the Credit Agreement as a guarantor of Ticketmaster's obligations and pledged certain of its assets as security for those obligations. Ticketmaster has borrowed $15 million of revolving loans pursuant to the revolving portion of the Credit Agreement.

        The remainder of the $726 million distribution was funded by the net proceeds from Ticketmaster's private placement of $300 million aggregate principal amount of 10.75% senior unsecured notes due 2016 (the "Ticketmaster Notes") issued pursuant to an Indenture between Ticketmaster and The Bank of New York Mellon on July 28, 2008 (the "Indenture"). On August 20, 2008, a subsidiary that was transferred to Ticketmaster in connection with the pre-Spin-Off restructuring became a guarantor of Ticketmaster's obligations under the Ticketmaster Notes pursuant to a Supplemental Indenture to the Indenture. Interest on the Ticketmaster Notes is payable semi-annually in cash in arrears on August 1 and February 1 of each year, commencing February 1, 2009.

        Also in connection with the Spin-off, on August 20, 2008 the Ticketmaster Board of Directors and IAC, in its capacity as sole stockholder of Ticketmaster, approved both the Ticketmaster Deferred Compensation Plan for Non-Employee Directors and the Ticketmaster 2008 Stock and Annual Incentive Plan (the "2008 Incentive Plan"), each of which became effective on that date. As a result, non-employee members of Ticketmaster's Board of Directors were each awarded 4,621 Ticketmaster restricted stock units under the 2008 Incentive Plan.

Item 2.    Management's Discussion and Analysis of the Financial Condition and Results of Operations

GENERAL

Forward-Looking Statements

        Forward-looking statements in this Quarterly Report are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. Forward-looking statements include the information regarding future financial performance, business prospects and strategy, including the realization of anticipated benefits related to the spin-offs, as well as anticipated financial position, liquidity and capital needs and other similar matters, in each case relating to the Company.

        Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

  •
  adverse changes in economic conditions generally or in any of the markets or industries in which the businesses of the Company operate;

  •
  changes in senior management at the Company;

  •
  adverse changes to, or interruptions in, relationships with third parties;

  •
  changes affecting the ability of the Company to efficiently maintain and grow the market share of its various brands, as well as to extend the reach of these brands through a variety of distribution channels and to attract new (and retain existing) customers;

  •
  consumer acceptance of new products and services offered by the Company;

  •
  the rates of growth of the Internet and the e-commerce industry;

  •
  changes adversely affecting the ability of the Company to adequately expand the reach of its businesses into various international markets, as well as to successfully manage risks specific to international operations and acquisitions, including the successful integration of acquired businesses;

  •
  future regulatory and legislative actions and conditions affecting the Company, including:
  •
  the promulgation of new, and/or the amendment of existing laws, rules and regulations applicable to the Company and its businesses; and

  •
  changes in the application or interpretation of existing laws, rules and regulations in the case of the businesses of the Company. In each case, laws, rules and regulations include, among others, those relating to sales, use, value-added and other taxes, software programs, consumer protection and privacy, intellectual property, the Internet and e-commerce;

  •
  competition from other companies;

  •
  changes adversely affecting the ability of the Company and its businesses to adequately protect intellectual property rights, as well as to obtain licenses or other rights with respect to intellectual property in the future, which may or may not be available on favorable terms (if at all);

  •
  the substantial indebtedness of the Company and the possibility that the Company may incur additional indebtedness;

  •
  third-party claims alleging infringement of intellectual property rights by the Company or its businesses, which could result in the expenditure of significant financial and managerial resources, injunctions or the imposition of damages, as well as the need to enter into formal licensing or other similar arrangements with such third parties, which may or may not be available on favorable terms (if at all); and

  •
  natural disasters, acts of terrorism, war or political instability.

        Certain of these factors and other factors, risks and uncertainties are discussed in the "Risk Factors" section of the Company's Post-Effective Amendment No. 1 to Form S-1 filed with the SEC on August 20, 2008, which is attached as Exhibit 99.2 hereto. Other unknown or unpredictable factors may also cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond the control of the Company.

        You should consider the areas of risk described above, as well as those set forth in the "Risk Factors" section of the Company's Post-Effective Amendment No. 1 to Form S-1 filed with the SEC on August 20, 2008, which is attached as Exhibit 99.2 hereto, in connection with considering any forward-looking statements that may be made by the Company generally. Except for the ongoing obligations of the Company to disclose material information under the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required to do so by law.

Management Overview

        On August 20, 2008, IAC/InterActiveCorp ("IAC") distributed (the "spin-off") to its stockholders all of the outstanding shares of common stock, par value $0.01 per share, of Ticketmaster. Our businesses include the businesses that formerly comprised IAC's Ticketmaster segment, which consists of its domestic and international ticketing and ticketing related businesses, subsidiaries and investments, excluding its ReserveAmerica subsidiary and its investment in Active.com. Ticketmaster includes IAC's investment in Front Line Management Group, Inc. ("Front Line"). We refer to our businesses as the "Ticketmaster Businesses."

Results of operations for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007:

Revenue

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Domestic	$261,553	31%	$200,137
International	120,816	30%	93,279

Total revenue	$382,369	30%	$293,416

        Revenue in 2008 increased $89.0 million, or 30%, from 2007 driven by increases in both domestic and international revenue as worldwide tickets sold increased 7%, with a 10% increase in average revenue per ticket. Domestic revenue grew by 31%, primarily due to a 9% increase in average revenue per ticket, a 5% increase in the number of tickets sold and contributions from The V.I.P. Tour Company ("TicketsNow") and Paciolan, Inc. ("Paciolan"), acquired in February and January 2008, respectively. The increase in average domestic revenue per ticket resulted from higher convenience and processing fees due, in part, to annual contractual increases. International revenue grew by 30%, or 21% excluding the impact of foreign exchange, primarily due to a 13% increase in average revenue per ticket along with a 9% increase in the number of tickets sold. Both the increases in the average revenue per ticket and the number of tickets sold primarily resulted from increased revenue from Canada, China (Emma Entertainment acquired in August 2007) and Australia. Acquisitions contributed approximately $45.0 million to Ticketmaster's overall revenue growth in 2008.

        Ticketmaster's largest client, Live Nation, Inc. ("Live Nation") (including its subsidiary House of Blues), represented approximately 18% and 23% of its combined revenue for the three months ended June 30, 2008 and 2007, respectively. Ticketmaster anticipates that none of the Live Nation agreements will be renewed upon their expiration, which range from December 31, 2008 through March 1, 2010.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Domestic	$501,260	22%	$409,214
International	230,090	23%	187,779

Total revenue	$731,350	23%	$596,993

        Revenue in 2008 increased $134.4 million, or 23%, from 2007 driven by increases in both domestic and international revenue as worldwide tickets sold increased 5%, with an 8% increase in average revenue per ticket. Domestic revenue grew by 22%, primarily due to contributions from TicketsNow and Paciolan, acquired in February and January 2008, respectively, as well as an 8% increase in average revenue per ticket and a 3% increase in the number of tickets sold. The increase in average domestic revenue per ticket resulted from higher convenience and processing fees as noted above in the three month discussion. International revenue grew by 23%, or 13% excluding the impact of foreign exchange, primarily due to an 11% increase in average revenue per ticket along with a 7% increase in the number of tickets sold. Both the increases in the average revenue per ticket and the number of tickets sold primarily resulted from increased revenue from Canada, China (Emma Entertainment acquired in August 2007) and Australia. Acquisitions contributed approximately $61.9 million to Ticketmaster's overall revenue growth in 2008.

        Live Nation (including its subsidiary House of Blues) represented approximately 17% and 20% of Ticketmaster's combined revenue for the six months ended June 30, 2008 and 2007, respectively.

Cost of sales

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Cost of sales	$248,549	35%	$183,860
As a percentage of total revenue	65%	234 bp	63%
Gross margin	35%	(234) bp	37%

bp = basis points

        Cost of sales consists primarily of ticketing royalties, credit card processing fees and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in call center functions. Ticketing royalties relate to Ticketmaster's clients' share of convenience and order processing charges.

        Cost of sales in 2008 increased $64.7 million from 2007, primarily due to increases of $20.5 million in ticketing royalties, $13.9 million in compensation and other employee-related costs and $6.8 million in credit card processing fees which resulted from an increase in ticket volume processed. Included in these increases is the impact of acquisitions not in the year ago period, which contributed $1.7 million, $7.3 million and $1.9 million to ticketing royalties, compensation and other employee-related costs and credit card processing fees, respectively. Excluding the impact of acquisitions not in the year ago period, cost of sales increased $36.4 million, or 20%. The increase in ticketing royalties is due to increased revenue and higher royalty rates which are driven, in part, by higher contractual royalty rates included in the renewal of contracts with various clients, and are usually based on a percentage of convenience and order processing revenue. Domestic and international ticketing royalties will continue to increase as a percentage of convenience and processing revenue.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Cost of sales	$469,571	27%	$368,644
As a percentage of total revenue	64%	246 bp	62%
Gross margin	36%	(246) bp	38%

        Cost of sales in 2008 increased $100.9 million from 2007, primarily due to increases of $33.2 million in ticketing royalties resulting from higher revenue and higher royalty rates, $25.2 million in compensation and other employee-related costs associated, in part, with a 22% increase in headcount (or 4% excluding recent acquisitions) and $8.3 million in credit card processing fees. Included in these increases is the impact of acquisitions not in the year ago period, which contributed $2.4 million, $13.2 million and $2.6 million to ticketing royalties, compensation and other employee-related costs and credit card processing fees, respectively. Excluding the impact of acquisitions not in the year ago period, cost of sales increased $61.3 million, or 17%.

Selling and marketing expense

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Selling and marketing expense	$24,636	202%	$8,158
As a percentage of total revenue	6%	366 bp	3%

        Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in customer service and sales functions. Advertising and promotional expenditures primarily include online marketing, including fees paid to search engines and distribution partners, as well as offline marketing, including sports sponsorship marketing and radio spending.

        Selling and marketing expense in 2008 increased $16.5 million from 2007, primarily due to increased advertising and promotional expenditures of $11.1 million and increased compensation and other employee-related costs of $3.0 million. Included in these increases is the impact of acquisitions not in the year ago period, which contributed $7.0 million and $1.8 million to advertising and promotional expenditures and compensation and other employee-related costs, respectively. Excluding the impact of acquisitions not in the year ago period, selling and marketing expense increased $5.5 million, or 68%. The increase in advertising and promotional expenditures is due in part to costs associated with its agreements with resale partners which are intended to promote Ticketmaster's ticket exchange offering.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Selling and marketing expense	$44,029	189%	$15,231
As a percentage of total revenue	6%	347 bp	3%

        Selling and marketing expense in 2008 increased $28.8 million from 2007, primarily due to increased advertising and promotional expenditures of $19.3 million and increased compensation and other employee-related costs of $5.4 million as Ticketmaster continued to build out its worldwide infrastructure. Included in these increases is the impact of acquisitions not in the year ago period, which contributed $9.2 million and $2.9 million to advertising and promotional expenditures and compensation and other employee-related costs, respectively. Excluding the impact of acquisitions not in the year ago period, selling and marketing expense increased $13.3 million, or 87%. The increase in advertising and promotional expenditures is due, in part, to an increase in marketing efforts including online and resale ticket services such as ticket exchange.

General and administrative expense

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
General and administrative expense	$45,644	14%	$39,892
As a percentage of total revenue	12%	(166) bp	14%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in 2008 increased $5.8 million from 2007, primarily due to increases of $5.8 million in compensation and other employee-related costs, $2.4 million in professional fees, $1.4 million in rent and utilities and $0.9 million in bad debt expense, partially offset by a reduction of $7.0 million in certain litigation reserves. The increase in compensation and other employee-related costs is primarily due to an increase of $4.6 million associated with recent acquisitions not in the year ago period. Excluding the impact of acquisitions not in the year ago period, general and administrative expense decreased $1.3 million, or 4%. Ticketmaster expects to incur increased costs related to the additional financial and legal requirements associated with being a separate public company, as well as increased non-cash compensation associated with the modification of existing stock-based compensation awards in connection with the spin-off and the grant of new awards in connection with and subsequent to the spin-off.

        General and administrative expense includes non-cash compensation expense of $6.0 million in 2008 compared with $2.6 million in 2007. The increase in non-cash compensation expense is primarily due to equity grants issued and assumed in recent acquisitions as well as equity grants issued to Ticketmaster employees subsequent to the second quarter of 2007. As of June 30, 2008, there was approximately $44.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 2.6 years (exclusive of the impact of the modification related to the spin-off, which primarily consists of the accelerated vesting of certain restricted stock units).

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
General and administrative expense	$87,497	18%	$74,150
As a percentage of total revenue	12%	(46) bp	12%

        General and administrative expense in 2008 increased $13.3 million from 2007, primarily due to increases of $10.1 million in compensation and other employee-related costs. The increase in compensation and other employee-related costs is primarily due to an increase of $7.4 million associated with recent acquisitions not in the year ago period. Excluding the impact of acquisitions not in the year ago period, general and administrative expense increased $2.2 million, or 3%.

        General and administrative expense includes non-cash compensation expense of $10.3 million in 2008 compared with $4.1 million in 2007. The increase in non-cash compensation expense is primarily due to factors described above in the three month discussion.

Depreciation

  For the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Depreciation	$11,828	25%	$9,471	$22,883	23%	$18,592
As a percentage of total revenue	3%	(13) bp	3%	3%	1 bp	3%

        Depreciation for the three and six months ended June 30, 2008 increased $2.4 million and $4.3 million, respectively, primarily due to various acquisitions not in the year ago period and the incremental depreciation associated with capital expenditures made during 2007 and 2008, partially offset by certain fixed assets becoming fully depreciated during the period. Excluding the impact of acquisitions not in the year ago period, depreciation expense for the three and six months increased $0.3 million and $0.8 million, or 3% and 4%, respectively.

Operating Income Before Amortization

        Operating Income Before Amortization is a non-GAAP measure and is defined in "Ticketmaster's Principles of Financial Reporting".

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating Income Before Amortization	$58,340	6%	$55,098
As a percentage of total revenue	15%	(352) bp	19%

        Operating Income Before Amortization in 2008 increased $3.2 million from 2007, primarily due to an increase in revenue, partially offset by higher administrative and technology costs associated with acquisitions and the continued build out of worldwide infrastructure, increased costs associated with its agreements with resale partners, increased losses associated with strategic investments, particularly in Germany and China and higher royalty rates. Excluding the impact of acquisitions not in the year ago period, Operating Income Before Amortization increased $4.1 million, or 7%.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating Income Before Amortization	$118,763	(5)%	$125,318
As a percentage of total revenue	16%	(475) bp	21%

        Operating Income Before Amortization in 2008 decreased $6.6 million from 2007, primarily due to increases in cost of sales, selling and marketing expense and general and administrative expense. The increase in these expenses was driven by acquisitions and increased losses associated with strategic investments, particularly in Germany and China and higher overall royalty rates. Excluding the impact of acquisitions not in the year ago period, Operating Income Before Amortization decreased $2.8 million, or 2%.

Operating income

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating income	$40,177	(11)%	$45,368
As a percentage of total revenue	11%	(495) bp	15%

        Operating income in 2008 decreased $5.2 million from 2007, despite the increase in Operating Income Before Amortization described above, primarily due to increases of $4.9 million in amortization of intangibles and $3.6 million in non-cash compensation expense. Excluding the impact of acquisitions not in the year ago period, operating income increased $4.3 million, or 10%.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating income	$86,967	(19)%	$106,856
As a percentage of total revenue	12%	(601) bp	18%

        Operating income in 2008 decreased $19.9 million from 2007, primarily due to the decrease in Operating Income Before Amortization described above and increases of $6.9 million in amortization of intangibles and $6.5 million in non-cash compensation expense. Excluding the impact of acquisitions not in the year ago period, operating income decreased $3.2 million, or 3%.

        During the second quarter of 2008, Ticketmaster began a comprehensive review of its worldwide cost structure in light of significant investments that have been made through increased operating and capital expenditures, acquisitions in recent periods, and in advance of the termination of the Live Nation agreement in 2009. As a result of this review, Ticketmaster currently intends to take the following actions, among others, which it currently expects will reduce its operating expenditures by an estimated $35 million on an annualized basis: (i) integration of Paciolan and TicketsNow, which were acquired in January and February 2008, respectively, (ii) the rationalization of certain ticketing platforms, products and services, (iii) certain operating cost reductions, including, among others, reductions in personnel, payment processing and discretionary costs, (iv) the consolidation of customer contact centers and (v) the review of global marketing and sponsorship costs for efficiency. Ticketmaster currently expects that achieving these actions will require some up-front costs, principally severance costs and lease termination costs as well as the accelerated amortization of capitalized software and leasehold improvements, which costs are currently expected to be $4 to $6 million in total. Ticketmaster expects that these up-front costs will principally impact its 2008 results, starting in the third quarter, but the aggregate cash costs of these actions are not expected to materially impact Ticketmaster's overall financial position or liquidity.

Other income (expense)

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Other income (expense):
Interest income	$1,430	(83)%	$8,499
Interest expense	(6,868)	5,064%	(133)
Equity in (losses) income of uncombined affiliates	(1,468)	NM	960
Other expense	(287)	39%	(208)

        During the second quarter of 2008, IAC recorded a cumulative true-up of intercompany interest income. The amount of the related adjustment was $8.3 million. Accordingly, there is intercompany interest income of $7.6 million in 2007 and intercompany interest expense of $6.3 million in 2008. This is the primary driver of the quarter over quarter variance in interest income and interest expense.

        Equity in (losses) income of uncombined affiliates in 2008 decreased $2.4 million due to losses of $1.5 million, primarily due to Ticketmaster investment in Front Line.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Other income (expense):
Interest income	$3,022	(78)%	$13,877
Interest expense	(5,905)	1,380%	(399)
Equity in (losses) income of uncombined affiliates	(802)	NM	1,825
Other income (expense)	657	NM	(125)

        As described above in the three month discussion during the second quarter of 2008, there is an $8.3 million adjustment related to a cumulative true-up of intercompany interest income. Accordingly, there is intercompany interest income of $12.2 million in 2007 and intercompany interest expense of $4.6 million in 2008. This is the primary driver of the year over year variance in interest income and interest expense.

Income tax provision

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

        For the three months ended June 30, 2008 and 2007, Ticketmaster recorded tax provisions of $10.9 million and $19.9 million, respectively, which represent effective tax rates of 33% and 36%, respectively. The 2008 tax rate is lower than the federal statutory rate of 35% due principally to foreign income taxed at lower rates and foreign tax credits from foreign dividends, partially offset by state and local income taxes. The 2007 tax rate is higher than the federal statutory rate of 35% principally due to state and local income taxes.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

        For the six months ended June 30, 2008 and 2007, Ticketmaster recorded tax provisions of $29.7 million and $44.5 million, respectively, which represent effective tax rates of 35% and 36%, respectively. The 2008 tax rate approximates the federal statutory rate of 35% due principally to state and local income taxes, offset by foreign income taxed at lower rates and foreign tax credits from foreign dividends. The 2007 tax rate is higher than the federal statutory rate of 35% principally due to state and local income taxes.

        As of December 31, 2007 and June 30, 2008, Ticketmaster had unrecognized tax benefits of approximately $5.5 million. Included in unrecognized tax benefits at June 30, 2008 is approximately $4.6 million for tax positions included in IAC's consolidated tax return filings that remained a liability of IAC after the spin-off. Ticketmaster recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the three and six months ended June 30, 2008 is $0.1 million and $0.2 million, net of related deferred taxes, for interest on unrecognized tax benefits. At June 30, 2008, Ticketmaster has accrued $1.1 million for the payment of interest. There are no material accruals for penalties.

        By virtue of previously filed separate company and consolidated tax returns with IAC, Ticketmaster is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by Ticketmaster are recorded in the period they become known. Ticketmaster believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $3.6 million within twelve months of the current reporting date due to the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

        Under the terms of the tax sharing agreement, which will be executed in connection with the spin-off, IAC will generally retain the liability related to federal and state returns filed on a consolidated or unitary basis for all periods prior to the spin-off.

 LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2008, Ticketmaster had $524.9 million of cash and cash equivalents, restricted cash and cash equivalents and marketable securities, including $365.3 million in funds representing amounts equal to the face value of tickets sold on behalf of its clients. Ticketmaster's cash and cash equivalents and restricted cash and cash equivalents held in foreign jurisdictions is approximately $354.0 million at June 30, 2008, including $230.9 million in funds representing amounts equal to the face value of tickets sold on behalf of its clients, and is maintained principally in Canada, the United Kingdom and Australia.

        Net cash provided by operating activities was $108.7 million and $126.0 million in 2008 and 2007, respectively. The decrease of $17.3 million in net cash provided by operating activities reflects an increase in the payments of accounts payable and other current liabilities and increased prepaid expenses and other current assets, partially offset by an increased contribution from client funds of $10.2 million which is primarily due to the timing of settlements with clients.

        Net cash used in investing activities in 2008 of $563.1 million primarily resulted from acquisitions, net of cash acquired, of $393.5 million, cash transfers to IAC of $141.9 million and capital expenditures of $23.2 million. The cash transfers to IAC relate to IAC's centrally managed U.S. treasury function. Acquisitions, net of cash acquired, in 2008 primarily relate to the acquisitions of TicketsNow, Paciolan and GET ME IN! Ltd. Net cash used in investing activities in 2007 of $35.4 million primarily resulted from acquisitions, net of cash acquired, of $31.3 million and capital expenditures of $21.4 million, partially offset by cash transfers from IAC of $17.3 million.

        Net cash provided by financing activities in 2008 and 2007 of $392.7 million and $32.2 million, respectively, were primarily due to capital contributions of $393.5 million and $31.3 million from IAC to fund Ticketmaster's 2008 and 2007 acquisitions, respectively.

        In connection with the spin-off, Ticketmaster raised $750 million through a combination of privately issued debt securities (the "Notes") and secured credit facilities (the "Term Loans"). In addition, Ticketmaster negotiated a $200 million revolving credit facility (the "RCF"). The total costs incurred in connection with the issuance of the Notes and borrowings under the Term Loans and establishing the RCF are estimated to be $26.0 million. The net proceeds are approximately $724.0 million. In connection with the separation, Ticketmaster distributed the net proceeds of the financing to IAC and retained its client cash and its international cash which total approximately $488.4 million as of June 30, 2008. Upon completion of the spin-off, intercompany receivable balances were extinguished.

        Ticketmaster anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. Ticketmaster's ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. Ticketmaster believes that its cash on hand along with its anticipated operating cash flow in 2008 and its access to capital markets are sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Capital lease obligations	$3,910	$2,269	$1,641	$—	$—
Purchase obligations(a)	84,634	31,781	39,407	11,271	2,175
Operating leases	93,688	20,077	32,509	19,852	21,250

Total contractual cash obligations	$182,232	$54,127	$73,557	$31,123	$23,425

(a)
The purchase obligations primarily arise from sports sponsorship agreements intended to promote Ticketmaster's ticket resale services.

Seasonality

        Ticketmaster's ticket sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by its clients. Generally, the second and fourth quarters of the year experience the highest revenue.

Recent Accounting Pronouncements

        Refer to Note 2 to the combined financial statements for a description of recent accounting pronouncements.

 TICKETMASTER'S PRINCIPLES OF FINANCIAL REPORTING

        Ticketmaster reports Operating Income Before Amortization as a supplemental measure to generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which Ticketmaster evaluates the performance of its businesses, on which its internal budgets are based and by which management is compensated. Ticketmaster believes that investors should have access to the same set of tools that it uses in analyzing its results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Ticketmaster provides and encourages investors to examine the reconciling adjustments between the GAAP and non-GAAP measure which are discussed below.

Definition of Ticketmaster's Non-GAAP Measure

        Operating Income Before Amortization is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization and impairment of intangibles, (3) goodwill impairment, (4) pro forma adjustments for significant acquisitions, and (5) one-time items. Ticketmaster believes this measure is useful to investors because it represents the operating results from the Ticketmaster Businesses, taking into account depreciation, which Ticketmaster believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to Ticketmaster's statement of operations of certain expenses, including non-cash compensation, and acquisition-related accounting. Ticketmaster endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

Pro Forma Results

        Ticketmaster will only present Operating Income Before Amortization on a pro forma basis if it views a particular transaction as significant in size or transformational in nature. For the periods presented in this report, there are no transactions that Ticketmaster has included on a pro forma basis.

One-Time Items

        Operating Income Before Amortization is presented before one-time items, if applicable. These items are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no one-time items.

Non-Cash Expenses That Are Excluded From Ticketmaster's Non-GAAP Measure

        Non-cash compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of restricted stock, restricted stock units and stock options. These expenses are not paid in cash, and Ticketmaster will include the related shares in its future calculations of fully diluted shares outstanding. Upon vesting of restricted stock and restricted stock units and the exercise of certain stock options, the awards will be settled, at Ticketmaster's discretion, on a net basis, with Ticketmaster remitting the required tax withholding amount from its current funds.

        Amortization of intangibles is a non-cash expense relating primarily to acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as purchase and distribution agreements, are valued and amortized over their estimated lives. While it is likely that Ticketmaster will have significant intangible amortization expense as it continues to acquire companies, Ticketmaster believes that since intangibles represent costs incurred by the acquired company to build value prior to acquisition, they were part of transaction costs.

 RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to net income for the three and six months ended June 30, 2008 and 2007, see Note 5 to the combined financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

        Ticketmaster conducts business in certain foreign markets, primarily in the European Union and Canada. Ticketmaster's primary exposure to foreign currency risk relates to its investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro, British Pound Sterling and Canadian Dollar. However, the exposure is mitigated as Ticketmaster has generally reinvested profits from its international operations in order to fund the growth of its international operations including acquisitions. Ticketmaster is also exposed to foreign currency risk related to its assets and liabilities denominated in a currency other than the functional currency.

        As currency exchange rates change, translation of the income statements of Ticketmaster's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, Ticketmaster has not hedged translation risks because cash flows from international operations have been generally reinvested locally. Foreign exchange net losses for the three months ended June 30, 2008 and 2007 were $0.3 million and $0.2 million, respectively. For the six months ended June 30, 2008 foreign exchange net gains were $0.7 million compared with foreign exchange net losses of $0.1 million for the six months ended June 30, 2007.

        As Ticketmaster increases its operations in international markets it becomes increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on Ticketmaster is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Ticketmaster to adjust its financing, operating and hedging strategies.

Item 4T.    Controls and Procedures

        The Company monitors and evaluates on an ongoing basis its disclosure controls in order to improve its overall effectiveness. In the course of this evaluation, the Company modifies and refines its internal processes as conditions warrant.

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and Forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

        We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our fiscal year ending December 31, 2009. The notification of such compliance is due no later than the time we file our annual report for the fiscal year ending December 31, 2009. We believe we are devoting adequate resources and expertise, both internal and external, in order to meet this requirement. However, there is no guarantee that our efforts will result in management's ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2009.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        Please see the discussion of legal proceedings in the Company's Post-Effective Amendment No. 1 to Form S-1 filed with the SEC on August 20, 2008, which is incorporated herein by reference and attached as Exhibit 99.1 hereto.

Item 1A.    Risk Factors

        Please see the discussion of risk factors in the Company's Post-Effective Amendment No. 1 to Form S-1 filed with the SEC on August 20, 2008, which is incorporated herein by reference and attached as Exhibit 99.2 hereto.

Item 6.    Exhibits

        The following documents are filed as Exhibits to the Report:

Exhibit Numbers	Description
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	"Legal Proceedings" as set forth in the Company's Post-Effective Amendment No. 1 to Form S-1 filed with the SEC on August 20, 2008
99.2	"Risk Factors" as set forth in the Company's Post-Effective Amendment No. 1 to Form S-1 filed with the SEC on August 20, 2008

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TICKETMASTER

Date: September 22, 2008	By:	/s/ BRIAN REGAN Brian Regan Executive Vice President and Chief Financial Officer

QuickLinks

EXPLANATORY NOTE
TICKETMASTER INDEX
PART 1—FINANCIAL STATEMENTS
  Item 1. Combined Financial Statements
TICKETMASTER AND SUBSIDIARIES COMBINED STATEMENTS OF OPERATIONS (Unaudited)
TICKETMASTER AND SUBSIDIARIES COMBINED BALANCE SHEETS
TICKETMASTER AND SUBSIDIARIES COMBINED STATEMENT OF INVESTED EQUITY (Unaudited)
TICKETMASTER AND SUBSIDIARIES COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
TICKETMASTER AND SUBSIDIARIES NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations
GENERAL
LIQUIDITY AND CAPITAL RESOURCES
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
TICKETMASTER'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4T. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 6. Exhibits
SIGNATURES