Form 10-Q
period 2008-09-30
TICKETMASTER ENTERTAINMENT, INC.
filed 2008-11-14
CIK 1006637

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-34064

TICKETMASTER ENTERTAINMENT, INC.
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

        As of November 7, 2008, the following shares of the Registrant's common stock were outstanding: 57,212,272

 EXPLANATORY NOTE

        On July 1, 2008, the Board of Directors of IAC/InterActiveCorp, a Delaware corporation ("IAC"), approved a plan to separate IAC into five separate, publicly traded companies via the distribution of all of the outstanding shares of common stock of four wholly-owned subsidiaries, including Ticketmaster Entertainment, Inc., a Delaware corporation formerly known as Ticketmaster ("Ticketmaster Entertainment", "we", "our", "us" or the "Company"). On August 20, 2008, in connection with the spin-off, IAC distributed to its stockholders all of the outstanding shares of Common Stock, par value $0.01 per share, of Ticketmaster Entertainment.

        On October 29, 2008, the Company acquired an additional equity interest in Front Line Management Group, Inc. ("Front Line"), giving Ticketmaster Entertainment a controlling interest in Front Line. Also on that date, the Company changed its name from Ticketmaster to Ticketmaster Entertainment, Inc. Refer to Note 15-Subsequent Events in Item 1 for additional information.

        Except as otherwise indicated or unless the context otherwise requires, (i) "IAC/InterActiveCorp" and "IAC" refer to IAC/InterActiveCorp and its subsidiaries other than, for all periods following the spin-off, HSN, Inc., Interval Leisure Group, Inc., Tree.com, Inc. and Ticketmaster Entertainment and their respective subsidiaries (the "Spincos"), all of which were spun off from IAC concurrent with the Ticketmaster Entertainment spin-off, (ii) "Ticketmaster Entertainment," the "Company," "we," "our" or "us" refers to Ticketmaster Entertainment, and (iii) "Spin-Off," "spin-off," "separation" or "distribution" refers to the distribution by IAC of the common stock of the Company and the other Spincos.

        For further information regarding the presentation of financial information in this Quarterly Report on Form 10-Q, please see Note 1—Organization and Basis of Presentation to the Consolidated Financial Statements.

 TICKETMASTER ENTERTAINMENT, INC.

INDEX

i

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September30,
	2008	2007	2008	2007
	(In thousands except per share data)
Service revenue	$336,350	$287,921	$1,060,112	$876,678
Interest on funds held for clients	2,851	4,545	10,439	12,781

Total revenue	339,201	292,466	1,070,551	889,459
Cost of sales (exclusive of depreciation shown separately below)	216,693	181,186	686,264	549,830

Gross profit	122,508	111,280	384,287	339,629
Selling and marketing expense	26,535	8,560	70,564	23,791
General and administrative expense	47,633	39,108	135,130	113,258
Amortization of intangibles	8,268	6,081	28,671	19,601
Depreciation	13,217	9,495	36,100	28,087

Operating income	26,855	48,036	113,822	154,892
Other income (expense):
Interest income	4,685	8,533	7,707	22,410
Interest expense	(10,909)	(242)	(16,814)	(641)
Equity in income of unconsolidated affiliates	2,850	1,196	2,048	3,021
Other (expense) income	(413)	230	244	105

Total other (expense) income, net	(3,787)	9,717	(6,815)	24,895

Earnings before income taxes and minority interest	23,068	57,753	107,007	179,787
Income tax provision	(13,335)	(18,671)	(43,010)	(63,181)
Minority interest in (income) losses of consolidated subsidiaries	(118)	1,459	1,337	1,664

Net income	$9,615	$40,541	$65,334	$118,270

Net earnings per share available to common stockholders:
Basic	$0.17	$0.72	$1.16	$2.11
Diluted	$0.17	$0.72	$1.16	$2.11
Weighted average number of common and common equivalent stock outstanding:
Basic	56,183	56,171	56,175	56,171
Diluted	56,382	56,171	56,241	56,171

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
	(In thousands except per share data)
ASSETS
Cash and cash equivalents	$547,006	$568,417
Restricted cash	—	853
Marketable securities	3,778	—
Accounts receivable, client accounts	87,600	99,453
Accounts receivable, trade, net of allowance of $8,190 and $2,346, respectively	41,688	33,979
Deferred income taxes	7,222	5,883
Contract advances	53,268	63,126
Prepaid expenses and other current assets	46,508	21,149

Total current assets	787,070	792,860
Property and equipment, net	111,708	95,122
Goodwill	1,375,091	1,090,418
Intangible assets, net	215,656	92,325
Long-term investments	131,340	149,295
Other non-current assets	110,348	86,514

TOTAL ASSETS	$2,731,213	$2,306,534

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable, client accounts	$444,061	$413,075
Accounts payable, trade	22,697	14,698
Accrued compensation and benefits	31,383	31,171
Deferred revenue	27,521	19,829
Income taxes payable	2,067	1,721
Other accrued expenses and current liabilities	62,672	42,449

Total current liabilities	590,401	522,943
Long-term debt	765,000	—
Income taxes payable	1,821	982
Other long-term liabilities	6,982	3,204
Deferred income taxes	84,729	32,416
Minority interest	6,097	7,812
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 25,000 authorized; No shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000 authorized at September 30, 2008; 56,210 issued and outstanding	562	—
Invested capital	—	2,172,497
Additional paid-in capital	1,229,190	—
Receivables from IAC and subsidiaries	—	(474,110)
Retained earnings	12,075	—
Accumulated other comprehensive income	34,356	40,790

Total stockholders' equity	1,276,183	1,739,177

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,731,213	$2,306,534

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

		Common Stock $0.01 Par Value
							Receivables from IAC and Subsidiaries	Accumulated Other Comprehensive Income
				Invested Capital	Additional Paid-in Capital	Retained Earnings
	Total	Amount	Shares
	(In thousands)
Balance as of December 31, 2007	$1,739,177	$—	—	$2,172,497	$—	$—	$(474,110)	$40,790
Comprehensive income:
Net income prior to the spin-off	53,259	—	—	53,259	—	—	—	—
Net income after the spin-off	12,075			—	—	12,075	—	—
Foreign currency translation	(6,434)	—	—	—	—	—	—	(6,434)

Total comprehensive income	58,900

Distributions to and contributions from IAC, net of extinguishment of intercompany amounts	(538,850)	—	—	(1,012,960)	—	—	474,110	—
Capitalization as a result of the spin-off from IAC	—	—	—	(1,212,796)	1,212,796	—	—	—
Issuance of common stock at spin-off	—	562	56,210	—	(562)	—	—	—
Non-cash compensation expense prior to and after the spin-off	16,956	—	—	—	16,956	—	—	—

Balance as of September 30, 2008	$1,276,183	$562	56,210	$—	$1,229,190	$12,075	$—	$34,356

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$65,334	$118,270
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	28,671	19,601
Depreciation	36,100	28,087
Amortization of deferred financing costs	570	—
Provision for doubtful accounts	4,729	151
Non-cash compensation expense	20,343	9,465
Deferred income taxes	4,950	(7,957)
Equity in income of unconsolidated affiliates, net of dividends	1,441	4,315
Minority interest in losses of consolidated subsidiaries	(1,337)	(1,664)
Changes in current assets and liabilities:
Accounts receivable	(4,049)	(7,155)
Prepaid expenses and other current assets	(11,644)	(16,373)
Accounts payable and other current liabilities	(6,742)	(5,772)
Income taxes payable	13,494	(2,245)
Deferred revenue	3,235	435
Funds collected on behalf of clients, net	45,269	57,170
Other, net	427	465

Net cash provided by operating activities	200,791	196,793

Cash flows from investing activities:
Transfers (to) from IAC	(910,088)	53,355
Acquisitions, net of cash acquired	(405,498)	(29,306)
Capital expenditures	(37,014)	(32,188)
Purchase of marketable securities	(4,176)	—
Increase in long-term investments	(356)	(433)

Net cash used in investing activities	(1,357,132)	(8,572)

Cash flows from financing activities:
Capital contributions from IAC	405,498	29,306
Proceeds from the issuance of long-term debt	300,000	—
Proceeds from bank borrowings	465,000	—
Principal payments on long-term obligations	(1,500)	(1,614)
Payment of deferred financing costs	(27,207)	—
Purchase of minority interest	(764)	—
Excess tax benefits from stock-based awards	55	2,788

Net cash provided by financing activities	1,141,082	30,480

Effect of exchange rate changes on cash and cash equivalents	(6,152)	23,676

Net (decrease) increase in cash and cash equivalents	(21,411)	242,377
Cash and cash equivalents at beginning of period	568,417	317,577

Cash and cash equivalents at end of period	$547,006	$559,954

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

        On July 1, 2008, the Board of Directors of IAC/InterActiveCorp, a Delaware corporation ("IAC"), approved a plan to separate IAC into five separate, publicly traded companies via the distribution of all of the outstanding shares of common stock of four wholly-owned subsidiaries, including Ticketmaster Entertainment, Inc., a Delaware corporation, formerly known as Ticketmaster. ("Ticketmaster Entertainment", "we", "our", "us" or the "Company").

        On August 20, 2008, IAC distributed to its stockholders all of the outstanding shares of common stock, par value $0.01 per share, of Ticketmaster Entertainment (the "spin-off"). Ticketmaster Entertainment's businesses include the businesses that formerly comprised IAC's Ticketmaster segment, which consists of its domestic and international ticketing and ticketing related businesses, subsidiaries and investments, excluding its Reserve America subsidiary and its investment in Active.com. Ticketmaster Entertainment also includes IAC's minority investment in Front Line Management Group, Inc. ("Front Line"). On October 29, 2008, the Company acquired an additional equity interest in Front Line, giving Ticketmaster Entertainment a controlling interest in Front Line. As a result, the Company will consolidate the results of Front Line from the acquisition date. Refer to Note 15-Subsequent Events for further information. We refer to our businesses as the "Ticketmaster Entertainment Businesses."

        Upon completion of the spin-off, Ticketmaster Entertainment shares began trading on The Nasdaq Stock Market, Inc. ("NASDAQ") under the symbol "TKTM". In conjunction with the spin-off, Ticketmaster Entertainment completed the following transactions: (1) extinguished all intercompany receivable balances from IAC and subsidiaries, which totaled $604.4 million by recording a non-cash distribution to IAC, (2) recapitalized the invested equity balance with common stock, whereby holders of IAC stock received one fifth of a share of Ticketmaster Entertainment common stock for each share of common and class B common stock IAC held as described in our Post Effective Amendment No. 1 to Form S-1(Commission File Number 333-152702) filed with the Securities and Exchange Commission ("SEC") on August 20, 2008, (3) distributed $752.9 million in cash to IAC in connection with Ticketmaster Entertainment's separation from IAC, which included the net proceeds of $723.6 million from the financing through a combination of privately issued debt securities and bank borrowings.

        These interim unaudited consolidated financial statements present our results of operations, financial position, stockholders' equity, comprehensive income, and cash flows, on a combined basis up through the spin-off on August 20, 2008, and on a consolidated basis thereafter. Our pre spin-off financial statements were prepared on a combined basis, rather than a consolidated basis because they excluded Reserve America and the investment in Active.com that were owned, and included the investment in Front Line that was not owned by Ticketmaster Entertainment prior to the spin-off by legal entities that comprise the Ticketmaster Entertainment Businesses. The ownership of Reserve America and the investment in Active.com were retained by IAC after the spin-off. These consolidated financial statements present IAC's and its subsidiaries net investment in the Ticketmaster Entertainment Businesses as invested capital in lieu of stockholders' equity. Intercompany transactions and accounts have been eliminated.

        We prepared the interim unaudited consolidated financial statements from the historical results of operations and historical basis of the assets and liabilities of Ticketmaster Entertainment with the exception of income taxes. We computed income taxes using our stand-alone tax rate. Our income tax payable as well as deferred tax assets and liabilities represent the estimated impact of filing a

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

consolidated income tax return with IAC through the spin-off, and filing a standalone consolidated income tax return thereafter. We have eliminated all significant intercompany transactions and accounts.

        Until the spin-off, we recorded expense allocations from IAC, which consisted of certain IAC general corporate overhead expenses based on the ratio of our revenue as a percentage of IAC's total revenue. The general corporate overhead allocations primarily included expenses relating to accounting, treasury, legal, tax, corporate support, human resource functions and internal audit. Since the spin-off, we have been performing these functions using our own resources or purchased services, including services purchased from IAC pursuant to the transitional services agreement among IAC and the Spincos.

        Interim results are not necessarily indicative of the results that may be expected for a full year. You should read these interim unaudited consolidated financial statements and notes in conjunction with our audited combined financial statements and notes for the year ended December 31, 2007, which are included in our Post Effective Amendment No. 1 to Form S-1 (Commission File Number 333-152702) filed with the SEC on August 20, 2008.

        The historical interim unaudited financial statements are based on certain assumptions about Ticketmaster Entertainment as a stand-alone company. Our management believes the assumptions underlying the historical consolidated financial statements of Ticketmaster Entertainment are reasonable. However, this financial information does not necessarily reflect what the historical financial position, results of operations and cash flows of Ticketmaster Entertainment would have been if Ticketmaster Entertainment had been a stand-alone company during the periods presented.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the SEC. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for audited financial statements. In the opinion of Ticketmaster Entertainment's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Company Overview

        Ticketmaster Entertainment consists of Ticketmaster and Front Line. As the world's leading live entertainment ticketing and marketing company, Ticketmaster connects the world to live entertainment. Ticketmaster operates in 20 global markets, providing ticket sales, ticket resale services, marketing and distribution through www.ticketmaster.com, one of the largest e-commerce sites on the Internet; approximately 6,700 retail outlets; and 19 worldwide call centers. Established in 1976, Ticketmaster serves clients worldwide across multiple event categories, providing exclusive ticketing services for leading arenas, stadiums, professional sports franchises and leagues, college sports teams, performing arts venues, museums, and theaters. Ticketmaster Entertainment acquired a controlling interest in Front Line on October 29, 2008. Founded by Irving Azoff and Howard Kaufman in 2004, Front Line is the world's leading artist management company.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RECAPITALIZATION

        Upon the spin-off, IAC common stockholders received one-fifth of a share of Ticketmaster Entertainment common stock for each share of common and class B common stock held.

Ticketmaster Common Stock and Restricted Stock

        Our authorized common stock consists of 300,000,000 shares of common stock, par value $0.01 per share. Subject to prior dividend rights of the holders of any preferred shares, the holders of common stock are entitled to receive dividends, when, as and if declared by our board of directors out of funds legally available for that purpose. Each share of common stock is entitled to one vote per share on matters submitted to a vote of stockholders. In the event of any liquidation, dissolution, or winding-up of the Company after the satisfaction in full of the liquidation preferences of holders of any preferred shares, holders of shares of common stock are entitled to ratable distribution of the remaining assets available for distribution to stockholders.

        The Company issued 1,000,000 shares of restricted common stock to Mr. Azoff on October 29, 2008. The restricted common stock will vest on the five-year anniversary of the effective date, subject to Mr. Azoff's continued employment with Front Line or Ticketmaster Entertainment, and may vest earlier in certain limited circumstances.

Series A Convertible Preferred Stock

        Our authorized preferred stock consists of 25,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2008, no preferred stock had been issued. On October 29, 2008 the Company issued 1,750,000 restricted shares of Series A convertible preferred to stock to The Azoff Family Trust. The shares of preferred stock are entitled to a 3% annual paid in kind dividend. The preferred stock, which votes on an as converted basis with Ticketmaster Entertainment common stock, will be mandatorily redeemable by Ticketmaster Entertainment at its liquidation preference on the fifth anniversary of its issuance and is convertible at any time prior to redemption into shares of restricted common stock based on a conversion price of $20/share. The preferred stock (or the restricted common stock, if converted) will vest on the fifth anniversary of the effective date, subject to Mr. Azoff's continued employment with Front Line or Ticketmaster Entertainment and may vest earlier in certain limited circumstances.

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

        Refer to our accounting policies in our audited combined financial statements and notes for the year ended December 31, 2007, which are included in our Post Effective Amendment No. 1 to Form S-1 (Commission file number 333-15702), filed with the SEC on August 20, 2008.

Goodwill and indefinite-lived intangible assets

        We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under this standard, we assess the impairment of goodwill and identifiable intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The first step in the assessment is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill and identifiable intangible asset impairment exists when the estimated fair value is less

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES (Continued)

than its carrying value. Consistent with prior years, we will perform our impairment assessment during the fourth quarter. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS No. 142.

Accounting Estimates

        Ticketmaster Entertainment's management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with U.S. generally accepted accounting principles. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

        Significant estimates underlying the accompanying consolidated financial statements include: the recoverability of contract advances; the recoverability of long-lived assets; the recovery of goodwill and intangible assets; the determination of income taxes payable and deferred income taxes, including related valuation allowances; and assumptions related to the determination of stock-based compensation.

Recent Accounting Pronouncements

        In June 2008, the Financial Accounting Standards Board ("FASB") issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP. Early application of this FSP is prohibited. Ticketmaster Entertainment is evaluating the impact of FSP No. EITF 03-6-1 on its prospective earnings per share calculations.

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP No. FAS 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This FSP also adds certain disclosures to those already prescribed in SFAS No. 142. Ticketmaster Entertainment is required to adopt FSP No. FAS 142-3 effective January 1, 2009 on a prospective basis. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. Ticketmaster Entertainment is evaluating the impact of FSP No. FAS 142-3 on its consolidated financial position, results of operations and cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 requires companies to provide qualitative disclosures about their objectives and strategies for using derivative instruments, quantitative disclosures of the fair values and gains and losses of these derivative instruments in a tabular format, as well as more information about liquidity by requiring

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES (Continued)

disclosure of a derivative contract's credit-risk-related contingent features. SFAS No. 161 also requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Ticketmaster Entertainment is currently evaluating the impact of the disclosure requirements of SFAS No. 161.

        In February 2008, the FASB issued FSP No. FAS 157-2, Effective date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt SFAS No. 157 for non-financial assets and non-financial liabilities on January 1, 2009 and does not expect the provisions to have a material effect on its consolidated results of operations, financial position or cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 will be applied prospectively, except as it relates to disclosures, for which the effects will be applied retrospectively for all periods presented. Early adoption is not permitted. Ticketmaster Entertainment is currently assessing the impact of SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning after December 15, 2008. Early adoption is not permitted. Ticketmaster Entertainment is currently assessing the impact of the adoption of SFAS No. 141R on its consolidated financial position, results of operations and cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115."(SFAS No. 159") SFAS No. 159 allows companies to elect fair-value measurement when an eligible financial asset or financial liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that financial asset or financial liability. SFAS No. 159 became effective for Ticketmaster Entertainment on January 1, 2008, however, Ticketmaster Entertainment did not elect the fair value measurement provision for any of our financial assets or liabilities, and as a result the adoption of SFAS No.159 had no effect on Ticketmaster Entertainment's consolidated financial position or results of operations.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Ticketmaster Entertainment adopted SFAS No.157 on January 1, 2008 for financial assets and liabilities. Adoption of FAS No. 157 with respect to financial assets and liabilities did not have a material impact on Ticketmaster Entertainment's consolidated financial position and results of operations. As of September 30, 2008, Ticketmaster Entertainment's financial assets consisted of cash and marketable securities which are measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy) in accordance with SFAS No. 157.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	September 30, 2008	December 31, 2007
Goodwill	$1,375,091	$1,090,418
Intangible assets with indefinite lives	62,584	62,560
Intangible assets with definite lives, net	153,072	29,765

Total goodwill and intangible assets, net	$1,590,747	$1,182,743

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At September 30, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$163,458	$(155,184)	$8,274	6.1
Broker relationships	64,465	(3,135)	61,330	12.0
Customer lists	35,043	(4,096)	30,947	6.9
Technology	32,770	(13,083)	19,687	3.6
Distribution agreements	28,211	(23,718)	4,493	6.3
Other	42,184	(13,843)	28,341	7.4

Total	$366,131	$(213,059)	$153,072

        At December 31, 2007, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$163,681	$(145,637)	$18,044	6.1
Distribution agreements	28,109	(20,567)	7,542	4.2
Technology	8,587	(8,397)	190	4.0
Other	14,752	(10,763)	3,989	5.2

Total	$215,129	$(185,364)	$29,765

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization of intangible assets with definite lives is computed on a straight-line basis, and based on September 30, 2008 balances, such amortization for the remainder of 2008 and each of the next five years and thereafter is estimated to be as follows (in thousands):

Remaining three months of 2008	$8,171
2009	28,418
2010	23,889
2011	15,461
2012	12,723
2013	12,041
2014 and thereafter	52,369

$153,072

        The following table presents the balance of goodwill, including changes in the carrying amount of goodwill, for the nine months ended September 30, 2008 (in thousands):

Balance As of January 1, 2008	Additions	Foreign Exchange Translation	Balance As of September 30, 2008
$1,090,418	$287,643	$(2,970)	$1,375,091

        Additions principally relate to the acquisitions of TicketsNow, Paciolan, and GET ME IN! LTD. The aggregate purchase price for these acquisitions totaled approximately $428 million with approximately $151.6 million of intangible assets and $282.1 million of goodwill indentified. The purchase price allocation for each of these acquisitions is preliminary and subject to adjustment during the allocation period, which is not expected to last beyond a year from the respective dates of purchase, and as such, the goodwill may change.

NOTE 5—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	September 30, 2008	December 31, 2007
Computer equipment and capitalized software	$300,403	$260,983
Leasehold improvements	17,205	14,180
Furniture and other equipment	21,366	18,375
Projects in progress	12,827	10,249
Land	2,411	2,500

	354,212	306,287
Less: accumulated depreciation and amortization	(242,504)	(211,165)

Total property and equipment, net	$111,708	$95,122

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—SEGMENT INFORMATION

        Ticketmaster Entertainment has one operating segment based upon how the chief operating decision maker and executive management view the business, its organizational structure and the type of service provided, which primarily is online and offline ticketing services.

        Ticketmaster Entertainment's primary metric is Earnings before Interest, Income Taxes, Depreciation and Amortization ("EBITDA"), which is defined as operating income excluding, if applicable: (1) depreciation expense (2) non-cash compensation expense, (3) amortization and impairment of intangibles, (4) goodwill impairment, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. Ticketmaster Entertainment believes this measure is useful to investors because it represents its consolidated operating results excluding the effects of non-cash expenses. EBITDA has certain limitations in that it does not take into account the impact to Ticketmaster Entertainment's statement of operations of certain expenses, including non-cash compensation and acquisition-related accounting.

        The following table reconciles EBITDA to operating income and net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
EBITDA	$57,290	$68,135	$198,936	$212,045
Non-cash compensation expense	(8,950)	(4,523)	(20,343)	(9,465)
Amortization of intangibles	(8,268)	(6,081)	(28,671)	(19,601)
Depreciation expense	(13,217)	(9,495)	(36,100)	(28,087)

Operating income	26,855	48,036	113,822	154,892
Interest income	4,685	8,533	7,707	22,410
Interest expense	(10,909)	(242)	(16,814)	(641)
Equity in income of unconsolidated affiliates	2,850	1,196	2,048	3,021
Other (expense) income	(413)	230	244	105
Income tax provision	(13,335)	(18,671)	(43,010)	(63,181)
Minority interest in (income) losses of consolidated subsidiaries	(118)	1,459	1,337	1,664

Net income	$9,615	$40,541	$65,334	$118,270

        Non-cash compensation expense in the table above is included in the following line items in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of sales	$548	$211	$1,086	$601
Selling and marketing expense	595	230	1,183	658
General and administrative expense	7,807	4,082	18,074	8,206

Non-cash compensation expense	$8,950	$4,523	$20,343	$9,465

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—SEGMENT INFORMATION (Continued)

        Ticketmaster Entertainment maintains operations in the United States, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
United States	$233,295	$196,257	$734,555	$605,471
All other countries	105,906	96,209	335,996	283,988

Total	$339,201	$292,466	$1,070,551	$889,459

	September 30, 2008	December 31, 2007
Long-lived assets (excluding goodwill and intangible assets):
United States	$82,202	$63,021
All other countries	29,506	32,101

Total	$111,708	$95,122

NOTE 7—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At September 30, 2008 and December 31, 2007, Ticketmaster Entertainment's equity investments in unconsolidated affiliates, including Front Line, totaled $126.9 million and $145.2 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheets.

        On October 29, 2008 Ticketmaster Entertainment acquired an additional equity interest in Front Line, giving Ticketmaster Entertainment a controlling interest in Front Line. We will consolidate the results of Front Line from the acquisition date. Refer to Note 15-Subsequent Events for additional information related to the acquisition.

        Summarized aggregated financial information for Ticketmaster Entertainment's equity investments is as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net sales	$165,016	$109,838
Gross profit	97,037	69,039
Net income	5,848	4,675

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—COMPREHENSIVE INCOME

        Comprehensive income is comprised of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$9,615	$40,541	$65,334	$118,270
Foreign currency translation	(21,044)	11,173	(6,434)	19,632

Comprehensive income (loss)	$(11,429)	$51,714	$58,900	$137,902

        Accumulated other comprehensive income as of September 30, 2008 and September 30, 2007 is solely related to foreign currency translation.

NOTE 9—INCOME TAXES

        Ticketmaster Entertainment calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28 and FASB Interpretation No. 18. At the end of each interim period, Ticketmaster Entertainment makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

        The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter. Included in the income tax provision for the three months ended September 30, 2008 is a provision of $2.5 million due to a change in the estimated annual effective tax rate from that used in the second quarter.

        For the three and nine months ended September 30, 2008, Ticketmaster Entertainment recorded a tax provision of $13.3 million and $43.0 million, respectively, which represent effective tax rates of 58% and 40%, respectively. The tax rate for the three months ended September 30, 2008 is higher than the federal statutory rate of 35% due principally to state and local income taxes, net adjustments related to the reconciliation of provision accruals to tax returns, and losses not benefited in foreign jurisdictions, partially offset by foreign income taxed at lower rates. The tax rate for the nine months ended September 30, 2008 is higher than the federal statutory rate of 35% principally due to state and local income taxes and losses not benefited in foreign jurisdictions, partially offset by foreign income taxed at lower rates.

        For the three and nine months ended September 30, 2007, Ticketmaster Entertainment recorded a tax provision of $18.7 million and $63.2 million, respectively, which represent effective tax rates of 32% and 35%, respectively. The tax rate for the three months ended September 30, 2007 is lower than the

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

federal statutory rate of 35% due principally to net adjustments related to the reconciliation of provision accruals to tax returns and foreign income taxed at lower rates, partially offset by state and local income taxes, and losses not benefited in foreign jurisdictions. The tax rate for the nine months ended September 30, 2007 approximates the federal statutory rate of 35% due principally to state and local income taxes and losses not benefited in foreign jurisdictions, offset by foreign income taxed at lower rates.

        As of December 31, 2007 and September 30, 2008, Ticketmaster Entertainment had unrecognized tax benefits of approximately $5.5 million and $1.4 million, respectively. Included in unrecognized tax benefits at December 31, 2007, was approximately $4.6 million for tax positions included in IAC's consolidated tax return filings that remained a liability of IAC after the spin-off. During the three months ended September 30, 2008, the unrecognized tax benefits decreased by $3.6 million due to reversals of temporary differences. Included in the tax provision for the three months ended September 30, 2008 is a tax benefit for the release of interest from the reversals of temporary differences for approximately $0.4 million, net of related deferred taxes. Ticketmaster Entertainment recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the three and nine months ended September 30, 2008 is $0.1 million and $0.2 million, net of related deferred taxes, for interest on unrecognized tax benefits. At September 30, 2008, Ticketmaster Entertainment has accrued $0.4 million for the payment of interest. There are no material accruals for penalties.

        By virtue of previously filed separate company and consolidated tax returns with IAC, Ticketmaster Entertainment is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by Ticketmaster Entertainment are recorded in the period they become known.

        The IRS is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2003, which include the operations of Ticketmaster Entertainment from January 17, 2003, the date on which Ticketmaster Entertainment was first included in the IAC consolidated tax return. The statute of limitations for these years has been extended to December 31, 2009. Various IAC consolidated state, local and foreign jurisdictions are currently under examination, the most significant of which are California, Florida, New York state and New York City, for various tax years after December 31, 2001. These examinations are expected to be completed by late 2008.

        Ticketmaster Entertainment believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.4 million within twelve months of the current reporting date due to settlements. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—LONG TERM DEBT

        The balance of long-term debt is as follows (in thousands):

September 30, 2008
10.75% Senior Notes due July 28, 2016	$300,000
2008 Term Loan A, due July 25, 2013	100,000
2008 Term Loan B, due July 25, 2014	350,000
2008 Revolver, due July 25, 2013	15,000

Total	$765,000

        On October 27, 2008, the Company borrowed an additional $100 million under the Revolver (defined below) to fund a portion of the acquisition consideration for an additional interest in Front Line. See Note 15-Subsequent Events.

Ticketmaster Entertainment 10.75% Senior Notes

Overview

        In connection with the spin-off, Ticketmaster Entertainment issued $300,000,000 aggregate principal amount of 10.75% Senior Notes due 2016 (the "Notes"). Interest is payable semi-annually in cash in arrears on August 1 and February 1 of each year, commencing February 1, 2009. The Notes are guaranteed by existing and future domestic restricted subsidiaries of Ticketmaster Entertainment.

Redemption

        The Notes are redeemable by Ticketmaster Entertainment, in whole or in part, on or after August 1, 2012 at the following prices (expressed as percentages of the principal amount), plus accrued and unpaid interest, on August 1 of the following years: 105.375% (2012), 102.688% (2013) and 100.00% (2014 and thereafter). At any time and from time to time prior to August 1, 2012, the notes are redeemable by Ticketmaster Entertainment at a redemption price equal to 100% of the principal amount plus the greater of (i) 1% of the principal amount of such Note; and (ii) the excess, if any, of: (A) an amount equal to the present value of (1) the redemption price of such Note at August 1, 2012, plus (2) the remaining scheduled interest payments on the Notes to be redeemed (subject to the right of holders on the relevant record date to receive interest due on the relevant interest payment date) to August 1, 2012 (other than interest accrued to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points; over (B) the principal amount of the Notes to be redeemed. In addition, up to 35% of the Notes may be redeemed by Ticketmaster Entertainment with proceeds from certain equity offerings before August 1, 2011 at a price equal to 110.75% of their principal amount, plus accrued and unpaid interest. Ticketmaster Entertainment must also offer to redeem the Notes at 101% of their principal amount, plus accrued and unpaid interest, if it experiences certain kinds of changes of control. Lastly, if Ticketmaster Entertainment or certain of its subsidiaries (specifically, those that will be designated restricted subsidiaries under the indenture governing the Notes) sell assets and do not apply the sale proceeds in a specified manner within a specified time, Ticketmaster Entertainment will be required to make an offer to purchase Notes at their face amount, plus accrued and unpaid interest to the purchase date.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—LONG TERM DEBT (Continued)

Certain Covenants

        The indenture governing the Notes contains covenants that limit, among other things, Ticketmaster Entertainment's ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock; make certain distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to Ticketmaster Entertainment; merge, consolidate or sell all of Ticketmaster Entertainment's assets; create certain liens; and engage in transactions with affiliates on terms that are not arm's length. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. The Notes contain two financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0 to 1.0 and a maximum secured indebtedness leverage ratio of 2.25 to 1.0. These financial covenants are required to be met on an annual basis beginning December 31, 2008.

Ticketmaster Entertainment Senior Secured Credit Facilities

Overview

        Also in connection with the spin-off, on July 25, 2008, Ticketmaster Entertainment and certain of its subsidiaries entered into a Credit Agreement with a syndicate of banks. The senior secured credit facilities provide financing of up to $650.0 million, consisting of a $100.0 million Term Loan A with a maturity of five years, a $350.0 million Term Loan B with a maturity of six years and a $200.0 million revolving credit facility (the "Revolver") with a maturity of five years. In addition, subject to certain conditions, including compliance with certain financial covenants, the senior secured credit facilities permit Ticketmaster Entertainment to incur incremental term loans and revolving loans in an aggregate principal amount of up to $125.0 million.

        Ticketmaster Entertainment borrowed $15 million under the Revolver in connection with the spin-off. The available borrowing capacity of the Revolver at September 30, 2008 was $185 million. On October 27, 2008, the Company borrowed an additional $100 million under the Revolver to fund a portion of the acquisition consideration for an additional interest in Front Line.

Interest Rates

        The interest rates per annum applicable to loans under the senior secured credit facilities are, at Ticketmaster Entertainment's option, equal to either a base rate or a LIBOR rate plus an applicable margin, which in the case of the Term Loan A and the Revolver will vary with the total leverage ratio of Ticketmaster Entertainment (except that the applicable margin with respect to the Term Loan A and borrowings under the Revolver is fixed at 2.75% per annum for LIBOR loans under Term Loan A and 2.25% per annum for LIBOR loans under the Revolver, and 1.75% per annum for base rate loans under Term Loan A and 1.25% per annum for base rate loans under the Revolver until Ticketmaster Entertainment delivers financial statements for the quarter ending December 31, 2008). The applicable margin for the Term Loan B is 3.25% per annum for LIBOR loans and 2.25% per annum for base rate loans. The base rate means the greater of the rate as quoted from time to time by JPMorgan Chase Bank, N.A. as its prime rate and 0.5% plus the federal funds rate.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—LONG TERM DEBT (Continued)

Prepayments

        The senior secured credit facilities require Ticketmaster Entertainment to prepay outstanding loans, subject to certain exceptions (including a right of reinvestment of asset sale proceeds in Ticketmaster Entertainment's business) with the proceeds of certain asset sales, casualty insurance and recovery events, the incurrence of certain indebtedness and with a percentage of annual excess cash flow (which may be reduced to 0% upon the achievement of a specified leverage ratio).

Amortization

        The Term Loan A will amortize in an amount equal to 10% of the original principal amount during 2011, 15% in 2012 and 75% in 2013, payable in quarterly installments with the remaining amount payable on the fifth anniversary of the closing date of the senior secured credit facilities. The Term Loan B will amortize in an amount equal to 1% per annum in equal quarterly installments commencing with the end of the first fiscal quarter in 2011, with the remaining amount payable on the sixth anniversary of the closing date of the senior secured credit facilities. Any voluntary prepayments made on the Term Loan A or B from time to time may be applied against otherwise scheduled amortization obligations. Any principal amounts outstanding under revolving loans are due and payable in full at maturity, on the fifth anniversary of the closing date of the senior secured credit facilities.

Guarantee and Security

        All obligations under the senior secured credit facilities are unconditionally guaranteed by each of Ticketmaster Entertainment's existing and future direct and indirect domestic subsidiaries, subject to certain exceptions. The obligations of any foreign subsidiary borrowers under the senior secured credit facilities also are guaranteed by Ticketmaster Entertainment and the guarantors. All obligations of Ticketmaster Entertainment under the senior secured credit facilities and the guarantees of those obligations are secured by (subject to certain exceptions) a first priority pledge of all of the equity interests of each of the domestic subsidiaries of Ticketmaster Entertainment; a first priority pledge of 65% of the equity interests of each of the first-tier foreign subsidiaries of Ticketmaster Entertainment; and a first priority security interest in substantially all of the other assets of Ticketmaster Entertainment and each guarantor. The obligations of each foreign subsidiary borrower under the revolving credit facility also are secured.

Certain Covenants

        The senior secured credit facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, the ability of Ticketmaster Entertainment and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, pay dividends and other restricted payments and prepay unsecured indebtedness. The senior secured credit facility has two quarterly financial covenants requiring a maximum total leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. As of September 30, 2008, the Company was in compliance with these financial covenants.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—LONG TERM DEBT (Continued)

Scheduled Debt Repayments:

        As of September 30, 2008, the Company's long-term debt has scheduled repayments for each of the next five years as follows (in thousands):

September 30, 2008
2009	$—
2010	—
2011	10,125
2012	17,250
2013	96,375
Thereafter	641,250

Total	$765,000

        The above table does not include projected interest payments the Company is required to pay.

Deferred Financing Costs

        Deferred financing costs are amortized using the interest method over the terms of the Ticketmaster Entertainment Notes and related senior secured credit facilities. At September 30, 2008, deferred financing costs of $4.5 million and $22.2 million are included in prepaid expenses and other current assets and other non-current assets, respectively. Amortization of such costs is included in interest expense in the consolidated statements of operations.

NOTE 11—EARNINGS PER SHARE

        We compute earnings per share in accordance with SFAS No. 128, "Earnings Per Share." We compute basic earnings per share amount using the weighted average number of common shares outstanding for the period. We compute diluted earnings per share using the treasury stock method, which includes the weighted average number of common shares outstanding, excluding restricted stock, for the period plus the potential dilution that could occur if various equity awards to issue common stock were exercised or restricted equity awards were vested resulting in the issuance of common stock that could share in our earnings.

Basic Earnings Per Share

        For the three and nine months ended September 30, 2008, we computed basic earnings per share using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period prior to the spin-off, plus the weighted average of such shares outstanding following the spin-off date through September 30, 2008.

        For the three and nine months ended September 30, 2007, we computed basic earnings per share using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—EARNINGS PER SHARE (Continued)

Diluted Earnings Per Share

        For the three and nine months ended September 30, 2008, we computed diluted earnings per share using (i) the number of shares of common stock outstanding immediately following the spin-off, (ii) the weighted average of such shares outstanding following the spin-off date through September 30, 2008, (iii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and the vesting of restricted stock units using the treasury stock method.

        For the three and nine months ended September 30, 2007, we computed diluted earnings per share using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period.

        The following table presents our basic and diluted earnings per share: (in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income:	$9,615	$40,541	$65,334	$118,270
Net earnings per share available to common stockholders:
Basic	$0.17	$0.72	$1.16	$2.11
Diluted	$0.17	$0.72	$1.16	$2.11
Weighted average of number of shares outstanding:
Basic	56,183	56,171	56,175	56,171
Diluted effect of:
Options to purchase common stock	43	—	14	—
Restricted stock units	156	—	52	—

Diluted	56,382	56,171	56,241	56,171

NOTE 12—EQUITY-BASED AWARDS AND OTHER EQUITY INSTRUMENTS

        In 2008, the Company's Board of Directors and stockholders approved the Ticketmaster Entertainment 2008 Stock and Annual Incentive Plan ("The Plan") whereby we can grant restricted stock units ("RSU's"), stock options and other stock-based awards to officers, employees, directors and consultants.

        RSUs are awards in the form of phantom shares or units that are denominated in a hypothetical equivalent number of shares of our common stock. The value to the holder of the RSU is based upon the market value of our stock when the RSUs vest. Our RSUs are generally subject to service-based vesting where a specific period of continued employment must pass before an award vests. Typically, a portion of the RSUs granted vest periodically over the term of the grant. We grant stock options at exercise prices not less than the fair market value of the stock on the grant date. The terms and conditions upon which the stock options become exercisable vary among grants.

        The maximum number of shares that may be awarded under the Plan will be the sum of the (a) number of shares that may be issuable upon exercise or vesting of IAC stock-based compensation

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—EQUITY-BASED AWARDS AND OTHER EQUITY INSTRUMENTS (Continued)

awards that were converted into Ticketmaster stock-based compensation awards in connection with the spin-off ("Adjusted Awards") and (b) 5,000,000. The maximum number of shares that may be granted pursuant to options intended to be incentive stock options shall be 3,333,333 shares. Shares subject to an award under the Plan may be an authorized and unissued share or may be treasury shares. No participant may be granted awards in excess of 3,333,333 shares during the term of the plan, provided that Adjusted Awards are not subject to this limitation.

        As of September 30, 2008, we had approximately 4.4 million shares of common stock reserved for new grants under the Plan. On October 29, 2008, the Company granted Irving Azoff two million options to purchase shares of Ticketmaster Entertainment common stock. The shares vest in equal annual installments over four years at an exercise price of $20.00 per share over a ten year term.

Modification of Stock-Based Compensation Awards

        In connection with the spin-off, all existing IAC stock-based compensation awards, which included RSUs, stock options and warrants, granted on or prior to December 31, 2007 were modified as follows:

  1.
  All unvested IAC RSUs granted prior to August 2005 vested immediately prior to the spin-off, with awards thereafter settled, in accordance with applicable law, in shares of common stock of the applicable company for which the employee works for following the spin-off.

  2.
  All unvested IAC RSUs granted after August 2005 and scheduled to vest through February 2009 other than those described in paragraphs (3) and (4) below, vested immediately prior to the spin-off, with awards thereafter settled, in accordance with applicable law, in shares of common stock of IAC and the Spincos, in each case as though the employee owned the number of shares of IAC common stock underlying the IAC RSU immediately prior to the spin-off.

  3.
  Performance-based IAC RSUs granted in 2007 converted into non-performance based IAC RSUs based on "target" value with the same vesting schedule described under paragraph (4).

  4.
  For each IAC RSU award that provides for vesting of 100% of the award following passage of a multi-year period (cliff vesting awards), the portion of the unvested IAC RSU award that would have vested by February 2009 if the award had vested on an annual basis converted into five separate RSU awards with respect to IAC and each of the Spincos, based on the applicable distribution ratios in the spin-offs and the two-for-one reverse stock spilt at IAC, but will otherwise have the same vesting terms and other applicable terms and conditions.

  5.
  For IAC RSUs that do not vest or convert pursuant to paragraphs (1), (2) or (4) above, the IAC RSUs converted into an RSU award with respect to shares of common stock of the company for which the employee works for following the spin-off.

  6.
  All unexercised option awards, whether vested or unvested, were split among IAC and each of the Spincos based on relative value at the time of the spin-offs, with appropriate adjustments to the number of shares of common stock underlying each such award and the per share exercise price of each such award to maintain pre- and post spin-off values, but otherwise preserving the same vesting terms and conditions.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—EQUITY-BASED AWARDS AND OTHER EQUITY INSTRUMENTS (Continued)

  7.
  For IAC compensatory equity-based awards granted after December 31, 2007, those awards converted into awards with respect to shares of common stock of the company for which the employee works for following the spin-off.

        The modification of IAC stock based compensation awards, including the accelerated vesting of the certain awards (described above), resulted in an additional $5.6 million in stock based compensation of which $4.3 million was recognized as expense in the third quarter of 2008.

NOTE 13—CONTINGENCIES

Legal Proceedings

        In the ordinary course of business, Ticketmaster Entertainment is a party to various legal proceedings, including those noted in this section. Ticketmaster Entertainment establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against Ticketmaster Entertainment, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of Ticketmaster Entertainment, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. It is possible that an unfavorable outcome of one or more of these lawsuits could have a material impact on the liquidity, results of operations, or financial condition of Ticketmaster Entertainment. Ticketmaster Entertainment also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 9—Income Taxes for discussion related to income tax contingencies.

  UPS Consumer Class Action Litigation

        Curt Schlessinger et al. v. Ticketmaster, No. BC304565 (Superior Court, Los Angeles County). On October 21, 2003, a purported representative action was filed in California state court, challenging Ticketmaster Entertainment's charges to online customers for UPS ticket delivery. The complaint alleged in essence that it is unlawful for Ticketmaster not to disclose on its website that the fee it charges to online customers to have their tickets delivered by UPS contains a profit component. The complaint asserted a claim for violation of Section 17200 of the California Business and Professions Code and sought restitution or disgorgement of the difference between (i) the total UPS delivery fees charged by Ticketmaster Entertainment in connection with online ticket sales during the applicable statute of limitations period, and (ii) the amount Ticketmaster Entertainment paid to UPS for that service.

        On December 31, 2004, the court denied Ticketmaster Entertainment's motion for summary judgment. On April 1, 2005, the court denied the plaintiffs' motion for leave to amend their complaint to include UPS-delivery fees charged in connection with ticket orders placed by telephone. Citing Proposition 64, a California ballot initiative that outlawed so-called "representative" actions brought on behalf of the general public, the court ruled that since the named plaintiffs did not order their tickets by telephone, they lacked standing to assert a claim based on telephone ticket sales. The plaintiffs were granted leave to file an amended complaint that would survive application of Proposition 64.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—CONTINGENCIES (Continued)

        On August 31, 2005, the plaintiffs filed an amended class-action and representative-action complaint alleging (i) as before, that Ticketmaster Entertainment's website disclosures in respect of its charges for UPS ticket delivery violate Section 17200 of the California Business and Professions Code, and (ii) for the first time, that Ticketmaster Entertainment's website disclosures in respect of its ticket order-processing fees constitute false advertising in violation of Section 17500 of the California Business and Professions Code. On this latter claim, the amended complaint seeks restitution or disgorgement of the entire amount of order-processing fees charged by Ticketmaster Entertainment during the applicable statute of limitations period.

        On September 1, 2005, in light of the newly pleaded claim based upon order-processing fees, Ticketmaster Entertainment removed the case to federal court pursuant to the recently enacted federal Class Action Fairness Act. See Curt Schlessinger et al. v. Ticketmaster, No. 05-CV-6515 (U.S. District Court, Central District of California). On October 3, 2005, the plaintiffs filed a motion to remand the case to state court, which Ticketmaster Entertainment opposed. On March 23, 2006, the federal district court issued an order granting the plaintiffs' motion to remand the case to state court. On April 4, 2006, Ticketmaster Entertainment filed a petition for leave to appeal the district court's order to the United States Court of Appeals for the Ninth Circuit, which the plaintiffs opposed. On May 25, 2006, the federal court of appeals issued an order denying Ticketmaster Entertainment's petition; as a result, the case was remanded to state court.

        On August 14, 2006, the plaintiffs filed a motion for class certification, which Ticketmaster Entertainment opposed. On September 25, 2006, Ticketmaster Entertainment filed a motion for judgment on the pleadings, which the plaintiffs opposed. On November 21, 2006, Ticketmaster Entertainment requested that the court stay the case pending the California Supreme Court's decisions in two cases (In re Tobacco II Cases, 142 Cal. App. 4th 891, and Pfizer Inc. v. Superior Court (Galfano), 141 Cal. App. 4th 290) that present issues concerning the interpretation of Proposition 64 that are directly pertinent to both of the pending motions. The plaintiffs opposed Ticketmaster Entertainment's request. On November 29, 2006, the court ordered that the case be stayed pending the California Supreme Court's ruling on the two cases referenced above.

        On July 11, 2007, the court lifted its stay of the action for the limited purpose of allowing the plaintiffs to proceed with their motion for class certification. The parties thereafter submitted supplemental briefing in support of their respective positions and argued the motion at a September 20 hearing. On December 19, 2007, the court issued an order denying the plaintiffs' motion for class certification without prejudice. The court also issued an order staying the action for an additional 180 days or until the California Supreme Court issues a ruling in the Tobacco II and Pfizer appeals. In October of 2008, the court further extended the stay until December 8, 2008.

        Ticketmaster Entertainment believes that the claims in this putative class action lack merit and will continue to defend itself vigorously.

  Securities Class Action Litigation

        In re Ticketmaster Online-CitySearch, Inc. Initial Public Offering Securities Litigation, Case No. 01 Civ. 10822 (S.D.N.Y.). On November 30, 2001, a purported securities class action was filed against Ticketmaster Entertainment and other defendants in the U.S. District Court for the Southern District of New York. Plaintiff's suit was brought on behalf of purchasers of Ticketmaster Entertainment common stock during the period from the date of its initial public offering through December 6, 2000,

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—CONTINGENCIES (Continued)

and alleged violations by Ticketmaster Entertainment of Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933. Plaintiff alleged that Ticketmaster Entertainment failed to disclose that its underwriters were to receive undisclosed and excessive compensation and had agreed to allocate shares in the IPO to customers in exchange for agreements to purchase shares in the aftermarket at pre-determined prices. This action was later consolidated with hundreds of similar actions against issuers and underwriters in the U.S. District Court for the Southern District of New York in In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). On February 19, 2003, the court granted a motion to dismiss the Section 10(b) claim against Ticketmaster Entertainment, but denied the motion as to the Section 11 claim against Ticketmaster Entertainment.

        On October 13, 2004, the district court granted a motion for class certification in the six so-called class certification "focus" cases in the consolidated litigation. (Ticketmaster Entertainment is not a party in any of these focus cases.) On December 5, 2006, the U.S. Court of Appeals for the Second Circuit reversed the trial court's decision. On August 14, 2007, plaintiffs filed amended complaints containing new class definitions in the six class certification focus cases. On September 27, 2007, plaintiffs moved for certification of the classes in these cases. On November 13, 2007, the issuer defendants filed a motion to dismiss the amended complaints in the focus cases. On March 26, 2008, the district court granted this motion in part and denied it in part. Accordingly, this action remains pending against Ticketmaster Entertainment.

        On June 10, 2004, plaintiffs and the issuer and individual defendants in the consolidated litigation had submitted to the district court for approval a proposed settlement that had previously been approved by various insurers of the issuer defendants. Approval of the proposed settlement would have resulted in the dismissal of all claims against Ticketmaster Entertainment with no material impact on the Company. However, in the wake of the appellate reversal of the district court's class-certification order, the proposed settlement was withdrawn on June 25, 2007.

        Ticketmaster Entertainment believes the claims in this putative class action lack merit and will continue to defend itself vigorously.

NOTE 14—RELATED PARTY TRANSACTIONS

Expense Allocations from IAC

        Prior to the spin-off our operating expenses included allocations from IAC for accounting, treasury, legal, tax, corporate support, human resource functions and internal audit functions. These expenses were allocated based on the ratio of Ticketmaster Entertainment's revenue as a percentage of IAC's total revenue. Expense allocations from IAC were zero and $0.8 million for the three months ended September 30, 2008 and September 30, 2007, respectively, and $1.8 million and $2.3 million for the nine months ended September 30, 2008 and 2007, respectively, and are included in general and administrative expense in our consolidated statements of operations. The expense allocations from IAC ceased upon consummation of the spin-off.

Interest Income from IAC

        The majority of the interest income recorded in our interim consolidated statements of operations for the three and nine months periods ended September 30, 2008 and 2007 arose from intercompany

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—RELATED PARTY TRANSACTIONS (Continued)

receivables from IAC and its subsidiaries. The interest income from IAC ceased upon the extinguishment of all intercompany receivables upon consummation of the spin-off.

        The portion of interest income reflected in the consolidated statements of operations that is intercompany in nature was $3.1 million for the three months ended September 30, 2008. During the second quarter of 2008, IAC recorded an $8.3 million cumulative true-up of intercompany interest income. Accordingly, the portion of interest expense reflected in the consolidated statements of operations that is intercompany in nature was $1.5 million for the nine months ended September 30, 2008. The portion of interest income reflected in the consolidated statements of operations that is intercompany in nature was $7.4 million and $19.5 million for the three and nine months ended September 30, 2007, respectively.

        An analysis of Ticketmaster's receivables from IAC and subsidiaries is as follows (in thousands):

September 30, 2008
Receivables from IAC and subsidiaries at December 31, 2007	$474,110
Cash transfers from IAC related to its centrally managed U.S. treasury function	191,908
Interest income	(1,446)
Employee equity instruments and associated tax withholdings	4,053
Taxes (excludes tax withholdings associated with employee equity instruments)	(68,915)
Allocation of non-cash compensation expense	(12,895)
Administrative expenses and other	17,548

Receivables from IAC and subsidiaries at August 20, 2008	604,363
Extinguishment of receivable from IAC and subsidiaries by recording a non-cash distribution	(604,363)

Receivables from IAC and subsidiaries at September 30, 2008	$—

Relationship between IAC and Ticketmaster Entertainment after the spin-off

        For purposes of governing certain of the ongoing relationships between Ticketmaster Entertainment and IAC at and after the spin-off, and to provide for an orderly transition, Ticketmaster Entertainment and IAC entered into a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement, among other agreements.

        IAC and Ticketmaster Entertainment currently continue, and for the foreseeable future expect to continue to work together pursuant to a variety of commercial relationships. In connection with the spin-off, IAC and Ticketmaster Entertainment entered into various commercial agreements between subsidiaries of IAC, on the one hand, and subsidiaries of Ticketmaster Entertainment, on the other hand, many of which memorialized (in most material respects) pre-existing arrangements in effect prior to the spin-off and all of which were negotiated at arms' length.

NOTE 15—SUBSEQUENT EVENTS

        On October 29, 2008 the Company acquired an additional equity interest in Front Line, giving Ticketmaster Entertainment a controlling interest in Front Line, and we will consolidate the results of Front Line from the acquisition date. Also on October 29, 2008, the Company changed its name from

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SUBSEQUENT EVENTS (Continued)

Ticketmaster to Ticketmaster Entertainment, Inc. Irving Azoff, the founder and chief executive officer of Front Line was appointed the chief executive officer of Ticketmaster Entertainment, and Sean Moriarty became president of Ticketmaster Entertainment and chief executive officer of Ticketmaster (consisting of all of our businesses other than Front Line). Under the equity method of accounting, current period results from Front Line are included as equity in income of unconsolidated affiliates.

        In order to acquire the controlling interest in Front Line, Ticketmaster acquired the minority interest stake owned by Warner Music Group for $123 million in cash. To fund the purchase from Warner Music Group, the Company used cash on hand and $100 million borrowed under the Revolver. In addition, Mr. Azoff forfeited a portion of his equity stake in Front Line in return for restricted stock awards in Ticketmaster Entertainment. The restricted stock awards include 1,750,000 shares of restricted Ticketmaster Entertainment Series A convertible preferred stock that are convertible at Mr. Azoff's election into an equal number of shares of Ticketmaster Entertainment common stock at a conversion price of $20 per share, and 1,000,000 shares of Ticketmaster Entertainment restricted common stock. The Ticketmaster Entertainment awards vest on the fifth anniversary of the grant dates, but may vest sooner upon certain qualifying terminations of employment. The Series A convertible preferred stock has a 3% paid in kind dividend, votes on an as converted basis with Ticketmaster Entertainment common stock and is mandatorily redeemable at face value plus accrued dividends on the five-year anniversary date of the grant.

        In connection with Mr. Azoff's employment, the Company has also granted him options to purchase 2 million shares of Ticketmaster Entertainment common stock at an exercise price of $20 per share and a ten year term. The options vest in equal annual installments over a four-year period but may vest sooner upon certain qualifying terminations of employment or a change in control event.

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

        On August 20, 2008, in conjunction with the spin-off, Ticketmaster Entertainment extinguished all intercompany receivable balances from IAC and its subsidiaries, which totaled $604.4 million by recording a non-cash distribution to IAC. See Note 14-Related Party Transactions.

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

  •
  the Company's ability to successfully integrate Front Line into its business;

  •
  the Company's ability to successfully implement expense reduction measures; and

  •
  natural disasters, acts of terrorism, war or political instability.

        Certain of these factors and other factors, risks and uncertainties are discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. Other unknown or unpredictable factors may also cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond the control of the Company.

        You should consider the areas of risk described above, as well as those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, in connection with considering any forward-looking statements that may be made by the Company generally. Except for the ongoing obligations of the Company to disclose material information under the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required to do so by law.

Management Overview

        On August 20, 2008, IAC distributed to its stockholders all of the outstanding shares of common stock, par value $0.01 per share, of Ticketmaster Entertainment. Our businesses include the businesses that formerly comprised IAC's Ticketmaster Entertainment segment, which consists of its domestic and international ticketing and ticketing related businesses, subsidiaries and investments, excluding its ReserveAmerica subsidiary and its investment in Active.com. Ticketmaster Entertainment includes IAC's minority investment in Front Line. On October 29, 2008 the Company acquired an additional equity interest in Front Line, giving Ticketmaster Entertainment a controlling interest in Front Line and we will consolidate the results of Front Line from the acquisition date. Current period results from Front Line are included in equity in income of unconsolidated affiliates. We refer to our businesses as the "Ticketmaster Entertainment Businesses."

Results of operations for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007:

Revenue

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	2007	% Change
	(Dollars in thousands)
Domestic	$233,295	$196,257	19%
International	105,906	96,209	10%

Total revenue	$339,201	$292,466	16%

        Revenue in 2008 increased $46.7 million, or 16%, from 2007 primarily due to contributions from The V.I.P. Tour Company ("TicketsNow"), Paciolan, Inc. ("Paciolan"), and SLO, LTD acquired in February, January and March 2008, respectively and 2% higher average overall revenue per primary ticket. These increases were partially offset by a 3% decline in the number of primary tickets sold worldwide. Domestic revenue was up 19% due primarily to acquisitions mentioned above. Excluding acquisitions, domestic revenue was down due to broad declines across most domestic concert and sports categories. International revenue grew by 10%, or approximately 7% excluding the impact of foreign exchange, primarily due to a 9% increase in average revenue per ticket. The increases in the average revenue per ticket primarily resulted from increased revenue from Canada, China (Emma Entertainment acquired in August 2007) and Spain. Acquisitions contributed approximately $42.7 million to Ticketmaster Entertainment's overall revenue growth in 2008.

        Ticketmaster Entertainment's largest client, Live Nation, Inc. ("Live Nation") (including its subsidiary House of Blues), represented approximately 14% and 18% of its consolidated revenue for the three months ended September 30, 2008 and 2007, respectively. Ticketmaster Entertainment anticipates that none of its agreements with Live Nation will be renewed upon their expiration, which range from December 31, 2008 through March 1, 2010.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	2007	% Change
	(Dollars in thousands)
Domestic	$734,555	$605,471	21%
International	335,996	283,988	18%

Total revenue	$1,070,551	$889,459	20%

        Revenue in 2008 increased $181.1 million, or 20%, from 2007 driven by increases in both domestic and international revenue as worldwide tickets sold increased 2%, with a 7% increase in average revenue per ticket. Domestic revenue grew by 21%, primarily due to contributions from TicketsNow and Paciolan, acquired in February and January 2008, respectively, as well as 6% increase in average revenue per ticket. The increase in average domestic revenue per ticket resulted from higher convenience and processing fees due, in part, to annual contractual increases. International revenue grew by 18%, or approximately 12% excluding the impact of foreign exchange, primarily due to a 10% increase in average revenue per ticket along with a 5% increase in the number of tickets sold. Both the increases in the average revenue per ticket and the number of tickets sold primarily resulted from increased revenue from Canada, China (where we acquired Emma Entertainment in August 2007) and Australia. Acquisitions contributed approximately $97.9 million to Ticketmaster Entertainment's overall revenue growth in 2008.

        Live Nation (including its subsidiary House of Blues) represented approximately 16% and 19% of Ticketmaster Entertainment's consolidated revenue for the nine months ended September 30, 2008 and 2007, respectively.

Cost of sales

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	2007	% Change
	(Dollars in thousands)
Cost of sales	$216,693	$181,186	20%
As a percentage of total revenue	64%	62%	193 bp
Gross margin	36%	38%	(193) bp

bp = basis points

        Cost of sales consists primarily of ticketing royalties, credit card processing fees and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in call center functions. Ticketing royalties relate to Ticketmaster Entertainment's clients' share of convenience and order processing charges.

        Cost of sales in 2008 increased $35.5 million from 2007, primarily due to increases of $7.1 million in ticketing royalties, $10.3 million in compensation and other employee-related costs and $2.5 million in credit card processing fees which resulted from an increase in ticket volume processed. Included in these increases is the impact of acquisitions not in the prior year period, which contributed $0.5 million, $7.0 million and $2.5 million to ticketing royalties, compensation and other employee-related costs and credit card processing fees, respectively. Excluding the impact of acquisitions not in the year prior period, cost of sales increased $14.7 million, or 8%. The increase in ticketing royalties was due to increased revenue and higher royalty rates which are driven, in part, by higher contractual royalty rates included in the renewal of contracts with various clients, and are usually based on a percentage of convenience and order processing revenue. In addition, the benefits of an accrual reversal and reclassification in the prior year period contributed to the higher royalty expense for the current quarter.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	2007	% Change
	(Dollars in thousands)
Cost of sales	$686,264	$549,830	25%
As a percentage of total revenue	64%	62%	229 bp
Gross margin	36%	38%	(229) bp

        Cost of sales in 2008 increased $136.4 million from 2007, primarily due to increases of $40.3 million in ticketing royalties resulting from higher revenue and higher royalty rates, $35.5 million in compensation and other employee-related costs associated, in part, with a 16% increase in headcount (or 5% excluding recent acquisitions) and $10.8 million in credit card processing fees. Included in these increases was the impact of acquisitions not in the prior year period, which contributed $2.7 million, $18.8 million and $5.1 million to ticketing royalties, compensation and other employee-related costs and credit card processing fees, respectively. Excluding the impact of acquisitions not in the prior year period, cost of sales increased $85.0 million, or 15%.

Selling and marketing expense

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	2007	% Change
	(Dollars in thousands)
Selling and marketing expense	$26,535	$8,560	210%
As a percentage of total revenue	8%	3%	490 bp

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

        Selling and marketing expense in 2008 increased $18.0 million from 2007, primarily due to increased advertising and promotional expenditures of $12.6 million and increased compensation and other employee-related costs of $3.5 million. Included in these increases was the impact of acquisitions not in the year ago period, which contributed $8.4 million and $2.0 million to advertising and promotional expenditures and compensation and other employee- related costs, respectively. Excluding the impact of acquisitions not in the prior year period, selling and marketing expense increased $5.7 million, or 67%. The increase in advertising and promotional expenditures was due in part to costs associated with its agreements with resale partners which are intended to promote Ticketmaster Entertainment's ticket exchange offering.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	2007	% Change
	(Dollars in thousands)
Selling and marketing expense	$70,564	$23,791	197%
As a percentage of total revenue	7%	3%	392 bp

        Selling and marketing expense in 2008 increased $46.8 million from 2007, primarily due to increased advertising and promotional expenditures of $31.9 million and increased compensation and other employee-related costs of $9.0 million as Ticketmaster Entertainment continued to build out its worldwide infrastructure. Included in these increases was the impact of acquisitions not in the prior year period, which contributed $17.6 million and $5.0 million to advertising and promotional expenditures and compensation and other employee- related costs, respectively. Excluding the impact of acquisitions not in the prior year period, selling and marketing expense increased $19.2 million, or 81%. The increase in advertising and promotional expenditures was due, in part, to an increase in marketing efforts including online and resale ticket services such as Ticketmaster Entertainment's ticket exchange offering.

General and administrative expense

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	2007	% Change
	(Dollars in thousands)
General and administrative expense	$47,633	$39,108	22%
As a percentage of total revenue	14%	13%	67 bp

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in 2008 increased $8.5 million from 2007, primarily due to increases of $3.9 million in compensation and other employee-related costs, $1.7 million in professional fees and $1.0 million in rent and utilities. The increase in compensation and other employee-related costs was primarily due to an increase of $3.0 million associated with recent acquisitions not in the prior year period. Excluding the impact of acquisitions not in the prior year period, general and administrative expense increased $3.0 million, or 8%. This increase was driven by increased costs related to the additional financial and legal requirements associated with being a separate public company, as well as increased non-cash compensation associated with the modification of existing stock-based compensation awards in connection with the spin-off and the grant of new awards in connection with and subsequent to the spin-off.

        General and administrative expense includes non-cash compensation expense of $7.8 million in 2008 compared with $4.1 million in 2007. The increase in non-cash compensation expense was primarily due to equity grants issued and assumed in recent acquisitions as well as equity grants issued to Ticketmaster Entertainment employees subsequent to the second quarter of 2007.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	2007	% Change
	(Dollars in thousands)
General and administrative expense	$135,130	$113,258	19%
As a percentage of total revenue	13%	13%	(11) bp

        General and administrative expense in 2008 increased $21.9 million from 2007, primarily due to increases of $14.0 million in compensation and other employee-related costs and $2.9 million in rent and utilities. The increase in compensation and other employee-related costs was primarily due to an increase of $9.9 million associated with recent acquisitions not in the prior year period. Excluding the impact of acquisitions not in the prior year period, general and administrative expense increased $5.8 million, or 5%.

        General and administrative expense includes non-cash compensation expense of $18.1 million in 2008 compared with $8.2 million in 2007. The increase in non-cash compensation expense was primarily due to factors described above in the three month discussion.

Depreciation

  For the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
Depreciation	$13,217	$9,495	39%	$36,100	$28,087	29%
As a percentage of total revenue	4%	3%	65 bp	3%	3%	21 bp

        Depreciation for the three and nine months ended September 30, 2008 increased $3.7 million and $8.0 million, respectively, primarily due to various acquisitions not in the prior year period and the incremental depreciation associated with capital expenditures made during 2007 and 2008, partially offset by certain fixed assets becoming fully depreciated during the period. Excluding the impact of acquisitions not in the prior year period, depreciation expense for the three and nine months increased $1.8 million and $2.9 million, or 19% and 10%, respectively.

EBITDA

        EBITDA is a non-GAAP measure and is defined in "Ticketmaster Entertainment's Principles of Financial Reporting", below.

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	2007	% Change
	(Dollars in thousands)
EBITDA	$57,290	$68,135	(16)%
As a percentage of total revenue	17%	23%	(641) bp

        EBITDA in 2008 decreased $10.8 million from 2007, primarily due to higher administrative and technology costs associated with acquisitions and the continued build out of worldwide infrastructure, increased costs associated with the Company's agreements with resale partners, increased losses associated with strategic investments, particularly in Germany and China and higher royalty rates. Excluding the impact of acquisitions not in the prior year period, EBITDA decreased $16.3 million, or 24%.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	2007	% Change
	(Dollars in thousands)
EBITDA	$198,936	$212,045	(6)%
As a percentage of total revenue	19%	24%	(526) bp

        EBITDA in 2008 decreased $13.1 million from 2007, primarily due to increases in cost of sales, selling and marketing expense and general and administrative expense. The increase in these expenses was driven by acquisitions and increased losses associated with strategic investments, particularly in Germany and China and higher overall royalty rates. Excluding the impact of acquisitions not in the prior year period, EBITDA decreased $21.0 million, or 10%.

Operating income

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	2007	% Change
	(Dollars in thousands)
Operating income	$26,855	$48,036	(44)%
As a percentage of total revenue	8%	16%	(851) bp

        Operating income in 2008 decreased $21.2 million from 2007, primarily due to the decrease in EBITDA described above and increases of $2.2 million in amortization of intangibles and $4.4 million in non-cash compensation expense. Excluding the impact of acquisitions not in the prior year period, operating income decreased $17.7 million, or 37%.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	2007	% Change
	(Dollars in thousands)
Operating income	$113,822	$154,892	(27)%
As a percentage of total revenue	11%	17%	(678) bp

        Operating income in 2008 decreased $41.1 million from 2007, primarily due to the decrease in EBITDA described above and increases of $9.1 million in amortization of intangibles and $10.9 million in non-cash compensation expense. Excluding the impact of acquisitions not in the prior year period, operating income decreased $24.6 million, or 19%.

        Commencing in Q3, Ticketmaster Entertainment began a series of actions expected to reduce 2009 annual operating expenses by approximately $35 million in the following areas: i) approximately 35% from reductions in personnel, ii) 25% from consolidation of customer contact centers, and iii) the balance from reductions in other operating costs, including payment processing, marketing, sponsorship and other discretionary costs. During the quarter, severance costs amounted to nearly $2.5 million, reflecting the first personnel reductions noted above. The Company expects to incur additional severance costs ranging from $3 to $4 million in the fourth quarter of 2008 as additional reductions in personnel continue to take place.

Other income (expense)

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	2007	% Change
	(Dollars in thousands)
Other income (expense):
Interest income	$4,685	$8,533	(45)%
Interest expense	(10,909)	(242)	4408%
Equity in income of unconsolidated affiliates	2,850	1,196	138%
Other income (expense)	(413)	230	(280)%

        Interest income in 2008 decreased $3.8 million from 2007due to lower receivable balances due from IAC and subsidiaries, as well as lower average interest rates. Interest expense in 2008 increased $10.7 million primarily due to interest expense and amortization of debt issuance costs of $9.6 million related to the issuance of the Notes and the secured credit facilities.

        Equity in income of unconsolidated affiliates in 2008 increased $1.7 million due to higher income earned from Ticketmaster Entertainment's investments in Front Line and TM Mexico, partially offset by losses in other equity investments.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	2007	% Change
	(Dollars in thousands)
Other income (expense):
Interest income	$7,707	$22,410	(66)%
Interest expense	(16,814)	(641)	2523%
Equity in income of unconsolidated affiliates	2,048	3,021	(32)%
Other income	244	105	132%

        Interest income in 2008 decreased $14.7 million from 2007 as average interest rates on the receivable balances due from IAC and subsidiaries decreased year over year. Interest expense in 2008 increased $16.2 million primarily due to interest expense and amortization of debt issuance costs of $9.6 million related to the issuance of the Notes and secured credit facilities, partially offset by an adjustment of $8.3 million related to a cumulative true-up of intercompany interest income recorded during the second quarter of 2008.

Income tax provision

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

        For the three months ended September 30, 2008 and 2007, Ticketmaster Entertainment recorded tax provisions of $13.3 million and $18.7 million, respectively, which represent effective tax rates of 58% and 32%, respectively. The 2008 tax rate was higher than the federal statutory rate of 35% due principally to state and local income taxes, net adjustments related to the reconciliation of provision accruals to tax returns, and losses not benefited in foreign jurisdictions, partially offset by foreign income taxed at lower rates. The 2007 tax rate was lower than the federal statutory rate of 35% due principally to net adjustments related to the reconciliation of provision accruals to tax returns and foreign income taxed at lower rates, partially offset by state and local income taxes, and losses not benefited in foreign jurisdictions.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

        For the nine months ended September 30, 2008 and 2007, Ticketmaster Entertainment recorded tax provisions of $43.0 million and $63.2 million, respectively, which represent effective tax rates of 40% and 35%, respectively. The 2008 tax rate was higher than the federal statutory rate of 35% principally due to state and local income taxes and losses not benefited in foreign jurisdictions, partially offset by foreign income taxed at lower rates. The 2007 tax rate approximates the federal statutory rate of 35% due principally to state and local income taxes and losses not benefited in foreign jurisdictions, offset by foreign income taxed at lower rates.

        As of December 31, 2007 and September 30, 2008, Ticketmaster Entertainment had unrecognized tax benefits of approximately $5.5 million and $1.4 million, respectively. Included in unrecognized tax benefits at December 31, 2007, was approximately $4.6 million for tax positions included in IAC's consolidated tax return filings that remained a liability of IAC after the spin-off. During the three months ended September 30, 2008, the unrecognized tax benefits decreased by $3.6 million due to reversals of temporary differences. Included in the tax provision for the three months ended September 30, 2008 was a tax benefit for the release of interest from the reversals of temporary differences for approximately $0.4 million, net of related deferred taxes. Ticketmaster Entertainment recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the three and nine months ended September 30, 2008 was $0.1 million and $0.2 million, net of related deferred taxes, for interest on unrecognized tax benefits. At September 30, 2008, Ticketmaster Entertainment had accrued $0.4 million for the payment of interest. There were no material accruals for penalties.

        By virtue of previously filed separate company and consolidated tax returns with IAC, Ticketmaster Entertainment is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by Ticketmaster Entertainment are recorded in the period they become known. Ticketmaster Entertainment believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.4 million within twelve months of the current reporting date due to settlements. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

        Under the terms of the tax sharing agreement, entered into with IAC in connection with the spin-off, IAC will generally retain the liability related to federal and state returns filed on a consolidated or unitary basis for all periods prior to the spin-off.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2008, Ticketmaster Entertainment had $550.8 million of cash and cash equivalents and marketable securities, including $356.5 million in funds representing amounts equal to the face value of tickets sold on behalf of its clients ("client funds"). Ticketmaster Entertainment's cash and cash equivalents and marketable securities held in foreign jurisdictions was approximately $357.5 million at September 30, 2008, including $211.6 million in client funds and is maintained principally in Canada, the United Kingdom and Australia. The Company does not utilize client funds for its own financing or investing activities as amounts are payable to clients.

        Net cash provided by operating activities was $200.8 million and $196.8 million for the nine months ended September 30, 2008 and 2007, respectively. The increase of $4.0 million in net cash provided by operating activities reflected an increase of $15.9 million from net income before non-cash charges and changes in components of operating assets and liabilities, partially offset by lower contributions from client funds of $11.9 million which was driven by the timing of settlements with clients.

        Net cash used in investing activities in 2008 of $1.4 billion primarily resulted from cash transfers to IAC of $910.1 million and acquisitions, net of cash acquired, of $405.5 million. The cash transfers to IAC were comprised of net proceeds from the Notes and the senior secured credit facilities paid to IAC in connection with the spin-off, as well as other proceeds paid to IAC as part of their centrally managed U.S. treasury function. Acquisitions, net of cash acquired, primarily related to the acquisitions of TicketsNow, Paciolan and GET ME IN! Ltd. Net cash used in investing activities in 2007 of

$8.6 million primarily resulted from $32.2 million of capital expenditures and $29.3 million of acquisitions, net of cash acquired, partially offset by cash transfers from IAC of $53.4 million.

        Net cash provided by financing activities in 2008 of $1.1 billion was primarily due to $300 million of proceeds received from the issuance of the Notes and $450 million of proceeds received from the senior secured credit facilities. In addition, we drew down $15 million on our Revolver. The Company incurred $27.2 million of costs for these debt financings which were initiated in connection with the spin-off. In addition, we received $405.5 million in capital contributions from IAC during the nine-month period. Net cash provided by financing activities in 2007 of $30.5 million was due to capital contributions from IAC.

        On October 29, 2008 Ticketmaster Entertainment acquired an additional equity interest in Front Line, giving Ticketmaster a controlling interest in Front Line. In order to acquire the controlling interest in Front Line, Ticketmaster Entertainment acquired the minority interest stake owned by Warner Music Group for approximately $123 million in cash. To fund the purchase of Warner Music Group's interests in Front Line, the Company used cash on hand and borrowed $100 million under the Revolver.

        Ticketmaster Entertainment anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. Ticketmaster Entertainment's ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. Ticketmaster Entertainment believes that its cash on hand along with its anticipated operating cash flow in 2008 and its access to financing arrangements and to capital markets are sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long term debt obligations(a)	$1,191,732	$63,720	$137,060	$236,662	$754,290
Capital lease obligations	3,338	2,105	1,233	—	—
Purchase obligations(b)	95,876	36,486	43,947	13,267	2,176
Operating leases	95,677	23,432	33,121	19,290	19,834

Total contractual cash obligations	$1,386,623	$125,743	$215,361	$269,219	$776,300

(a)
Long term debt obligations represent contractual amounts due including interest related to the Notes and borrowings under the Credit Agreement. Interest on Term Loan A, Term Loan B and the borrowings under the revolving loans was estimated using the LIBOR rate in effect at August 21, 2008 plus an applicable margin for the respective loans.

(b)
The purchase obligations primarily arise from sports sponsorship agreements intended to promote Ticketmaster Entertainment's ticket resale services.

Seasonality

        Ticketmaster Entertainment's ticket sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by its clients. Generally, the second and fourth quarters of the year experience the highest revenue.

Recent Accounting Pronouncements

        Refer to Note 3—Significant Accounting Policies to the Unaudited Consolidated Financial Statements for a description of recent accounting pronouncements.

Significant Accounting Policies

        Refer to our accounting policies in our audited combined financial statements and notes for the year ended December 31, 2007, which are included in our Post Amendment No. 1 to Form S-1 (Commission File Number 333-152702), filed with SEC on August 20, 2008.

Goodwill and indefinite-lived intangible assets

        We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under this standard, we assess the impairment of goodwill and identifiable intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The first step in the assessment is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill and identifiable intangible asset impairment exists when the estimated fair value is less than its carrying value. Consistent with prior years, we will perform our impairment assessment during the fourth quarter. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS No. 142.

Accounting Estimates

        Ticketmaster Entertainment's management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with U.S. generally accepted accounting principles. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

        Significant estimates underlying the accompanying consolidated financial statements include: the recoverability of contract advances; the recoverability of long-lived assets; the recovery of goodwill and intangible assets; the determination of income taxes payable and deferred income taxes, including related valuation allowances; and assumptions related to the determination of stock-based compensation.

TICKETMASTER ENTERTAINMENT'S PRINCIPLES OF FINANCIAL REPORTING

        Ticketmaster Entertainment reports Earnings before Interest, Income Taxes, Depreciation and Amortization ("EBITDA") as a supplemental measure to generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which Ticketmaster Entertainment evaluates the performance of its businesses, on which its internal budgets are based and by which management is compensated. Ticketmaster Entertainment believes that investors should have access to the same set of tools that it uses in analyzing its results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Ticketmaster Entertainment provides and encourages investors to examine the reconciling adjustments between the GAAP and non-GAAP measure which are discussed below.

Definition of Ticketmaster Entertainment's Non-GAAP Measure

        EBITDA is defined as operating income excluding, if applicable: (1) depreciation expense (2) non-cash compensation expense, (3) amortization and impairment of intangibles, (4) goodwill impairment, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. Ticketmaster Entertainment believes this measure is useful to investors because it represents the operating results from the Ticketmaster Entertainment Businesses excluding the effects of any other non-cash expenses. EBITDA has certain limitations in that it does not take into account the impact to Ticketmaster Entertainment's statement of operations of certain expenses, including non-cash compensation, and acquisition-related accounting. Ticketmaster Entertainment endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

Pro Forma Results

        Ticketmaster Entertainment will only present EBITDA on a pro forma basis if it views a particular transaction as significant in size or transformational in nature. For the periods presented in this report, there are no transactions that Ticketmaster Entertainment has included on a pro forma basis.

One-Time Items

        EBITDA is presented before one-time items, if applicable. These items are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no one-time items.

Non-Cash Expenses That Are Excluded From Ticketmaster Entertainment's Non-GAAP Measure

        Non-cash compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of restricted stock, restricted stock units and stock options. These expenses are not paid in cash, and Ticketmaster Entertainment will include the related shares in its future calculations of fully diluted shares outstanding. Upon vesting of restricted stock and restricted stock units and the exercise of certain stock options, the awards will be settled, at Ticketmaster Entertainment's discretion, on a net basis, with Ticketmaster Entertainment remitting the required tax withholding amount from its current funds.

        Amortization of intangibles is a non-cash expense relating primarily to acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as purchase and distribution agreements, are valued and amortized over their estimated lives. While it is likely that Ticketmaster Entertainment will have significant intangible amortization expense as it continues to acquire companies, Ticketmaster Entertainment believes that since intangibles represent costs incurred by the acquired company to build value prior to acquisition, they were part of transaction costs.

RECONCILIATION OF EBITDA

        For a reconciliation of EBITDA to net income for the three and nine months ended September 30, 2008 and 2007, see Note 6—Segment Information to the Unaudited Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

        Ticketmaster Entertainment conducts business in certain foreign markets, primarily in the European Union and Canada. Ticketmaster Entertainment's primary exposure to foreign currency risk relates to its investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro, British Pound Sterling and Canadian Dollar. However, the exposure is mitigated as Ticketmaster Entertainment has generally reinvested profits from its international operations in order to fund the growth of its international operations including acquisitions. Ticketmaster Entertainment is also exposed to foreign currency risk related to its assets and liabilities denominated in a currency other than the functional currency.

        As currency exchange rates change, translation of the income statements of Ticketmaster Entertainment's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, Ticketmaster Entertainment has not hedged translation risks because cash flows from international operations have been generally reinvested locally. Foreign exchange net losses for the three months ended September 30, 2008 were $0.4 million compared to net gains of $0.2 million for the three months ended September 30, 2007. Foreign exchange net gains were $0.2 million and $0.1 million for the nine months ended September30, 2008 and September 30, 2007, respectively.

        As Ticketmaster Entertainment increases its operations in international markets it becomes increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on Ticketmaster Entertainment is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Ticketmaster Entertainment to adjust its financing, operating and hedging strategies.

Item 4T.    Controls and Procedures

        The Company monitors and evaluates on an ongoing basis its disclosure controls in order to improve its overall effectiveness. In the course of this evaluation, the Company modifies and refines its internal processes as conditions warrant.

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in our filings with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

        We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by the end of our fiscal year ending December 31, 2009. The notification of such compliance is due no later than the time we file our annual report for the fiscal year ending December 31, 2009. We believe we are devoting adequate resources and expertise, both internal and external, in order to meet this requirement. However, there is no guarantee that our efforts will result in management's ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2009.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        For a discussion of legal proceedings, see "Note 13—Contingencies" in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

Item 1A.    Risk Factors

        We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

RISKS RELATING TO OUR RECENTLY-COMPLETED SPIN-OFF FROM IAC

We may be unable to make the changes necessary to operate effectively as a separate public entity and have and will incur additional costs related to operating as an independent company.

        Following our spin-off from IAC, IAC no longer has any obligation to provide financial, operational or organizational assistance to us, other than limited services pursuant to a transition services agreement that we entered into with IAC in connection with the spin-offs. As a separate public entity, we are subject to, and responsible for, regulatory compliance, including periodic public filings with the SEC and compliance with NASDAQ's continued listing requirements, as well as generally applicable tax and accounting rules. The obligations of being a public company, including substantial public reporting and investor relations obligations have and will require new expenditures, place new demands on our management and have and will require the hiring of additional personnel. We may need to implement additional systems that require new expenditures in order to adequately function as a public company. We have endeavored to make the changes necessary to successfully operate as an independent public entity; however, this is an ongoing process that may present unanticipated challenges and costs that could have an adverse effect on us.

If one or more spin-offs, together with certain related transactions, were to fail to qualify as a transaction that is generally tax free for U.S. federal income tax purposes under Sections 355 and/or 368(a)(1)(D) of the Code, Ticketmaster Entertainment may be subject to significant tax liabilities.

        In addition to a legal opinion from its counsel, IAC received a private letter ruling from the IRS regarding the qualification of the spin-offs, together with certain related transactions, as transactions that are generally tax free for U.S. federal income tax purposes under Sections 355 and/or 368(a) (1) (D) of the Code. IAC also received an opinion of counsel regarding certain aspects of the transaction that were not covered by the private letter ruling. The IRS private letter ruling and the opinions were based on, among other things, certain assumptions as well as the accuracy of certain representations and statements that IAC and the Spincos made to the IRS and to counsel. If any of these representations or statements were, or become, inaccurate or incomplete, or if IAC or the Spincos breach any of their respective covenants, the IRS private letter ruling and/or the opinions may be invalid.

        Moreover, as noted above, the IRS private letter ruling did not address all the issues that are relevant to determining whether the spin-offs qualify as transactions that are generally tax free for U.S. federal income tax purposes. Notwithstanding the IRS private letter ruling, the IRS could determine that one or more of the spin-offs should be treated as a taxable distribution if it determines that any of the representations, assumptions or undertakings that were included in the request for the IRS private letter ruling is false or has been violated or if it disagrees with the conclusions in the opinion of counsel that are not covered by the IRS ruling.

        If one or more spin-offs were to fail to qualify as a transaction that is generally tax free for U.S. federal income tax purposes under Sections 355 and/or 368(a)(1)(D) of the Code, then IAC generally would recognize gain in an amount equal to the excess of (i) the fair market value of the Spinco common stock distributed to the IAC stockholders in such taxable spin-off over (ii) IAC's tax basis in the common stock of such Spinco. In addition, each IAC stockholder who received Spinco common stock in such taxable spin-off generally would be treated as having received a taxable distribution in an amount equal to the fair market value of the Spinco common stock received (including any fractional share sold on behalf of the stockholder) in such spin-off, which would be taxable as a dividend to the extent of the stockholder's ratable share of IAC's current and accumulated earnings and profits (as increased to reflect any current income, including any gain, recognized by IAC on the taxable spin-off). The balance, if any, of the distribution would be treated as a nontaxable return of capital to the extent of the IAC stockholder's tax basis in its IAC stock, with any remaining amount being taxed as capital gain.

        Under the Tax Sharing Agreement that we entered into with IAC and the other Spincos, each Spinco generally is required to indemnify IAC and the other Spincos for any taxes resulting from the spin-off of such Spinco (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts resulted from (i) any act or failure to act by such Spinco described in the covenants in the Tax Sharing Agreement, (ii) any acquisition of equity securities or assets of such Spinco or a member of its group, or (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or in the documents relating to the IRS private letter ruling and/or tax opinions. The ability of IAC or the other Spincos to collect under these indemnity provisions will depend on the financial position of the indemnifying party.

        In addition, the IRS could disagree with or challenge the conclusions reached in one or more of the tax opinions that IAC received with respect to certain related matters and transactions. In such case, IAC could recognize material amounts of taxable income or gain.

Certain transactions in IAC or Spinco equity securities could cause one or more of the spin-offs to be taxable to IAC and may give rise to indemnification obligations of Ticketmaster Entertainment under the Tax Sharing Agreement.

        Current U.S. federal income tax law creates a presumption that the spin-off of a Spinco would be taxable to IAC, but not to its stockholders, if such spin-off is part of a "plan or series of related transactions" pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest (by vote or value) in IAC or such Spinco. Acquisitions that occur during the four-year period that begins two years before the date of a spin-off are presumed to occur pursuant to a plan or series of related transactions, unless it is established that the acquisition is not pursuant to a plan or series of transactions that includes the spin-off. U.S. Treasury regulations currently in effect generally provide that whether an acquisition and a spin-off are part of a plan is determined based on all of the facts and circumstances, including, but not limited to, specific factors described in the Treasury regulations. In addition, the Treasury regulations provide several "safe harbors" for acquisitions that are not considered to be part of a plan.

        These rules will limit our ability and the ability of IAC during the two-year period following the spin-offs to enter into certain transactions that might be advantageous to them and their respective stockholders, particularly issuing equity securities to satisfy financing needs, repurchasing equity securities, and, under certain circumstances, acquiring businesses or assets with equity securities or agreeing to be acquired. Under the Tax Sharing Agreement, there are restrictions on our ability to take such actions for a period of 25 months from the day after the date of our spin-off from IAC.

        In addition, the Tax Sharing Agreement generally provides that each Spinco will have to indemnify IAC and the other Spincos for any taxes resulting from the spin-off of such Spinco (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts result from (i) any act or failure to act by such Spinco described in the covenants in the Tax Sharing Agreement, (ii) any acquisition of equity securities or assets of such Spinco or a member of its group, and (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or in the documents relating to the IRS private letter ruling and/or tax opinions.

        In addition to actions of IAC and the Spincos, certain transactions that are outside their control and therefore not subject to the restrictive covenants contained in the Tax Sharing Agreement, such as a sale or disposition of the stock of IAC or the stock of a Spinco by certain persons that own five percent or more of any class of stock of IAC or such Spinco, respectively, could have a similar effect on the tax-free status of the spin-offs as transactions to which IAC or a Spinco is a party. As of the date of the spin-off, Liberty Media Corporation and certain of its affiliates, in the aggregate, owned IAC stock representing approximately 61.6% by vote and 29.9% by value and, immediately subsequent to the spin-off, owned stock of each Spinco representing approximately 29.9% by vote and value. Accordingly, in evaluating our ability and the ability of IAC to engage in certain transactions involving our or IAC's equity securities, we and IAC will need to take into account the activities of Liberty Media Corporation and its affiliates.

        As a result of these rules, even if the Ticketmaster Entertainment spin-off otherwise qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes, transactions involving Ticketmaster or IAC equity securities (including transactions by certain significant stockholders) could cause IAC to recognize taxable gain with respect to the stock of Ticketmaster Entertainment as described above. Although the restrictive covenants and indemnification provisions contained in the Tax Sharing Agreement are intended to minimize the likelihood that such an event will occur, the Ticketmaster Entertainment spin-off may become taxable to IAC as a result of transactions in IAC or Ticketmaster Entertainment equity securities.

Our securities may not qualify for placement in investment indices. In addition, our securities may fail to meet the investment guidelines of institutional investors. In either case, these factors may negatively impact the price of our securities and may impair our ability to raise capital through the sale of securities.

        Some of the holders of IAC securities prior to the spin-off were index funds tied to NASDAQ or other stock or investment indices, or are institutional investors bound by various investment guidelines. Companies are generally selected for investment indices, and in some cases selected by institutional investors, based on factors such as market capitalization, industry, trading liquidity and financial condition. As an independent company, we have a lower market capitalization than IAC had prior to the spin-off. As a result, our securities may not qualify for those investment indices. In addition, the securities that were received in the Ticketmaster Entertainment spin-off may not meet the investment guidelines of some institutional investors. Consequently, these index funds and institutional investors may have to sell some or all of the securities they received in the Ticketmaster Entertainment spin-off, and the price of our securities may fall as a result. Any such decline could impair our ability to raise capital through future sales of securities.

The spin-off agreements were not the result of arm's length negotiations.

        The agreements that we entered into with IAC and the other Spincos in connection with the spin-offs, including the separation and distribution agreement, tax sharing agreement, employee matters agreement and transition services agreement, were established by IAC, in consultation with the Spincos, with the intention of maximizing the value to current IAC's shareholders. Accordingly, the terms for us may not be as favorable as would have resulted from negotiations among unrelated third parties.

 RISKS RELATING TO OUR BUSINESS

Live Entertainment Industry and General Economic Trends—Our success depends, in significant part, on entertainment, sporting and leisure events and factors adversely affecting such events could have a material adverse effect on our business, financial condition and results of operations.

        We sell tickets to live entertainment, sporting and leisure events at arenas, stadiums, theaters and other facilities, and accordingly, our business, financial condition and results of operations are directly affected by the popularity, frequency and location of such events. Ticket sales are sensitive to fluctuations in the number and pricing of entertainment, sporting and leisure events and activities offered by promoters, teams and facilities, and adverse trends in the entertainment, sporting and leisure event industries could adversely affect our business, financial condition and results of operations. We rely on third parties to create and perform live entertainment, sporting and leisure events and to price tickets to such events. Accordingly, our success depends, in part, upon the ability of these third parties to correctly anticipate public demand for particular events and the prices that the public is willing to pay to attend such events, as well as the availability of popular artists, entertainers and teams.

        In addition, general economic conditions, consumer trends, work stoppages, natural disasters and terrorism could have a material adverse effect on our business, financial condition and results of operations. Entertainment-related expenditures are particularly sensitive to business and personal discretionary spending levels, which tend to decline during general economic downturns. Current market conditions have been extremely volatile and unemployment rates have risen in recent months. A protracted global recession could have a significant negative impact on our financial condition and the trading price of our stock.

Third Party Relationships—We depend on relationships with clients and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

        Our success is dependent, in significant part, on the ability of our businesses to maintain and renew relationships with existing clients and to establish new client relationships. We anticipate that for the foreseeable future, the substantial majority of our revenues will be derived from online and offline sales of tickets. We also expect that revenues from primary ticketing services, which consist primarily of per ticket convenience charges and per order "order processing" fees, will continue to comprise the substantial majority of our consolidated revenues. For the year ended December 31, 2007, our businesses provided primary ticketing services to over 9,000 clients.

        Securing the right to sell tickets depends, in substantial part, on the ability of our businesses to enter into, maintain and renew client contracts on favorable terms. Revenue attributable to our largest client, Live Nation (including its subsidiary, House of Blues), represented approximately 17% of our total revenue in 2007. This client relationship consists of four agreements, two with Live Nation (a worldwide agreement (other than England, Scotland and Wales) that expires on December 31, 2008, and an agreement covering England, Scotland and Wales that expires on December 31, 2009) and two with House of Blues (a U.S. agreement that expires on December 31, 2009, and a Canadian agreement that expires on March 1, 2010). Revenue attributable to the worldwide agreement and the agreement covering England, Scotland and Wales represented approximately 11% and 3%, respectively, of our total revenues in 2007. Each party has the right to terminate the agreement covering England, Scotland and Wales as of December 31, 2008, in which case Live Nation would be obligated to pay us a termination fee in an amount equal to 1.25 times the average of our annual net profits under the agreement for 2007 and 2008. We anticipate that none of these agreements will be renewed. In addition, Live Nation has publicly announced that it will launch its own ticketing business in 2009 and that it intends to ticket Live Nation events and compete with Ticketmaster Entertainment for third party clients.

        We cannot provide assurances that our businesses will continue to be able to maintain other existing client contracts, or enter into or maintain new client contracts, on acceptable terms, if at all, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, facilities, promoters and other potential clients are increasingly electing to self-ticket and/or distribute a growing number of tickets through client direct or other new channels, which could adversely impact the ability of our businesses to secure renewals and new client contracts. The non-renewal or termination of an agreement with a major client or multiple agreements with a combination of smaller clients could have a material adverse effect on our business, financial condition and results of operations.

        Another important component of our success is the ability of our businesses to maintain existing and build new relationships with third party distribution channels and service providers, including providers of credit card processing and delivery services, as well as advertisers, among other parties. Any adverse changes in these relationships, including the inability of these parties to fulfill their obligations to our businesses for any reason, could adversely affect our business, financial condition and results of operations.

Brand Recognition—Failure to maintain brand recognition and attract and retain customers in a cost-effective manner could adversely affect our business, financial condition and results of operations.

        Maintaining and promoting the Ticketmaster Entertainment and ticketmaster.com (and related international) brand names and, to a lesser extent, the ticketsnow.com, ticketweb.com, museumtix.com and tmvista.com (and related international) brand names, is critical to the ability of our businesses to attract consumers and business customers to their respective websites and other distribution channels. We believe that the importance of brand recognition will increase, given the growing number of online ticketing services due to relatively low barriers to entry to providing internet online content and services. Accordingly, our businesses have spent, and expect to continue to spend, increasing amounts of money on, and devote greater resources to, branding and other marketing initiatives, including search engine optimization techniques and paid search engine marketing, neither of which may be successful or cost-effective. Ticketmaster Entertainment believes that rates for desirable online advertising and marketing are likely to increase in the foreseeable future. The failure of our businesses to maintain the recognition of their respective brands and to attract and retain consumers in a cost-effective manner could adversely affect our business, financial condition and results of operations.

Acquisitions—We may experience operational and financial risks in connection with acquisitions. In addition, some of the businesses acquired by us may incur significant losses from operations or experience impairment of carrying value.

        Our growth may depend upon future acquisitions and depends, in part, on our ability to successfully integrate historical acquisitions. We may experience operational and financial risks in connection with acquisitions. To the extent that we continue to grow through acquisitions, we will need to:

  •
  successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with existing operations and systems;

  •
  retain the clients of the acquired businesses;

  •
  retain and integrate senior management and other key personnel at acquired businesses; and

  •
  successfully manage acquisition-related strain on our management, operations and financial resources and/or those of acquired businesses.

        We may not be successful in addressing these challenges or any others encountered in connection with historical and future acquisitions and the failure to do so could adversely affect our business, financial condition and results of operations. The anticipated benefits of one or more acquisitions may not be realized and future acquisitions could result in potentially dilutive issuances of equity securities and/or contingent liabilities. Also, the value of goodwill and other intangible assets acquired could be impacted by one or more unfavorable events or trends, which could result in impairment charges. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.

        Through certain recent (and potentially future) acquisitions, such as the acquisitions of TicketsNow, Emma Entertainment, Echo, GetMeIn! and Front Line Management, we entered (or may enter) into aspects of the ticketing and/or entertainment industries in which we have not previously participated directly. Acquisitions of this nature could adversely affect relationships with new and potential clients to the extent that clients view the interests of acquired businesses, or those of Ticketmaster Entertainment overall following the completion of any such acquisitions, as competing with or diverging from their own, which could adversely impact our relationships with its clients and its ability to attract new clients, which would adversely affect our business, financial condition and results of operations.

International Presence and Expansion—Our businesses operate in international markets in which they have limited experience. Our businesses may not be able to successfully expand into new, or further into existing, international markets.

        We provide services in various jurisdictions abroad through a number of brands and businesses that we own and operate, as well as through joint ventures, and expect to continue to expand our international presence. We face, and expect to continue to face, additional risks in the case of our existing and future international operations, including:

  •
  political instability and unfavorable economic conditions in the markets in which we currently have international operations or into which our brands and businesses may expand;

  •
  more restrictive or otherwise unfavorable government regulation of the live entertainment and ticketing industries, including the regulation of the provision of primary ticketing and ticket resale services, as well promotional, marketing and other related services, which could result in increased compliance costs and/or otherwise restrict the manner in which our businesses provide services and the amount of related fees charged for such services;

  •
  limitations on the enforcement of intellectual property rights, which would preclude us from building the brand recognition upon which we have come to rely in many jurisdictions;

  •
  limitations on the ability of foreign subsidiaries to repatriate profits or otherwise remit earnings to us;

  •
  adverse tax consequences;

  •
  limitations on technology infrastructure, which could limit our ability to migrate international operations to the Ticketmaster System, which would result in increased costs;

  •
  lower levels of internet usage, credit card usage and consumer spending in comparison to those in the United States; and

  •
  difficulties in managing operations and adapting to consumer desires due to distance, language and cultural differences, including issues associated with management and operational systems and infrastructures, including internal financial control and reporting systems and functions, staffing and managing foreign operations, which we might not be able to do effectively, or if so, on a cost-effective basis.

        Our ability to expand our international operations into new, or further into existing, jurisdictions will depend, in significant part, on our ability to identify potential acquisition candidates, joint venture or other partners, and enter into arrangements with these parties on favorable terms, as well as our ability to make continued investments to maintain and grow existing international operations. If the revenues generated by international operations are insufficient to offset expenses incurred in connection with the maintenance and growth of these operations, our business, financial condition and results of operations could be materially and adversely affected. In addition, in an effort to make international operations in one or more given jurisdictions profitable over the long term, significant additional investments that are not profitable over the short term could be required over a prolonged period.

        In addition, the ticketing industry in many jurisdictions abroad is more fragmented and local than it is in the United States. Our success in these markets will depend on the ability of our businesses to create economies of scale by consolidating within each market geographically, which would most likely occur over a prolonged period, during which significant investments in technology and infrastructure would be required. In the case of expansion through organic growth, we would face substantial barriers to entry in new, and expansion into existing, markets due primarily to the risks and concerns discussed above, among others.

        Lastly, to the extent that costs and prices for services are established in local currencies and adjusted to U.S. dollars based on then-current exchange rates, we will be exposed to foreign exchange rate fluctuations. After accounting for such fluctuations, we may be required to record significant gains or losses, the amount of which will vary based on then current exchange rates, which could cause our results to differ materially from expectations. As we continue to expand our international presence, our exposure to exchange rate fluctuations will increase.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

        In connection with our spin-off from IAC, we incurred indebtedness of approximately $750 million and have since drawn down an additional $115 million from our revolving line of credit.

        These arrangements and current market conditions may limit our ability to secure significant, additional financing in the future on favorable terms. Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current credit market conditions would have a material adverse effect on our ability to secure financing on favorable terms, if at all.

        We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time (if any). Furthermore, if financing is not available when needed, or is available on unfavorable terms, we may be unable to develop new or enhance our existing services, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Also, our ability to engage in significant equity issuances is limited in order to preserve the tax-free nature of the distribution, as explained in the above risk factors.

Our stock price has been volatile

        Our common stock began trading on the NASDAQ Stock Market on August 12, 2008. Since this time, and continuing after the spin-off date, the market price of our common stock has been volatile. It is likely that the market price of our common stock will continue to be subject to significant fluctuations. We believe that future announcements concerning us, our competitors or our principal customers, including technological innovations, new product and service introductions, governmental regulations, litigation or changes in earnings estimated by us or analysts may cause the market price of our common stock to fluctuate substantially in the future. Sales of substantial amounts of outstanding common stock in the public market could materially and adversely affect the market price of our common stock. Further, in recent months the stock market has experienced extreme price fluctuations in equity securities of listed companies. These price and volume fluctuations often have been unrelated to the operating performance of those companies. These fluctuations, as well as general economic, political and market conditions, such as armed hostilities, acts of terrorism, civil disturbances, recessions, international currency fluctuations, or tariffs and other trade barriers, may materially and adversely affect the market price of our common stock.

Changing Customer Requirements and Industry Standards—Our businesses may not be able to adapt quickly enough to changing customer requirements and industry standards.

        The e-commerce industry is characterized by evolving industry standards, frequent new service and product introductions and enhancements and changing customer demands. Our businesses may not be able to adapt quickly enough and/or in a cost-effective manner to changes in industry standards and customer requirements and preferences, and their failure to do so could adversely affect our business, financial condition and results of operations. In addition, the continued widespread adoption of new internet or telecommunications technologies and devices or other technological changes could require our businesses to modify or adapt their respective services or infrastructures. The failure of our businesses to modify or adapt their respective services or infrastructures in response to these trends could render their existing websites, services and proprietary technologies obsolete, which could adversely affect our business, financial condition and results of operations.

        In addition, we are currently in the process of migrating our international brands and businesses to the Ticketmaster System in an attempt to provide consistent and state-of-the-art services across our businesses and to reduce the cost and expense of maintaining multiple systems, which we may not be able to complete in a timely or cost-effective manner. Delays or difficulties in implementing the Ticketmaster System, as well as any new or enhanced systems, may limit our ability to achieve the desired results in a timely manner. Also, we may be unable to devote financial resources to new technologies and systems in the future, which could adversely affect our business financial condition and results of operations.

Compliance and Changing Laws, Rules and Regulations—Our failure to comply with existing laws, rules and regulations as well as changing laws, rules and regulations and legal uncertainty, could adversely affect our business, financial condition and results of operations.

        Since our businesses sell tickets and provide related services to consumers through a number of different online and offline channels, they are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States and abroad, which are subject to change at any time. For example, our businesses conduct marketing activities via the telephone and/or through online marketing channels, which activities are governed by numerous federal and state regulations, such as the Telemarketing Sales Rule, state telemarketing laws and the CAN-SPAM Act, among others. Our businesses are also subject to laws, rules and regulations applicable to providers of primary ticketing and ticket resale services, which in some cases regulate the amount of transaction and other fees that they may be charged in connection with primary ticketing sales and/or the ticket prices that may be charged in the case of ticket resale services, and new legislation of this nature is introduced from time to time in various (and is pending in certain) jurisdictions in which our businesses sell tickets and provide services. For example, several U.S. states and cities, Canadian provinces, the United Kingdom and European countries prohibit the resale of tickets at prices greater than the original face price (in the case of certain jurisdictions, without the consent of the venue) and/or prohibit the resale of tickets to certain types of events. The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business, financial condition and results of operations. In addition, the promulgation of new laws, rules and regulations that restrict or otherwise unfavorably impact the ability or manner in which our businesses provide primary ticketing and ticket resale services would require our businesses to change certain aspects of their business, operations and client relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject us to additional liabilities.

        In addition, the application of various domestic and international sales, use, value-added and other tax laws, rules and regulations to our historical and new products and services is subject to interpretation by applicable taxing authorities. While we believe that we are compliant with current tax provisions, taxing authorities may take a contrary position and such positions may adversely affect our business, financial condition and results of operations.

        From time to time, federal, state and local authorities and/or consumers commence investigations, inquiries or litigation with respect to compliance by us and our businesses with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. Our businesses have historically cooperated with authorities in connection with these investigations and have satisfactorily resolved each such material investigation, inquiry or litigation. We have incurred significant legal expenses in connection with the defense of governmental investigations and litigation in the past and may be required to incur additional expenses in the future should investigations and litigation be instituted. In the case of antitrust (and similar or related) matters, any adverse outcome could limit or prevent our businesses from engaging in the ticketing business generally (or in a particular market thereof) or subject them to potential damage assessments, all of which could have a material adverse effect on our business, financial condition and results of operations.

Maintenance of Systems and Infrastructure—Our success depends, in part, on the integrity of our systems and infrastructures. System interruption and the lack of integration and redundancy in these systems and infrastructures may have an adverse impact on our business, financial conditions and results of operations.

        Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructures, including websites, information and related systems, call centers and distribution and fulfillment facilities. System interruption and the lack of integration and redundancy in our information systems and infrastructures may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent our businesses from efficiently providing services or fulfilling orders. We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our systems and infrastructures, our businesses, our affiliates and/or third parties, or deterioration in the performance of these systems and infrastructures, could impair the ability of our businesses to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent our businesses from providing services, fulfilling orders and/or processing transactions. While our businesses have backup systems for certain aspects of their operations, disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect our business, financial conditions and results of operations.

        In addition, any penetration of network security or other misappropriation or misuse of personal consumer information could cause interruptions in the operations of our businesses and subject us to increased costs, litigation and other liabilities. Claims could also be made against us for other misuse of personal information, such as for unauthorized purposes or identity theft, which could result in litigation and financial liabilities, as well as administrative action from governmental authorities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business. It is possible that advances in computer capabilities, new discoveries, undetected fraud, inadvertent violations of company policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect consumer transaction data. As a result, current security measures may not prevent any or all security breaches. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. We also face risks associated with security breaches affecting third parties with which we are affiliated or otherwise conduct business online. Consumers are generally concerned with security and privacy of the Internet, and any publicized security problems affecting our businesses and/or those of third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.

Privacy—The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

        In the processing of consumer transactions, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us and our businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

        Our businesses may also become exposed to potential liabilities as a result of differing views on the privacy of consumer and other user data collected by these businesses. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of these businesses, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could adversely affect our business, financial condition and results of operations.

Intellectual Property—We may fail to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

        We may fail to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties. We regard our intellectual property rights, including patents, service marks, trademarks and domain names, copyrights, trade secrets and similar intellectual property (as applicable) as critical to our success. Our businesses also rely heavily upon software codes, informational databases and other components that make up their products and services.

        We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secret or copyrighted intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.

        We have generally registered and continue to apply to register, or secure by contract when appropriate, our trademarks and service marks as they are developed and used, and reserve and register domain names as we deem appropriate. We generally consider the protection of our trademarks to be important for purposes of brand maintenance and reputation. While we vigorously protect our trademarks, service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which products and services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names and limit our ability of to control marketing on or through the internet using our various domain names or otherwise, which could adversely affect our business, financial condition and results of operations.

        Some of our businesses have been granted patents and/or have patent applications pending with the United States Patent and Trademark Office and/or various foreign patent authorities for various proprietary technologies and other inventions. We consider applying for patents or for other appropriate statutory protection when we develop valuable new or improved proprietary technologies or inventions are identified, and will continue to consider the appropriateness of filing for patents to protect future proprietary technologies and inventions as circumstances may warrant. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. In addition, third parties may create new products or methods that achieve similar results without infringing upon patents that we own. Likewise, the issuance of a patent to us does not mean that our processes or inventions will not be found to infringe upon patents or other rights previously issued to third parties.

        From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive.

Item 6.    Exhibits

        The following documents are filed as Exhibits to the Report:

Exhibit Numbers	Description
10.1	Employment Agreement dated as of December 9, 2004, between Ticketmaster L.L.C. and Chris Riley
10.2	Amendment No. 1 dated as of January 4, 2008, to Employment Agreement between Ticketmaster L.L.C. and Chris Riley
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TICKETMASTER ENTERTAINMENT, INC.

Date: November 14, 2008	By:	/s/ BRIAN REGAN Brian Regan Executive Vice President and Chief Financial Officer

QuickLinks

EXPLANATORY NOTE
TICKETMASTER ENTERTAINMENT, INC. INDEX
PART 1—FINANCIAL STATEMENTS
  Item 1. Consolidated Financial Statements
TICKETMASTER ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
TICKETMASTER ENTERTAINMENT, INC. CONSOLIDATED BALANCE SHEETS
TICKETMASTER ENTERTAINMENT, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
TICKETMASTER ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
TICKETMASTER ENTERTAINMENT, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations
GENERAL
LIQUIDITY AND CAPITAL RESOURCES
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
TICKETMASTER ENTERTAINMENT'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATION OF EBITDA
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4T. Controls and Procedures
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
RISKS RELATING TO OUR RECENTLY-COMPLETED SPIN-OFF FROM IAC
RISKS RELATING TO OUR BUSINESS
  Item 6. Exhibits
SIGNATURES