Form 10-K
period 2008-12-31
TICKETMASTER ENTERTAINMENT, INC.
filed 2009-03-31
CIK 1006637

Use these links to rapidly review the document

TICKETMASTER ENTERTAINMENT, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

(310) 360-3300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐    Yes ☒ No

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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2008, there was no established public market for the registrant's common stock. Shares began trading August 21, 2008 after completion of the spin-off from IAC/ InterActiveCorp.

         As of March 27, 2009, the following shares of the Registrant's common stock were outstanding: 57,329,136

Documents Incorporated by Reference:

         Portions of the Registrant's proxy statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

TICKETMASTER ENTERTAINMENT, INC.

FORM 10-K

For the Year Ended December 31, 2008

PART I

Item 1.    Business

Overview

        As the world's leading live entertainment ticketing and marketing company, Ticketmaster Entertainment, Inc. ("Ticketmaster Entertainment," "we," "our," "us" or the "Company") connects the world to live entertainment. Ticketmaster Entertainment currently operates in approximately 20 countries worldwide, providing ticket sales, ticket resale services, marketing and distribution through www.ticketmaster.com, one of the largest e-commerce sites on the internet, and related proprietary internet and mobile channels, approximately 7,100 independent sales outlets and 17 call centers worldwide. Established in 1976, Ticketmaster Entertainment sold tickets on behalf of more than 10,000 clients worldwide during 2008, including venues, promoters, sports leagues and teams and museum and cultural institutions, among other clients, across multiple live event categories, providing exclusive ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. Ticketmaster Entertainment's distribution channels and client base provide it with significant scale—for example, in 2008, Ticketmaster Entertainment brands and businesses sold more than 141 million tickets valued at over $8.9 billion.

        Ticketmaster Entertainment's business also includes the operations of Front Line Management Group, Inc. ("Front Line"), one of the world's leading artist management companies. Front Line manages musical artists and acts primarily in rock, classic rock, pop and country music. As of December 31, 2008, Front Line had almost 200 artists on its rosters and approximately 80 managers performing services to artists.

  History

        Ticketmaster Entertainment's predecessor companies, Ticketmaster Group, Inc. and its subsidiaries, were organized for the primary purpose of developing stand-alone automated ticketing systems for license to individual facilities. Since then, Ticketmaster Entertainment's business has grown through continued improvements in its technology, the continued expansion of its service and product offerings, as well as its client base, and the acquisition of and investment in ticketing and technology companies, as well as a number of entertainment-related businesses, both in the United States and abroad. In January 2003, IAC/InterActiveCorp, a Delaware corporation ("IAC"), at that time our majority owner, acquired the outstanding shares of Ticketmaster Entertainment that it did not previously own, as a result of which the Company became a wholly-owned subsidiary of IAC. In August 2008, Ticketmaster Entertainment was spun-off from IAC and became a separate publicly-traded company. In October 2008, the Company acquired an additional equity interest in Front Line, giving it a controlling interest in Front Line.

  Summary of the Spin-Off from IAC/InterActiveCorp

        On July 1, 2008, the Board of Directors of IAC approved a plan to separate IAC into five separate, publicly traded companies via the distribution of all of the outstanding shares of common stock of four wholly-owned subsidiaries, including Ticketmaster Entertainment (which at that time was known as Ticketmaster).

        On August 20, 2008, IAC distributed to its stockholders all of the outstanding shares of common stock, par value $0.01 per share, of Ticketmaster Entertainment (the "spin-off"). Following the spin-off, Ticketmaster Entertainment's businesses included the businesses that formerly comprised IAC's Ticketmaster segment, which consisted of IAC's domestic and international ticketing and ticketing related businesses, subsidiaries and investments, as well as IAC's investment in Front Line, and excluded Ticketmaster Entertainment's former Reserve America subsidiary and its investment in Active.com, which were transferred to IAC.

        Upon completion of the spin-off (and for a short period prior to that, on a "when-issued" basis), Ticketmaster Entertainment shares began trading on the NASDAQ Global Select Market ("NASDAQ") under the symbol "TKTM." In conjunction with the spin-off, Ticketmaster Entertainment completed the following transactions: (1) extinguished all intercompany receivable balances due from IAC and its subsidiaries, which totaled $604.4 million by recording a non-cash distribution to IAC, (2) recapitalized the invested equity balance with common stock, whereby holders of IAC stock received one fifth of a share of Ticketmaster Entertainment common stock for each share of common and class B common stock of IAC held as described in our Post Effective Amendment No. 1 to Form S-1 (Commission File Number 333-152702) filed with the Securities and Exchange Commission ("SEC") on August 20, 2008, and (3) distributed $752.9 million in cash to IAC in connection with Ticketmaster Entertainment's separation from IAC, which included the net proceeds of $723.6 million from our financings through a combination of privately issued debt securities and bank borrowings.

  Front Line

        Front Line was formed in January 2005 when it acquired the music management businesses of Irving Azoff and Howard Kaufman and their respective associates, funded by the private equity groups TH Lee and Bain Capital, together with the Warner Music Group. Front Line subsequently secured additional financing from IAC. In June 2007, IAC and Warner Music Group acquired the interests formerly held by the private equity groups and certain individual investors, following which Front Line was owned by a combination of IAC, Warner Music Group and the Azoff Family Trust. In June 2008, Madison Square Garden acquired a combined 10% interest in Front Line by acquiring interests from both IAC and Warner Music Group. As part of Ticketmaster Entertainment's spin-off from IAC, IAC's investment in Front Line was transferred to Ticketmaster Entertainment. On October 29, 2008, the Company acquired additional equity interests in Front Line, giving Ticketmaster Entertainment a controlling interest in Front Line. As a result, the Company has consolidated the results of Front Line from the acquisition date.

  Merger Agreement with Live Nation, Inc.

        On February 10, 2009, the Company entered into a definitive merger agreement with Live Nation, Inc. ("Live Nation"). The combined entity, which is expected to be called Live Nation Entertainment, joins Live Nation's concert promotions expertise with Ticketmaster Entertainment's world-class ticketing solutions and artist relationships to improve the live entertainment experience and drive major innovations in ticketing technology, marketing, and service. The companies are expected to be combined in an all-stock merger of equals transaction that is intended to qualify as tax-free for U.S. federal income tax purposes. Under the merger agreement, holders of Ticketmaster Entertainment common stock will receive 1.384 shares of Live Nation common stock for each share of Ticketmaster Entertainment common stock they own, subject to adjustments as provided in the merger agreement. Live Nation and Ticketmaster Entertainment stockholders will each own approximately 50 percent of the outstanding equity interests of the combined company upon completion of the merger. The merger is subject, among other conditions, to regulatory approvals and the approval of the stockholders of both companies. We anticipate that the transaction will close in the second half of 2009.

Business Segments

        The Company operates in two reportable segments—Ticketing and Artist Services. In addition, the Company also has corporate and other expenses, which are managed on a total company basis. See

Note 7—Segment Information of the Notes to the Consolidated Financial Statements for financial information regarding segment reporting.

  Ticketing

        The Company's ticketing operations are primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for our services. We sell tickets through a combination of websites, telephone services and ticket outlets. Ticketmaster Entertainment's ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by its clients. Generally, the second and third quarters of the year experience the highest domestic ticketing revenue, earned primarily in the concert and sports categories. Generally, international revenues are the highest in the fourth quarter of the year, earned primarily in the concert category.

  Primary (Initial Sale) Ticketing Services

        Overview.    "Primary" sales of tickets refers to the original sale of tickets to an event by or on behalf of an event presenter. For the year ended December 31, 2008, the substantial majority of Ticketmaster Entertainment's revenues were attributable to primary ticket sale services. Ticketmaster Entertainment provides primary ticket sale services to the following types of clients:

  •
  Venues—including arenas, stadiums, theaters, universities, colleges, clubs and festivals in the United States and abroad, ranging in size from 100,000+ seat stadiums to small clubs, including Madison Square Garden (New York City), Staples Center (Los Angeles), The 02 (London), the University of Michigan and the University of California, Los Angeles;

  •
  Promoters—promoters of live events, from worldwide concert tours to single, local events, including AEG Live, Jam Productions and MCD Productions;

  •
  Sports Leagues, Teams and Events—professional sports teams, leagues, franchises and clubs and special sporting events, including Major League Baseball Advanced Media and many Major League Baseball, National Football League, National Basketball Association, National Hockey League, Rugby Football Union and Premier League teams; and

  •
  Museums, Cultural Institutions and Historic Sites—including the Guggenheim Museum (New York City) and the Getty Museum and Getty Villa (Los Angeles).

        When providing primary ticket sale services to clients in the U.S. and abroad (other than in the United Kingdom), Ticketmaster Entertainment generally serves as the exclusive ticket sales agent for individual tickets sold to the general public outside of facility box offices. In the United Kingdom, Ticketmaster Entertainment is typically a non-exclusive ticket sales agent for its clients and instead is guaranteed a certain minimum allocation of the tickets for each event. For any particular event, Ticketmaster Entertainment works with clients to identify those tickets that will be made available for sale through Ticketmaster Entertainment's various distribution channels (see "Distribution" below) as well as facility box offices. To enable most or all tickets for a given event to be offered for sale simultaneously and sold through these channels, Ticketmaster Entertainment licenses the Ticketmaster System, our proprietary system (see "Intellectual Property"), and related equipment to clients and installs this system at their facility box offices. The provision of primary ticket sale services to clients is generally governed by individual, multi-year agreements between Ticketmaster Entertainment and its clients.

        Consumers who purchase tickets through Ticketmaster Entertainment pay an amount equal to the ticket face price, plus a per ticket convenience charge, a per order "order processing" fee and, if applicable, a premium delivery charge. Ticketmaster Entertainment remits the entire face value of the ticket to the client. In addition, in most cases, Ticketmaster Entertainment remits royalties as specified in the written agreement between Ticketmaster Entertainment and the client.

        Client Relationships.    Ticketmaster Entertainment generally enters into written agreements with individual clients to provide primary ticket sale services for specified multi-year periods, typically ranging from 3 to 5 years. Pursuant to these agreements, clients generally determine what tickets will be available for sale, when such tickets will go on sale to the public and what the ticket face price will be. Agreements with venue clients generally grant Ticketmaster Entertainment the right to sell tickets for all events presented at the relevant venue for which tickets are made available to the general public. Agreements with promoter clients generally grant Ticketmaster Entertainment the right to sell tickets for all events presented by a given promoter at any venue, unless that venue is already covered by an existing exclusive agreement with Ticketmaster Entertainment or another ticketing service provider. Under Ticketmaster Entertainment's exclusive contracts, clients may not utilize, authorize or promote the services of third party ticketing companies or technologies while under contract with Ticketmaster Entertainment. While Ticketmaster Entertainment generally has the right to sell a substantial portion of its clients' tickets, venue and promoter clients often sell and distribute group sales and season tickets in-house. In addition, under many written agreements between promoters and Ticketmaster Entertainment's clients, Ticketmaster Entertainment's clients often allocate certain tickets for artist, promoter, agent and venue use and do not make those tickets available for sale by us. Ticketmaster Entertainment also generally allows clients to make a certain limited number of tickets available for sale through fan or other similar clubs, from which Ticketmaster Entertainment generally derives no revenues unless selected by the club to facilitate the sales. As a result, Ticketmaster Entertainment does not sell all of its clients' tickets and the amount of tickets that it sells varies from client to client and from event to event, and varies as to any single client from year to year.

        Pursuant to its agreements with certain clients, sales of premium primary tickets, often under high demand, are offered for sale through the Company's TicketExchange service, which is accessible to consumers through www.ticketmaster.com. Such tickets are referred to as "Platinum" tickets and are frequently priced by Ticketmaster Entertainment's clients at prices that are meant to reflect their market value.

        Convenience charges, which are heavily negotiated, mutually agreed upon and set forth in written agreements between Ticketmaster Entertainment and its clients, vary based upon numerous factors, including: the scope and nature of the services to be rendered, the amount and cost of equipment to be installed at the client's venue location, the amount of advertising and/or promotional allowances to be provided, the type of event and the distribution channel in which the ticket is to be sold and the face price of the ticket. Client agreements also provide how and when, and by how much and with what frequency, changes may be made to per ticket convenience charges and per order "order processing" fees during the term. During the year ended December 31, 2008, per ticket convenience charges generally ranged from $2.50 to $15.00 and average revenue per ticket (which primarily includes per ticket convenience charges and per order "order processing" fees, as well as certain other revenue sources directly related to the sale of tickets) was $7.84.

        Most written agreements provide for the payment of royalties to clients, which are heavily negotiated, in an amount equal to a mutually agreed upon portion of related per ticket convenience charges on all tickets sold through all Ticketmaster Entertainment distribution channels and per order "order processing" fees on all tickets sold online or by telephone. In many cases, written agreements also require Ticketmaster Entertainment to advance royalties to clients, which advances are usually recoupable by Ticketmaster Entertainment out of the future client royalty payments. In limited instances, clients have the right to receive an upfront, non-recoupable payment from Ticketmaster Entertainment as an incentive to enter into the ticketing service agreement. Written agreements also specify the additional ticketing systems, if any, that may be used and purchased by clients during their relationship with Ticketmaster Entertainment.

        Ticketmaster Entertainment generally does not buy tickets from its clients for sale or resale to the public and typically assumes no financial risk for unsold tickets, other than indirect risk associated with its ability to recoup advances made to clients. If an event is canceled, Ticketmaster Entertainment refunds the per ticket convenience charges to customers (but not the per order "order processing" fees), except in certain European jurisdictions, where Ticketmaster Entertainment is required by law to do so. Refunds of ticket prices for canceled events are funded by clients, which have historically fulfilled these obligations on a timely basis with few exceptions.

        Clients routinely agree by contract to include Ticketmaster Entertainment's name, logos and the applicable Ticketmaster Entertainment website address and charge-by-phone number in advertisements in all forms of media promoting the availability of their tickets. Ticketmaster Entertainment brand names and logos are also prominently displayed on printed tickets, ticket envelopes and e-mail alerts about upcoming events that Ticketmaster Entertainment sends to its customers. Ticketmaster Entertainment also provides primary ticketing solutions for clients who wish to perform ticketing functions in-house on a private label or other basis through its Paciolan and Ticketmaster VISTA brands and businesses, which license the requisite software or other rights to clients for license and per transaction fees in the case of Paciolan and for per ticket fees in the case of Ticketmaster VISTA. Ticketmaster Entertainment also currently licenses its name and technology exclusively to a third party that provides primary ticketing services to clients in the Washington, D.C./Baltimore area, as well as to third parties and joint ventures in certain jurisdictions abroad.

  Ticket Resale Services

        The "resale" of tickets refers to the sale of tickets by a holder who originally purchased the tickets from a venue, promoter or other entity, or a ticketing services provider selling on behalf of a venue, promoter or other entity. Ticketmaster Entertainment currently offers ticket resale services through TicketsNow, which Ticketmaster Entertainment acquired in February 2008, its TicketExchange service, which Ticketmaster Entertainment launched in January 2002, and GET ME IN!, which Ticketmaster Entertainment acquired in February 2008.

        TicketsNow is a leading consumer marketplace for the resale of event tickets in the United States and Canada. TicketsNow enters into listing agreements with licensed ticket resellers to post ticket inventory for sale through TicketsNow at a purchase price equal to a ticket resale price determined by the relevant ticket resellers, plus an amount equal to a percentage of the ticket resale price and a pre-determined service fee. TicketsNow remits the reseller-determined ticket resale price to the ticket resellers and retains the remainder of the purchase price. TicketsNow also licenses point-of-sale business management software to ticket resellers for a fee, which allows the resellers to manage their ticket inventory and operate their businesses. While TicketsNow does not generally acquire tickets for sale on its own behalf, it may do so from time to time on a limited basis. TicketsNow also operates a wholesale ticket brokerage business that sells its own inventory of tickets through TicketsNow.com and other retail resellers nationwide.

        In addition to enabling Platinum primary ticket sales, the TicketExchange service allows consumers to resell and purchase tickets online for certain events that were initially sold for Ticketmaster Entertainment clients in the United States, Europe and Canada who elect to participate in the TicketExchange service. Sellers and buyers each pay Ticketmaster Entertainment a fee that has been negotiated with the relevant client, a portion of which is shared with the client. Consumers in the United Kingdom, Germany and the Netherlands may buy and sell tickets to live entertainment events through GET ME IN!, which charges sellers a commission and buyers a processing fee.

  Marketing, Promotional and Related Services

        Ticketmaster Entertainment is a leading marketer of live entertainment to fans in the markets in which it operates. For example, Ticketmaster Entertainment informs fans about upcoming live events for which tickets will be available through Ticketmaster Entertainment in their area through its Ticket Alert email service. Fans can customize TicketAlerts to inform them about upcoming events for particular performers, teams or venues, as well as events in specified categories (music, sports, theater and family entertainment). Ticketmaster Entertainment sent approximately 1.6 billion TicketAlert e-mails in 2008, reaching an average of approximately 31 million consumers per week. Ticketmaster Entertainment also provides rich content on its various websites to promote events that it tickets, including artist pages that feature video content and biographical material.

        Ticketmaster Entertainment continues to develop and introduce new initiatives, as well as enter into new relationships, in an effort to help its clients sell more tickets in more markets. For example, Ticketmaster Entertainment acquired a 25% interest in Evolution Artists Inc. ("iLike.com") in December 2006 (which does business under the brand name "iLike"), a leading, online social music discovery service that facilitates the sharing of playlists, new music and concerts, and has entered into arrangements with iLike.com to provide features designed to enhance the overall consumer experience on www.ticketmaster.com. Ticketmaster Entertainment also offers a suite of dynamic pricing tools, such as online auctions, pursuant to which consumers bid on tickets being sold by Ticketmaster Entertainment and purchases them at a price equal to the highest winning bid. For auction sales, in addition to per order "order processing" fees, Ticketmaster Entertainment typically receives fees based on a percentage of the prices at which tickets are ultimately sold.

        Ticketmaster Entertainment provides promotional and other related services to artists, such as the sale of tickets to members of artist fan clubs and the sale of artist fan club memberships, through its Echo business. Ticketmaster Entertainment is also seeking to secure and strengthen its relationships with promoters. Ticketmaster Entertainment has also established a presence as a promoter in China through its Emma Entertainment business, a ticketing company and promoter of live entertainment events in China.

  Distribution

        Ticketmaster Entertainment sells tickets online, through independent sales outlets, and via call centers. During the year ended December 31, 2008, 73%, 16%, and 11% of primary ticket sales were transacted through these channels, respectively.

        Online.    Ticketmaster Entertainment owns and operates various branded websites, both in the United States and abroad, which are customized to reflect services offered in each jurisdiction. Ticketmaster Entertainment's primary online ticketing website, www.ticketmaster.com, together with its other branded ticketing websites, are designed to promote ticket sales for live events and disseminate event and related merchandise information online. Consumers can access www.ticketmaster.com directly, from affiliated websites and through numerous direct links from banners and event profiles hosted by approved third party websites.

        Independent Sales Outlets.    As of December 31, 2008, Ticketmaster Entertainment had approximately 7,100 "Ticket Center" independent sales outlets worldwide, approximately 2,000 of which were in the United States and approximately 5,100 of which were in various jurisdictions abroad. The majority of these independent sales outlets are located in major department, grocery and music stores, malls and, in Europe, post offices. While Ticketmaster Entertainment installs and maintains the hardware and software necessary for these independent sales outlets to sell tickets, it is not generally responsible for staffing, daily operations and related costs. Ticketmaster Entertainment pays independent sales outlets a commission, the amount of which ranged from approximately 17% to 25% of Ticketmaster Entertainment's convenience charge in 2008.

        Call Centers.    As of December 31, 2008, Ticketmaster Entertainment operated 17 call centers worldwide, through which consumers can generally purchase tickets by speaking to an operator or by way of an interactive voice response system, seven days a week, for at least 20 hours per day. Ticketmaster Entertainment's domestic telephone system can channel all or a portion of incoming calls from any city to a selected call center in another city or region to accommodate the commencement of sales activity for a major event in a given region, as well as provide back-up capabilities in the event a call center experiences operating difficulties.

  Artist Services

        The Artist Services segment primarily provides management services to music recording artists in exchange for a commission on the earnings of these artists. Artist Services also sells merchandise associated with musical artists at live musical performances, to retailers, and directly to consumers via the internet. As of December 31, 2008, the Artist Services segment was entirely comprised of the business of Front Line. The Artist Services segment is highly seasonal, with profitability related to the timing of tours and merchandise sales. Peak seasons are typically in the summer and, increasingly, in the fall leading up to the holiday season.

        The fundamental strategy, both at the inception of Front Line and currently, is to build a substantial presence in the music management and allied music services businesses through acquisition and organic growth. Through our brand "I Love All Access" we operate a successful "VIP" ticketing fan experience program. The program covers both Front Line and third party clients, and provides fans with a range of added value to the concert ticket, including possible meet and greet or photo opportunities with the artist, attending sound checks, back stage passes, meals and refreshments, merchandise items and venue parking.

        We also operate a merchandise business selling t-shirts and other apparel at concerts and through retail outlets. Other activities produce income from services provided for various marketing and sponsorship activities for artists.

International Operations

        Ticketmaster Entertainment provides primary ticket sale services in Australia, Canada, Ireland, New Zealand and the United Kingdom, primarily under the Ticketmaster brand name, and through other brand names in various other jurisdictions abroad, including China (Emma Entertainment), Denmark (BILLETNet), Finland (Lippupalvelu), Germany (Kartenhaus), the Netherlands (Ticket Service), Norway (billettservice.no), Spain (Tic Tack Ticket), Sweden (Ticnet) and Turkey (Biletix). Ticketmaster Entertainment also provides resale ticket services in Canada through TicketsNow and in the United Kingdom, Germany and the Netherlands through GET ME IN!.

        Ticketmaster Entertainment also is a party to joint ventures with third parties that provide ticket distribution services in Mexico and supplied ticketing services for the 2008 Beijing Olympic Games. In the case of the 2008 Beijing Olympic Games joint venture, Ticketmaster Entertainment licensed the Ticketmaster System (defined below) to the joint venture and received a fee based on the number of tickets the joint venture sold or distributed through the system. Ticketmaster Entertainment also licenses its technology in Brazil, Argentina and Chile.

        Ticket sales and revenues attributable to international operations represented approximately 42% and 31%, respectively, of total ticket sales and revenues in 2008.

Client Concentration

        The Company's largest client, Live Nation (including its subsidiary House of Blues), represented approximately 13%, 17% and 20% of its consolidated revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Access to Supply" for a description of Ticketmaster Entertainment's client relationship with Live Nation, including the termination of certain client agreements as of December 31, 2008.

Intellectual Property

        Ticketmaster Entertainment's core proprietary operating system and software (the "Ticketmaster System") is designed for scalability, can be customized to satisfy a full range of client requirements and its capacity can be increased through investment in additional hardware. The entire Ticketmaster Entertainment distribution network, including the Ticketmaster System, provides a single, centralized inventory control and management system capable of tracking total ticket inventory for all events, whether sales are made on a season, subscription, group or individual ticket basis. Ticketmaster Entertainment believes that the Ticketmaster System enables clients to sell tickets and adapt to emerging and changing trends in the live entertainment industry in a more efficient and cost-effective manner than they could achieve on their own.

        In areas of Europe outside of the United Kingdom and Ireland, Ticketmaster Entertainment's operating businesses generally use localized versions of Ticketmaster Entertainment's software or their own software, all of which are also proprietary to Ticketmaster Entertainment. In limited cases abroad, Ticketmaster Entertainment licenses ticketing systems from third parties. Ticketmaster Entertainment has migrated certain of its international brands and businesses to the Ticketmaster System and intends to continue to do so over the next several years.

        The Ticketmaster System, which includes both hardware and software, is typically located in one of the multiple data centers managed by Ticketmaster Entertainment staff, with the hardware and software required for use being installed at all points of sale. Ticketmaster Entertainment takes significant measures to prevent outages with respect to the Ticketmaster System and related systems.

Industry Overview

  Ticketing

        The ticketing services industry has experienced significant changes over the past decade due to the advent of online commerce. As consumers increasingly choose to purchase tickets online and through mobile channels, sales through phone, outlet and box office channels have diminished in relative importance. As online ticket purchases increase, related ticketing costs generally decrease, which has made it easier for clients to manage and facilitate ticket sales in-house, as well as for technology-based companies to offer primary ticketing services and stand-alone, automated ticketing systems that enable clients to perform their own ticketing or utilize self-ticketing systems. The advent of online commerce has also contributed to the growth of resale ticketing services and the consolidation of the resale industry, which historically has been more fragmented, consisting of a significant number of local resellers with limited inventory selling through traditional storefronts. The internet has allowed fans and other ticket resellers to reach a vastly larger audience through the aggregation of inventory on online resale websites and marketplaces, and has provided consumers with more convenient access to tickets for a larger number and greater variety of events. These changes have significantly altered the competitive landscape in which Ticketmaster Entertainment operates, in that they have resulted in a broader and more differentiated group of industry participants offering increasingly more innovative ticketing products and services.

  Artist Services

        The artist services industry has historically been extremely fragmented, with numerous music management companies in the United States alone. Ticketmaster Entertainment believes that a key component of the business is the highly personal nature of the relationship between the artist and his or her manager, which in many cases lasts for several years. The manager, together with the artist's lawyer and business manager, guides the career of the artists through both the creative process and the business process in dealing with the artist's rights through music companies, agents, tour promoters, distributors and other commercial organizations.

Competition

        Live event content providers (such as owners or operators of live event venues, promoters of concerts and sports teams, among others) generally contract directly with primary ticketing service providers to sell tickets. Ticketmaster Entertainment continuously experiences substantial competition from other national, regional and local primary ticketing service providers to secure new and retain existing clients. Ticketmaster Entertainment also faces significant and increasing competition from companies that sell self-ticketing systems, as well as from clients, who are increasingly choosing to self-ticket through the integration of self-ticketing systems into their existing operations or the acquisition of primary ticket service providers, and by increasing ticket sales through the client's own box offices and season, subscription or group sales channels. Ticketmaster Entertainment also faces competition in the resale of tickets from online auction websites and marketplaces, as well as from other ticket resellers with online distribution capabilities. Ticketmaster Entertainment believes that it competes on the basis of the breadth and quality of the products and services it provides, as well as the tickets it makes available for sale, the capabilities of the Ticketmaster System and related systems and its distribution network, reliability and price.

        In our Artist Services business, we compete with numerous other music management companies and individual managers in the United States alone. There is competition both to find or discover new and emerging artists as well as to represent established acts. The relationship between a manager and artist is highly personalized, and establishing and maintaining this relationship is critical to success in the industry. We believe that we compete on the basis of the quality of the services our managers provide to clients, our reputation in the industry, and the expertise and talents our managers utilized on behalf of their clients.

Employees

        As of December 31, 2008, Ticketmaster Entertainment employed approximately 3,900 full-time and 1,900 part-time employees worldwide. Ticketmaster Entertainment believes that it generally has good employee relationships, including those with employees represented by unions or other similar organizations. Collective bargaining agreements, whether individualized or statutory, cover all or a portion of our employees in Canada, Denmark, the Netherlands, Sweden, Norway, Spain and Finland.

Additional Information

        Company Website and Public Filings.    The Company maintains a website at www.ticketmaster.com. Neither the information on the Company's website, nor the information on the website of any Ticketmaster Entertainment business, is incorporated by reference in this report, or in any other filings with, or in any information furnished or submitted to, the SEC.

        Ticketmaster Entertainment makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

        Code of Ethics.    Ticketmaster Entertainment's code of ethics, which applies to all employees, including all executive officers and senior financial officers (including Ticketmaster Entertainment's Chief Financial Officer and Controller) and directors, is posted on the Company's website at www.ticketmaster.com under Investor Relations, Corporate Governance. The code of ethics complies with Item 406 of Regulation S-K of the SEC's rules and regulations and the rules of The Nasdaq Stock Market. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of ethics for Ticketmaster Entertainment's executive officers, directors or senior financial officers, will also be disclosed on Ticketmaster's website.

        Please see the Consolidated Financial Statements and the related Notes thereto for information on revenues in the United States and foreign countries.

Item 1A.    Risk Factors

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: Ticketmaster Entertainment's anticipated financial performance, business prospects and, anticipated trends and prospects in the various industries in which Ticketmaster Entertainment businesses operate, new products, services and related strategies and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward-looking statements included in this report for a variety of reasons, including, among others, the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect Ticketmaster Entertainment's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of our management as of the date of this report. Ticketmaster does not undertake to update these forward-looking statements.

        We describe our business risk factors below.

RISKS RELATING TO THE PENDING MERGER WITH LIVE NATION

Our entry into a merger agreement with Live Nation may have adverse impacts.

        On February 10, 2009, we entered into a definitive merger agreement with Live Nation. Consummation of the merger is subject to customary closing conditions, including regulatory (including antitrust) approvals, and approval by our stockholders and the stockholders of Live Nation. In addition, Live Nation's and our obligation to complete the merger is conditioned on our obtaining the consent of the lenders under our senior secured credit facilities to amend certain of the terms of that agreement. It is not certain that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the merger as provided for under the merger agreement, or at all. We face risks and uncertainties due both to the pendency of the merger as well as the potential failure to consummate the merger, including:

  •
  We may not realize any or all of the potential benefits of the merger, including the substantial synergies that could result from combining the resources of Ticketmaster Entertainment and Live Nation;

  •
  We will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger even if it is not consummated;

  •
  If the merger agreement is terminated before we complete the merger, under some circumstances, we may have to pay a termination fee to Live Nation in the amount of $15 million plus Live Nation's expenses;

  •
  The pendency of the merger could have an adverse impact on the Company's relationships with employees, customers and suppliers, and prospective customers or other third parties may delay or decline entering into agreements with us as a result of the announcement of the proposed merger;

  •
  One of our key clients, Anschutz Entertainment Group, Inc. (together with its affiliates, "AEG") has sent a letter to us advising us of AEG's belief that any transaction involving Ticketmaster Entertainment and Live Nation would permit AEG, at its option, to terminate the ticketing agreement under which Ticketmaster Entertainment and its subsidiaries provide primary ticketing services to AEG; and

  •
  The attention of our management and employees may be diverted from day-to-day operations.

        The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price. For more risks and uncertainties associated with the merger with Live Nation, please see the joint proxy statement/prospectus that Ticketmaster Entertainment and Live Nation intend to file with the SEC with respect to the proposed transaction.

RISKS RELATING TO OUR RECENTLY-COMPLETED SPIN-OFF FROM IAC

We may be unable to make the changes necessary to operate effectively as a separate public entity and have and will incur additional costs related to operating as an independent company.

        As a result of our spin-off from IAC, IAC no longer has any obligation to provide financial, operational or organizational assistance to us, other than limited services pursuant to a transition services agreement that we entered into in connection with the spin-off with IAC and the three other companies spun-off from IAC at substantially the same time as the spin-off. As a separate public entity, we are subject to, and responsible for, regulatory compliance, including periodic public filings with the SEC and compliance with NASDAQ's continued listing requirements, as well as generally applicable tax and accounting rules. The obligations of being a public company, including substantial public reporting and investor relations obligations, have required and will require additional expenditures, place new demands on our management and have required and will require the hiring of additional personnel. We may need to implement additional systems that require new expenditures in order to adequately function as a public company. We have endeavored to make the changes necessary to successfully operate as an independent public entity; however, this is an ongoing process that may present unanticipated challenges and costs that could have an adverse effect on us.

        As a newly public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by the end of our fiscal year ending December 31, 2009, and, accordingly, this Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the SEC. If our management is unable to conclude that we maintain effective internal control over financial reporting as of December 31, 2009, or if our independent registered public accounting firm is unable to deliver an attestation report opining that we maintain effective internal control over financial reporting as of December 31, 2009, our business, financial condition, and results of operations could be adversely affected.

If our spin-off from IAC, or one or more of the spin-offs of three other IAC subsidiaries from IAC that occurred on the same date, were to fail to qualify as a transaction that is generally tax free for U.S. federal income tax purposes, Ticketmaster Entertainment may be subject to significant tax liabilities.

        In connection with the spin-offs of Ticketmaster and three other IAC subsidiaries (the "Spincos"), IAC received a private letter ruling from the IRS regarding the qualification of the spin-offs as transactions that are generally tax free for U.S. federal income tax purposes. IAC also received an opinion of counsel regarding certain aspects of the transaction that were not covered by the private letter ruling. Notwithstanding the IRS private letter ruling and opinion of counsel, the IRS could determine that one or more of the spin-offs should be treated as a taxable distribution if it determines that any of the representations, statements or assumptions or undertakings that were included in the request for the IRS private letter ruling are false or have been violated or if it disagrees with the conclusions in the opinion of counsel that are not covered by the IRS ruling. In addition, if any of the representations, statements or assumptions upon which the opinion of counsel was based were or become inaccurate, the opinion may be invalid.

        If any of the spin-offs were to fail to qualify as a transaction that is generally tax free for U.S. federal income tax purposes, then IAC would incur material income tax liabilities for which Ticketmaster Entertainment could be liable. Under applicable federal income tax rules, we are severally liable for any federal income taxes imposed on IAC with respect to taxable periods during which we were a member of IAC's consolidated federal income tax return group, including the period in which the spin-offs were consummated. Under the Tax Sharing Agreement that we entered into with IAC and the other Spincos, the Company generally is required to indemnify IAC and the other Spincos for any taxes resulting from the spin-off to the extent such amounts resulted from (i) any act or failure to act by the Company described in the covenants in the Tax Sharing Agreement, (ii) any acquisition of equity securities or assets of the Company, or (iii) any breach by the Company of any representation or covenant contained in the separation documents or in the documents relating to the IRS private letter ruling and/or tax opinions. Corresponding indemnification provisions also apply to the other Spincos. We are entitled to indemnification from IAC, among other things, if, we are liable for, or otherwise required to make a payment in respect of, a spin-off tax liability for which we are not responsible under the Tax Sharing Agreement and, if applicable, are unable to collect from the Spinco responsible for such liability under the Tax Sharing Agreement. Our ability to collect under these indemnity provisions would depend on the financial position of the indemnifying party.

Certain transactions in IAC, Ticketmaster Entertainment, or other Spinco equity securities could cause one or more of the spin-offs to be taxable to IAC and may give rise to indemnification obligations of the Company under the Tax Sharing Agreement.

        Current U.S. federal income tax law creates a presumption that any of the spin-offs would be taxable to IAC if it is part of a "plan or series of related transactions" pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest (by vote or value) in IAC or a Spinco (including Ticketmaster Entertainment). Acquisitions that occur during the four-year period that begins two years before the date of a spin-off are presumed to occur pursuant to a plan or series of related transactions, unless it is established that the acquisition is not pursuant to a plan or series of transactions that includes the spin-off.

        These rules limit our ability during the two-year period following the spin-off to enter into certain transactions that might be advantageous to us and our stockholders, particularly issuing equity securities to satisfy financing needs, repurchasing equity securities, and, under certain circumstances, acquiring businesses or assets with equity securities or agreeing to be acquired. Under the Tax Sharing Agreement, there are restrictions on our ability to take such actions for a period of 25 months from the day after the date of our spin-off from IAC. Entering into the merger agreement with Live Nation did not violate these restrictions because, prior to entering into the agreement, the Company provided IAC with an opinion of counsel contemplated by the Tax Sharing Agreement.

        In addition to actions of IAC and the Spincos (including Ticketmaster Entertainment), certain transactions that are outside their control and therefore not subject to the restrictive covenants contained in the Tax Sharing Agreement, such as a sale or disposition of the stock of IAC or the stock of a Spinco by certain persons that own five percent or more of any class of stock of IAC or a Spinco could have a similar effect on the tax-free status of a spin-off as transactions to which IAC or a Spinco is a party. As of the date of the spin-off, Liberty Media Corporation and certain of its affiliates, in the aggregate, owned IAC stock representing approximately 61.6% by vote and 29.9% by value and, immediately subsequent to the spin-off, owned stock of each Spinco representing approximately 29.9% by vote and value. Accordingly, in evaluating our ability to engage in certain transactions involving our equity securities, we will need to take into account the activities of Liberty Media Corporation and its affiliates.

        As a result of these rules, even if each spin-off otherwise qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes, transactions involving Spinco or IAC equity securities (including transactions by certain significant stockholders) could cause IAC to recognize taxable gain with respect to the stock of the Spinco as described above. Although the restrictive covenants and indemnification provisions contained in the Tax Sharing Agreement are intended to minimize the likelihood that such an event will occur, one or more of the spin-offs may become taxable to IAC as a result of transactions in IAC or Spinco equity securities. As discussed previously, Ticketmaster Entertainment could be liable for such taxes under the Tax Sharing Agreement or under applicable federal income tax rules.

        In connection with the planned Live Nation merger, the Company has received a tax opinion from outside counsel that the transaction as contemplated in the definitive merger agreement will not have an adverse tax effect on the spin-off. However, the IRS may disagree with the conclusions in the opinion of counsel and determine that the Live Nation merger causes the spin-off of Ticketmaster Entertainment to be taxable to IAC. Were this to occur, Ticketmaster Entertainment could be required to make significant indemnification payments to IAC.

Our securities may not qualify for placement in investment indices. In addition, our securities may fail to meet the investment guidelines of institutional investors. In either case, these factors may negatively impact the price of our securities and may impair our ability to raise capital through the sale of securities.

        Some of the holders of IAC securities prior to the spin-off were index funds tied to NASDAQ or other stock or investment indices, or institutional investors bound by various investment guidelines. Companies are generally selected for investment indices, and in some cases selected by institutional investors, based on factors such as market capitalization, industry, trading liquidity and financial condition. As an independent company, we have a lower market capitalization than IAC had prior to the spin-off. As a result, our securities may not qualify for those investment indices.

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

        Through our Ticketing segment, we sell tickets to live entertainment, sporting and leisure events at arenas, stadiums, theaters and other facilities. Through our Artist Services segment, we provide artist management services to nearly 200 clients, and derive significant revenues from touring and live concerts by these clients. Accordingly, our business, financial condition and results of operations are directly affected by the popularity, frequency and location of such events. Ticket sales are sensitive to fluctuations in the number and pricing of entertainment, sporting and leisure events and activities offered by promoters, teams and facilities, and adverse trends in the entertainment, sporting and leisure event industries could adversely affect our business, financial condition and results of operations. Our Ticketing segment relies on third parties to create and perform live entertainment, sporting and leisure events and to price tickets to such events. Accordingly, our success depends, in part, upon the ability of these third parties to correctly anticipate public demand for particular events and the prices that the public is willing to pay to attend such events, as well as the availability of popular artists, entertainers and teams. Similarly, our Artist Services segment could be adversely affected if the artists it represents do not tour or perform as frequently as anticipated, or if such tours or performances are not as widely attended by fans as anticipated due to changing tastes, general economic conditions or otherwise.

        In addition, general economic conditions, consumer trends, work stoppages, natural disasters and terrorism could have a material adverse effect on our business, financial condition and results of operations. Entertainment-related expenditures are particularly sensitive to business and personal discretionary spending levels, which tend to decline during general economic downturns. Recent market conditions have been extremely volatile and unemployment rates have risen in recent months. As a result of these macroeconomic factors, it is reasonably possible that a continued worsening of the Company's results or domestic and global economic conditions could change certain estimates and assumptions that are significant to the underlying amounts included in the Company's Consolidated Financial Statements and the Notes thereto. A protracted global recession could have a significant negative impact on our business, financial condition and results of operations.

Third Party Relationships—We depend on relationships with clients and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

        Our success is dependent, in significant part, on the ability of our businesses to maintain and renew relationships with existing clients and to establish new client relationships. We anticipate that for the foreseeable future, the substantial majority of our revenues from our Ticketing segment will be derived from online and offline sales of tickets. We also expect that revenues from primary ticketing services, which consist primarily of per ticket convenience charges and per order "order processing" fees, will continue to comprise the substantial majority of our consolidated revenues for our Ticketing segment.

        Securing the right to sell tickets depends, in substantial part, on the ability of our businesses to enter into, maintain and renew client contracts on favorable terms. Revenue attributable to our largest client, Live Nation (including its subsidiary, House of Blues), represented approximately 13% of our total revenue in 2008. This client relationship consisted of four agreements, two with Live Nation (a worldwide agreement (other than England, Scotland and Wales) that expired without renewal on December 31, 2008, and an agreement covering England, Scotland and Wales that expires on December 31, 2009) and two with House of Blues (a U.S. agreement that expires on December 31, 2009, and a Canadian agreement that expires on March 1, 2010). Revenue attributable to the worldwide agreement and the agreement covering England, Scotland and Wales represented approximately 9% and 2%, respectively, of our total revenues in 2008. The worldwide agreement expired on December 31, 2008, and we anticipate that none of the other agreements will be renewed. Live Nation launched its own ticketing business in 2009 to ticket Live Nation events and has publicly announced that it intends to use its ticketing system to distribute tickets for third-party live events. In addition, as is typical of the artist management industry, certain of our arrangements with clients of our Artist Services segment are terminable at will by either party. The loss of key artists could negatively impact our business.

        While fees from management services represent slightly less than half the revenue of our Artist Service segment, and no individual client represents more than 10% of revenue from management services, the loss of a number of key artists could negatively impact our business. In addition, as the relationship between a manager and artist is highly personalized, the loss of a manager may also result in a loss in the artist represented by the manager, which could negatively impact our business.

        We cannot provide assurances that our businesses will be able to maintain other existing client contracts, or enter into or maintain new client contracts, on acceptable terms, if at all, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations. As explained above and in the below risk factor, the ticketing business is highly competitive. A number of competing national, regional, and local ticketing service providers are aggressively seeking to secure ticketing contracts from existing and potential Ticketmaster Entertainment clients. In addition, facilities, promoters and other potential clients are increasingly electing to self-ticket and/or distribute a growing number of tickets through client direct or other new channels, which could adversely impact the ability of our businesses to secure renewals and new client contracts. The non-renewal or termination of an agreement with a major client or multiple agreements with a combination of smaller clients could have a material adverse effect on our business, financial condition and results of operations.

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

Competition—The ticketing and artist services industries are highly competitive and competitors may win business away from us, which could adversely affect our financial performance.

        The ticketing industry is highly competitive. We face significant competition from other national, regional and local primary ticketing service providers to secure new and retain existing clients on a continuous basis. Additionally, we face significant and increasing challenges from companies that sell self-ticketing systems and from clients who are increasingly choosing to self-ticket, through the integration of self-ticketing systems into their existing operations or the acquisition of primary ticket services providers and by increasing sales through facility box offices and season, subscription or group sales. We also face competition in the resale of tickets from online auction websites and resale marketplaces and from other ticket resellers with online distribution capabilities. The intense competition that we face in the ticketing industry could cause the volume of our ticketing services business to decline. There can be no assurance that we will be able to compete successfully in the future with existing or potential competitors or that competition will not have an adverse effect on our business and financial condition. Moreover, as we expand into new lines of businesses (including in connection with our proposed merger with Live Nation), we may face direct competition, in the live music industry, with our prospective or current primary ticketing clients, who primarily include live event content providers (such as owners or operators of live event venues, promoters of concerts and sports teams, among others). This direct competition with our prospective or current primary ticketing clients could result in a decline in the number of clients we have and a decline in the volume of our ticketing services business, which could adversely affect our business and financial condition.

        The artist services industry is also a highly competitive industry. There are numerous other music management companies and individual managers in the United States alone. We compete with these companies and individuals to discover new and emerging artists and to represent established acts. In addition, certain of our arrangements with clients of our artist services business are terminable at will by either party, leading to competition to retain those artists as clients. Competition is intense and may contribute to a decline in the volume of our artist services business, which could adversely affect our business and financial condition.

Covenants in our debt agreements restrict our business in many ways and if we do not effectively manage our business to comply with these covenants, our financial condition and results of operations could be adversely affected.

        Our senior secured credit facilities and/or the indenture governing our Notes contain various covenants that limit our ability and/or our restricted subsidiaries' ability to, among other things:

  •
  incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;

  •
  issue redeemable stock and preferred stock;

  •
  pay dividends or distributions or redeem or repurchase capital stock;

  •
  prepay, redeem or repurchase debt;

  •
  make loans, investments and capital expenditures;

  •
  enter into agreements that restrict distributions from our subsidiaries;

  •
  sell assets and capital stock of our subsidiaries;

  •
  enter into certain transactions with affiliates; and

  •
  consolidate or merge with or into, or sell substantially all of our assets to, another person.

        In addition, our senior secured credit facilities require us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may be unable to meet those tests. In addition, a failure on our part to maintain effective internal controls to measure compliance with these covenants could affect our ability to take corrective actions on a timely basis, and could result in our being in breach. A breach of any of these covenants could result in a default under our senior secured credit facilities and/or our other indebtedness. Upon the occurrence of an event of default under our senior secured credit facilities, the lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness, which constitutes a significant portion of our assets. If the lenders under our senior secured credit facilities accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit facilities and our other indebtedness.

        Our borrowings under our senior secured credit facilities are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

Brand Recognition—Failure to maintain brand recognition and attract and retain customers in a cost-effective manner could adversely affect our business, financial condition and results of operations.

        Maintaining and promoting the Ticketmaster and ticketmaster.com (and related international) brand names and, to a lesser extent, the ticketsnow.com, ticketweb.com, museumtix.com and tmvista.com (and related international) brand names, is critical to the ability of our businesses to attract consumers and business customers to their respective websites and other distribution channels. We believe that the importance of brand recognition will increase, given the growing number of online ticketing services due to relatively low barriers to entry to providing internet online content and services. Accordingly, we have spent, and expect to continue to spend, increasing amounts of money on, and devote greater resources to, branding and other marketing initiatives, including search engine optimization techniques and paid search engine marketing, neither of which may be successful or cost-effective. The failure of our businesses to maintain the recognition of their respective brands and to attract and retain consumers in a cost-effective manner could adversely affect our business, financial condition and results of operations.

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

  •
  retain and integrate key personnel at acquired businesses; and

  •
  successfully manage acquisition-related resource demands on our management, operations and financial resources and/or those of acquired businesses.

        We may not be successful in addressing these challenges or any others encountered in connection with recent and future acquisitions and the failure to do so could adversely affect our business, financial condition and results of operations. The anticipated benefits of one or more acquisitions may not be realized and future acquisitions could result in potentially dilutive issuances of equity securities and/or contingent liabilities. Also, the value of goodwill and other intangible assets acquired could be impacted by one or more unfavorable events or trends, which could result in impairment charges, in addition to the $1.1 billion impairment charge recorded in the fourth quarter of 2008 as described in Note 4—Goodwill and Indefinite-Lived Assets of the Notes to the Consolidated Financial Statements. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.

        Through certain recent (and potentially future) acquisitions, such as the acquisitions of TicketsNow, Emma Entertainment, Echo, GET ME IN! and Front Line, we entered (or may enter) into aspects of the ticketing and/or entertainment industries in which we had not previously participated directly. Acquisitions of this nature could adversely affect relationships with new and potential clients to the extent that clients view the interests of acquired businesses, or those of Ticketmaster Entertainment overall following the completion of any such acquisitions, as competing with or diverging from their own, which could adversely impact our relationships with its clients and its ability to attract new clients. This would adversely affect our business, financial condition and results of operations.

International Presence and Expansion—Our businesses operate in international markets in which we have limited experience. Our businesses may not be able to successfully expand into new, or further into existing, international markets.

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

        Our ability to expand our international operations into new jurisdictions, or further into existing, jurisdictions will depend, in significant part, on our ability to identify potential acquisition candidates, joint venture or other partners, and enter into arrangements with these parties on favorable terms, as well as our ability to make continued investments to maintain and grow existing international operations. If the revenues generated by international operations are insufficient to offset expenses incurred in connection with the maintenance and growth of these operations, our business, financial condition and results of operations could be materially and adversely affected. In addition, in an effort to make international operations in one or more given jurisdictions profitable over the long term, significant additional investments that are not profitable over the short term could be required over a prolonged period.

        In addition, the ticketing industry in many jurisdictions abroad is more fragmented and local than it is in the United States. Our success in these markets will depend on the ability of our businesses to create economies of scale by consolidating within each market geographically, which would most likely occur over a prolonged period, during which significant investments in technology and infrastructure would be required. In the case of expansion through organic growth, we could face substantial barriers to entry in new markets, and barriers impeding expansion within existing, markets due primarily to the risks and concerns discussed above, among others.

Foreign Currency Risks—We face risks and uncertainties related to foreign currency exchange rate fluctuations.

        To the extent that costs and prices for services are established in local currencies and adjusted to U.S. dollars based on then-current exchange rates, we will be exposed to foreign exchange rate fluctuations. After accounting for such fluctuations, we may be required to record significant gains or losses, the amount of which will vary based on then current exchange rates, which could cause our results to differ materially from expectations. As we continue to expand our international presence, our exposure to exchange rate fluctuations will increase, which may have a negative impact on our financial results.

Future Capital Needs—We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

        In connection with our spin-off from IAC, we incurred indebtedness of approximately $765 million and have since drawn down an additional $100 million from our revolving line of credit. Our future capital needs may include funds necessary to develop new services or to enhance our existing services, to complete acquisitions or to otherwise take advantage of business opportunities or respond to competitive pressures.

        These arrangements and current market conditions may limit our ability to secure additional financing in the future on favorable terms or at all. Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current credit market conditions would have a material adverse effect on our ability to secure financing on favorable terms, if at all.

        We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time (if any). Furthermore, if financing is not available when needed, or is available on unfavorable terms, we may be unable to develop new services or enhance our existing services, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Also, our ability to engage in significant equity issuances is limited in order to preserve the tax-free nature of the spin-off, as explained in the above risk factors.

Volatile Stock Price—Our stock price has been volatile

        Our common stock began trading on the NASDAQ Stock Market on August 21, 2008 upon completion of the spin-off (and for a short period prior to that were listed on a "when-issued" basis). Since this time, the market price of our common stock has been volatile. It is likely that the market price of our common stock will continue to be subject to significant fluctuations. We believe that future announcements concerning us, our competitors or our principal customers, including technological innovations, new product and service introductions, governmental regulations, litigation or changes in earnings estimated by us or analysts may cause the market price of our common stock to fluctuate substantially in the future. Sales of substantial amounts of outstanding common stock in the public market could materially and adversely affect the market price of our common stock. Further, in recent months the stock market has experienced extreme price fluctuations in equity securities of listed companies. These price and volume fluctuations often have been unrelated to the operating performance of those companies. These fluctuations, as well as general economic, political and market conditions, such as armed hostilities, acts of terrorism, civil disturbances, recessions, international currency fluctuations, or tariffs and other trade barriers, may materially and adversely affect the market price of our common stock.

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

Compliance with Laws, Rules and Regulations—Our failure to comply with existing laws, rules and regulations as well as changing laws, rules and regulations and other legal uncertainties, could adversely affect our business, financial condition and results of operations.

        Since our businesses sell tickets and provide related services to consumers through a number of different online and offline channels, they are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States and abroad, which are subject to change at any time. For example, our businesses conduct marketing activities via the telephone and/or through online marketing channels, which activities are governed by numerous federal and state regulations, such as the Telemarketing Sales Rule, state telemarketing laws and the CAN-SPAM Act, among others. Our businesses are also subject to laws, rules and regulations applicable to providers of primary ticketing and ticket resale services, which in some cases regulate the amount of transaction and other fees that they may be charged in connection with primary ticketing sales and/or the ticket prices that may be charged in the case of ticket resale services. New legislation of this nature is introduced from time to time in various (and is pending in certain) jurisdictions in which our businesses sell tickets and provide services. For example, several U.S. states and cities, Canadian provinces, the United Kingdom and European countries prohibit the resale of tickets at prices greater than the original face price (in the case of certain jurisdictions, without the consent of the venue) and/or prohibit the resale of tickets to certain types of events. Our various businesses have recently been named as defendants in several purported class action lawsuits and other actions and investigations alleging violations of these types of laws (See Item 3—Legal Proceedings). The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business, financial condition and results of operations. In addition, the promulgation of new laws, rules and regulations that restrict or otherwise unfavorably impact the ability or manner in which our businesses provide primary ticketing and ticket resale services would require our businesses to change certain aspects of their business, operations and client relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject us to additional liabilities.

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

        From time to time, federal, state and local authorities and/or consumers commence investigations, inquiries or litigation with respect to compliance by us and our businesses with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. Our businesses have historically cooperated with authorities in connection with these investigations and have satisfactorily resolved each such material investigation, inquiry or litigation. Recently, several states and Canadian provinces have commenced investigations or inquiries regarding the relationship between Ticketmaster Entertainment and TicketsNow. We have incurred significant legal expenses in connection with the defense of governmental investigations and litigation in the past and will be required to incur additional expenses in the future regarding such investigations and litigation. In the case of antitrust (and similar or related) matters, any adverse outcome could limit or prevent our businesses from engaging in the ticketing business generally (or in a particular market thereof) or subject them to potential damage assessments, all of which could have a material adverse effect on our business, financial condition and results of operations. See Item 3—Legal Proceedings for a description of certain current legal proceedings involving the Company.

Maintenance of Systems and Infrastructure—Our success depends, in part, on the integrity of our systems and infrastructures. System interruption and the lack of integration and redundancy in these systems and infrastructures may have an adverse impact on our business, financial conditions and results of operations.

        Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructure, including websites, information and related systems, call centers and distribution and fulfillment facilities. System interruption and the lack of integration and redundancy in our information systems and infrastructures may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent our businesses from efficiently providing services or fulfilling orders. We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our systems and infrastructures, our businesses, our affiliates and/or third parties, or deterioration in the performance of these systems and infrastructures, could impair the ability of our businesses to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent our businesses from providing services, fulfilling orders and/or processing transactions. While our businesses have backup systems for certain aspects of their operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect our business, financial conditions and results of operations.

        In addition, any penetration of network security or other misappropriation or misuse of personal consumer information could cause interruptions in the operations of our businesses and subject us to increased costs, litigation and other liabilities. Network security issues could lead to claims against us for other misuse of personal information, such as for unauthorized purposes or identity theft, which could result in litigation and financial liabilities, as well as administrative action from governmental authorities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business. It is possible that advances in computer capabilities, new discoveries, undetected fraud, inadvertent violations of company policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect consumer transaction data. As a result, current security measures may not prevent any or all security breaches. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. We also face risks associated with security breaches affecting third parties with which we are affiliated or otherwise conduct business online. Consumers are generally concerned with security and privacy of the Internet, and any publicized security problems affecting our businesses and/or those of third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.

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

Key Employees—Failure to attract and retain key employees could adversely impact our business.

        In order to be successful, we must attract and retain talented executives and other key employees, including those in managerial, technical, sales, marketing, and support positions. Our businesses require individuals with relevant experience and diverse skill sets, and the market for these personnel is highly competitive. The failure to attract employees with the requisite skills and abilities to our Company, or the loss of key employees, such as our Chief Executive Officer, Irving Azoff, who not only has a leadership role for the Company as a whole but also is critical to the success of our artist services business, could adversely impact our ability to meet key objectives, such as the timely and effective development and delivery of products and services, and could otherwise have a significant impact on our operations.

Goodwill Impairment—A significant portion of our goodwill recently became impaired and may suffer further impairment in the future. Any future impairment could negatively affect our financial results and financial condition.

        In accordance with U.S. generally accepted accounting principles, we test goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of our goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. During the year ended December 31, 2008, we recognized a total non-cash charge of $1.1 billion related to the impairment of goodwill of our Ticketing reporting unit. As of December 31, 2008, after giving effect to the impairment charge, we had goodwill of approximately $455.8 million, which constituted approximately 27% of our total assets at that date. Due to the volatile stock market, the current economic uncertainty and other factors, the Company cannot assure investors that remaining goodwill will not be further impaired in future periods. Impairment may result from, among other things, a significant and sustained decline in our stock prices and market capitalization, a significant decline in our expected cash flows, an adverse change in the business climate and slower growth rates in our industry. If we are required to record an impairment charge for our goodwill in the future, this would adversely impact our financial condition and financial results.

Item 1B.    Unresolved Staff Comments

  Not applicable.

Item 2.    Properties

        Ticketmaster Entertainment's corporate offices are located at 8800 W. Sunset Blvd., West Hollywood, California, where the Company currently leases approximately 70,000 square feet from IAC. Ticketmaster Entertainment also leases office space in various cities throughout the United States and in the various jurisdictions abroad in which it has operations pursuant to short- and long-term leases of adequate duration. In addition, Ticketmaster Entertainment owns a small office in Vancouver, Canada and a small plot of land outside of Albuquerque, New Mexico. Ticketmaster Entertainment believes that its facilities are adequate in the locations where it currently does business.

        The following table shows the location, approximate square footage, use and related business segment of each of the material principal properties used by the Company. All such properties are leased.

Location	State (U.S.) or Country	Approximate Square Footage	Use	Segment
UNITED STATES:
Chandler	Arizona	4,333	Data Center	Ticketing
El Segundo	California	7,956	Data Center	Ticketing
Los Angeles	California	54,532	Office Building	Artist Services
West Hollywood	California	68,127	Office Building	Corporate
Pharr	Texas	41,736	Office Building, call center	Ticketing
Ashburn	Virginia	5,300	Data Center	Ticketing
Charleston	West Virginia	24,941	Office Building, call center	Ticketing

Item 3.    Legal Proceedings

        In the ordinary course of business, Ticketmaster Entertainment is a party to various legal proceedings, including those noted in this section. Ticketmaster Entertainment establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against Ticketmaster Entertainment, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of Ticketmaster Entertainment, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. It is possible that an unfavorable outcome of one or more of these lawsuits could have a material impact on the liquidity, results of operations, or financial condition of Ticketmaster Entertainment. Ticketmaster Entertainment also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 8—Income Taxes of the Notes to the Consolidated Financial Statements for discussion related to income tax contingencies. Except as expressly noted herein, Ticketmaster Entertainment intends to vigorously defend or prosecute all pending legal matters.

  UPS Consumer Class Action Litigation

        Curt Schlessinger et al. v. Ticketmaster, No. BC304565 (Superior Court, Los Angeles County). On October 21, 2003, a purported representative action was filed in California state court, challenging Ticketmaster Entertainment's charges to online customers for UPS ticket delivery. The complaint alleged in essence that it is unlawful for Ticketmaster Entertainment not to disclose on its website that the fee it charges to online customers to have their tickets delivered by UPS contains a profit component. The complaint asserted a claim for violation of Section 17200 of the California Business and Professions Code and sought restitution or disgorgement of the difference between (i) the total UPS delivery fees charged by Ticketmaster Entertainment in connection with online ticket sales during the applicable statute of limitations period, and (ii) the amount Ticketmaster Entertainment paid to UPS for that service.

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

        On July 11, 2007, the court lifted its stay of the action for the limited purpose of allowing the plaintiffs to proceed with their motion for class certification. The parties thereafter submitted supplemental briefing in support of their respective positions and argued the motion at a September 20 hearing. On December 19, 2007, the court issued an order denying the plaintiffs' motion for class certification without prejudice. The court also issued an order staying the action for an additional 180 days or until the California Supreme Court issues a ruling in the Tobacco II and Pfizer appeals. Oral argument in the Tobacco II case took place on March 3, 2009. On February 20, 2009, plaintiffs filed a motion for leave to file a second amended complaint, which purports to add the allegation that Ticketmaster Entertainment's order processing fees are unconscionably high. Ticketmaster Entertainment opposed the motion on March 16, 2009. The hearing is scheduled for April 1, 2009.

  2001 Securities Class Action Litigation

        In re Ticketmaster Online-CitySearch, Inc. Initial Public Offering Securities Litigation, Case No. 01 Civ. 10822 (S.D.N.Y.). On November 30, 2001, a purported securities class action was filed against Ticketmaster Entertainment and other defendants in the U.S. District Court for the Southern District of New York. Plaintiff's suit was brought on behalf of purchasers of Ticketmaster Entertainment common stock during the period from the date of its initial public offering through December 6, 2000, and alleged violations by Ticketmaster Entertainment of Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933. Plaintiff alleged that Ticketmaster Entertainment failed to disclose that its underwriters were to receive undisclosed and excessive compensation and had agreed to allocate shares in the IPO to customers in exchange for agreements to purchase shares in the aftermarket at pre-determined prices. This action was later consolidated with hundreds of similar actions against issuers, individuals, and underwriters in the U.S. District Court for the Southern District of New York in In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). On February 19, 2003, the court granted a motion to dismiss the Section 10(b) claim against Ticketmaster Entertainment, but denied the motion as to the Section 11 claim against Ticketmaster Entertainment.

        On October 13, 2004, the district court granted a motion for class certification in the six so-called class certification "focus" cases in the consolidated litigation. (Ticketmaster Entertainment is not a party in any of these focus cases.) On December 5, 2006, the U.S. Court of Appeals for the Second Circuit reversed the trial court's decision. On August 14, 2007, plaintiffs filed amended complaints containing new class definitions in the six class certification focus cases. On September 27, 2007, plaintiffs moved for certification of the classes in these cases, however, on October 10, 2008, the Court granted plaintiff's request for the withdrawal of that motion. On November 13, 2007, the issuer defendants filed a motion to dismiss the amended complaints in the focus cases. On March 26, 2008, the district court granted this motion in part and denied it in part. Accordingly, this action remains pending against Ticketmaster Entertainment.

        On June 10, 2004, plaintiffs and the issuer and individual defendants in the consolidated litigation had submitted to the district court for approval a proposed settlement that had previously been approved by various insurers of the issuer defendants. Approval of the proposed settlement would have resulted in the dismissal of all claims against Ticketmaster Entertainment with no material impact on the Company. However, in the wake of the appellate reversal of the district court's class-certification order, the Court signed a stipulation and order terminating the proposed settlement on June 25, 2007.

  Canadian Consumer Class Action Litigation Relating to TicketsNow

        Krajewski v. TNow Entertainment Group, Inc., Ticketmaster Entertainment, Inc., Ticketmaster Canada Ltd., and Premium Inventory, Inc., Case No. CV-09-00371983-00CP (Ontario Superior Court of Justice); Brandsma v. Ticketmaster Entertainment, Inc. and Ticketmaster Canada Ltd., Case No. CV-09-372316-00CP (Ontario Superior Court of Justice); Labossiere v. TNow Entertainment Group, Inc., Ticketmaster Entertainment, Inc., Ticketmaster Canada Ltd., and Premium Inventory, Inc., Case No. CI-09-01-60049 (The Queen's Bench, Winnipeg Centre); Marshall v. TicketsNow Entertainment Group, Inc., Ticketmaster Entertainment, Inc., Ticketmaster Canada Ltd., and Premium Inventory Inc., Case No. 06-000462-099 (Quebec Superior Court, District of Montreal); Murray v. TNow Entertainment Group, Inc., Ticketmaster Entertainment, Inc., Ticketmaster Canada Ltd., and Premium Inventory, Inc., Case No. 0901-02400 (Queen's Bench of Alberta).

        In February of 2009, five putative consumer class action complaints were filed in Canada against TNow Entertainment Group, Inc., Ticketmaster Entertainment, Inc., Ticketmaster Canada Ltd., and Premium Inventory, Inc. All of the cases allege essentially the same set of facts and causes of action: each plaintiff purports to represent a class consisting of all persons who purchased a ticket from Ticketmaster Entertainment, Ticketmaster Canada or TicketsNow from early February of 2007 to the present. Each proposed class purports to extend to United States as well as Canadian consumers. The complaints allege in essence that Ticketmaster Entertainment and Ticketmaster Canada conspired to divert a large number of tickets for resale through the TicketsNow website at prices higher than face value in violation of Ontario's Ticket Speculation Act, the Amusement Act of Manitoba, the Amusement Act of Alberta, and the Quebec Consumer Protection Act, respectively. The Brandsma case, filed in Ontario, contains the additional allegation that Ticketmaster Entertainment and TicketsNow's service fees run afoul of anti-scalping laws. Each lawsuit seeks $500 million in compensatory damages and $10 million in punitive damages on behalf of the class.

  California Consumer Class Action Litigation Relating to TicketsNow

        Diamond v. Ticketmaster Entertainment, Inc. and Ticketsnow.com, Inc., Case No. CV 09-0912 (CBM) (United States District Court, Central District of California). On February 6, 2009, a purported class action complaint asserting several causes of action under the federal antitrust laws as well as California and New York consumer protection laws was filed against Ticketmaster Entertainment and TicketsNow. The lawsuit alleges that Ticketmaster and TicketsNow unlawfully attempted to monopolize and/or have monopolized the market for secondary tickets and deceived consumers by, among other things, selling large quantities of tickets to TicketsNow's ticket brokers, either prior to or at the time that tickets for an event go on sale, thereby forcing consumers to purchase tickets at significantly marked-up prices on TicketsNow instead of Ticketmaster.com. Plaintiff seeks actual damages or restitution in an amount to be determined at trial and attorneys fees and costs.

        Wenzel v. Ticketmaster Entertainment, Inc., Case No. CV 09-01234 (GHK) (United States District Court, Central District of California). On February 20, 2009, a putative class action lawsuit was filed against Ticketmaster Entertainment, Inc. in the Central District of California. Plaintiff purports to represent a nationwide class of consumers consisting of "all persons who inadvertently purchased tickets from TicketsNow.com as a result of deceptive and unfair business practices engaged in by Ticketmaster Entertainment between January 1, 2005 to the present and who were damaged thereby."

The plaintiff claims that Ticketmaster Entertainment violated California's Business and Professions code by redirecting consumers from Ticketmaster.com to Ticketsnow.com, thereby engaging in false advertising and an unfair business practice by deceiving consumers into inadvertently purchasing tickets from TicketsNow for amounts greater than face value. Plaintiff claims Ticketmaster Entertainment has been unjustly enriched by this conduct and seeks compensatory damages, a refund to every class member of the difference between face value and the amount paid to TicketsNow, an injunction preventing Ticketmaster Entertainment from engaging in further unfair business practices with TicketsNow, and attorney fees and costs.

        Campbell v. Ticketmaster Entertainment, Inc. and TicketsNow.com, Inc., Case No. CV09-1968 (PSG) (United States District Court, Central District of California). On March 23, 2009, a purported class action complaint asserting causes of action under California's Business and Professions Code and the California Consumer Legal Remedies Act was filed against Ticketmaster Entertainment and TicketsNow. The lawsuit alleges that Ticketmaster and TicketsNow committed unfair business practices by, among other things, "redirecting" consumers from Ticketmaster.com to TicketsNow.com. Plaintiff purports to represent a nationwide class consisting of "all persons who were redirected from Ticketmaster.com to TicketsNow.com and purchased tickets above face value from TicketsNow.com." Plaintiff seeks disgorgement and restitution on behalf of the class and attorneys fees and costs.

Securities Class Action Litigation Relating to Proposed Merger

        McBride v. Ticketmaster Entertainment, Inc., Case No. BC407677 (Superior Court of California, Los Angeles County); Police & Fire Retirement System of the City of Detroit v. Ticketmaster Entertainment, Inc. et al., Case No. BC408228 (Superior Court of California, Los Angeles County). Two putative securities class actions were filed in California Superior Court against Ticketmaster Entertainment and its Board of Directors on February 13 and February 20, 2009, respectively. The plaintiff in the McBride case alleges that the Live Nation transaction (the "Transaction") delivers insufficient value to Ticketmaster Entertainment stockholders; that the board failed to adequately consider alternative transactions; and that Ticketmaster Entertainment insiders benefit disproportionately from the Transaction. Among other things, the complaint seeks an injunction against the consummation of the Transaction and compensatory damages for Ticketmaster Entertainment stockholders. The second putative class action, Police & Fire Retirement System of the City of Detroit, was filed against Ticketmaster Entertainment and the members of its Board of Directors in the same Los Angeles court in which the McBride complaint was filed. The focus of this case is the alleged failure of Ticketmaster Entertainment to obtain the highest price and on alleged insufficiencies in the deal protections. Also included is a disclosure claim, which alleges that Ticketmaster Entertainment wrongfully failed to disclose certain antitrust-related schedules with the merger agreement, which the plaintiff alleges makes it difficult for stockholders to assess certain provisions of the merger agreement.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of any of the Company's security holders during the fourth quarter of 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

        Our common stock has been quoted on the Nasdaq Stock Market, Inc. ("NASDAQ") under the ticker symbol "TKTM" since August 12, 2008. Prior to that time, there was no public market for our common stock. As of March 27, 2009, there were approximately 2,052 holders of record of our common stock and the closing price of our common stock on such date was $4.06 on NASDAQ.

        The following table sets forth the intra-day high and low prices per share for our common stock during the periods indicated:

Year Ended December 31, 2008	High	Low
Fourth Quarter	$13.33	$3.33
Third Quarter (from August 12, 2008 through September 30, 2008)	27.00	9.52

        We have not paid any dividends on our common stock since our common stock began trading on the Nasdaq Stock Market. Our Board of Directors has no current plans to pay cash dividends. Future dividend policy will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors (subject to restrictions in the documents governing our indebtedness). In addition, (i) our merger agreement with Live Nation prohibits Ticketmaster Entertainment from paying dividends to holders of our common stock without Live Nation's consent, and (ii) there are restrictions on our ability to pay dividends under our senior secured credit facility.

        During the quarter ended December 31, 2008, the Company did not issue or sell any shares of its common stock or other equity securities pursuant to unregistered transactions. The Company did not purchase any shares of its common stock during the quarter ended December 31, 2008.

Item 6.    Selected Financial Data

        The following table presents summary selected historical financial information for Ticketmaster Entertainment for each of the years in the five-year period ended December 31, 2008. This data was derived, in part, from the consolidated financial statements and related notes included at the end of this report beginning on page F-1. The information set forth is not necessarily indicative of future results and should be read in conjunction with the consolidated financial statements and related notes thereto, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        These consolidated financial statements present our results of operations, financial position, redeemable preferred stock and stockholders' equity, comprehensive income, and cash flows, on a combined basis up through the spin-off on August 20, 2008, and on a consolidated basis thereafter. Our pre spin-off financial statements were prepared on a combined basis, rather than a consolidated basis because they excluded Reserve America and the investment in Active.com that were owned, and included the investment in Front Line that was not owned by Ticketmaster Entertainment prior to the spin-off by legal entities that comprise Ticketmaster Entertainment's businesses.

        On October 29, 2008, the Company acquired an additional equity interest in Front Line, giving Ticketmaster Entertainment a controlling interest. As a result, the Company has consolidated the results of Front Line from the acquisition date. Prior to October 29, 2008, the investment in Front Line was accounted for using the equity method of accounting. The ownership of Reserve America and the investment in Active.com were retained by IAC after the spin-off. These consolidated financial statements present IAC's and its subsidiaries net investment in Ticketmaster Entertainment businesses as invested capital in lieu of stockholders' equity. Intercompany transactions and accounts have been eliminated.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$1,454,525	$1,240,477	$1,062,672	$928,704	$747,838
Operating (loss) income	(954,143)	216,316	224,891	166,015	112,404
Net (loss) income	(1,005,499)	169,351	176,701	117,699	69,023
Net (loss) earnings per share available to common stockholders:
Basic and diluted(1)	$(17.84)	$3.01	$3.15	$2.10	$1.23
Share used in computing earnings per share:
Basic and diluted	56,353	56,171	56,171	56,171	56,171
Consolidated Balance Sheet Data (end of period):
Working capital	$163,117	$269,917	$59,642	$96,477	$63,222
Total assets	1,706,567	2,306,534	1,815,711	1,772,430	1,593,879
Long-term debt	865,000	—	—	—	—
Minority interest	69,544	7,812	669	—	3,485
Redeemable preferred stock	9,888	—	—	—	—
Total stockholders' equity	166,570	N/A	N/A	N/A	N/A
Total invested equity	N/A	1,739,177	1,357,837	1,353,045	1,270,899

(1)
For the years ended December 31, 2007, 2006, 2005 and 2004, we computed primary and diluted earnings per share using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Forward-Looking Statements

        Forward-looking statements in this Annual Report are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. Forward-looking statements include the information regarding future financial performance, business prospects and strategy, as well as anticipated financial position, liquidity and capital needs and other similar matters, in each case relating to the Company.

        Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

  •
  our pending merger with Live Nation;

  •
  adverse changes in economic conditions generally, including the current worldwide economic downturn, or in any of the markets or industries in which the businesses of the Company operate;

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

  •
  regulatory legislative and legal actions and conditions affecting the Company, including:

  •
  the promulgation of new, and/or the amendment of existing laws, rules and regulations applicable to the Company and its businesses;

  •
  changes in the application or interpretation of existing laws, rules and regulations in the case of the businesses of the Company. In each case, laws, rules and regulations include, among others, those relating to sales, use, value-added and other taxes, software programs, consumer protection and privacy, intellectual property, the Internet and e-commerce; and

  •
  the outcome of pending and future legal proceedings to which the Company is a party;

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

  •
  the Company's ability to successfully integrate Front Line into its businesses;

  •
  the Company's ability to successfully implement expense reduction measures; and

  •
  natural disasters, acts of terrorism, war or political instability.

        Certain of these factors and other factors, risks and uncertainties are discussed in Part I, Item 1A of this Annual Report on Form 10-K. Other unknown or unpredictable factors may also cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond the control of the Company.

        You should consider the areas of risk described above, as well as those set forth in Part I, Item 1A of this Annual Report on Form 10-K, in connection with considering any forward-looking statements that may be made by the Company generally. Except for the ongoing obligations of the Company to disclose material information under the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required to do so by law.

Spin-Off from IAC/InterActive Corp

        On July 1, 2008, the Board of Directors of IAC approved a plan to separate IAC into five separate, publicly traded companies via the distribution of all of the outstanding shares of common stock of four wholly-owned subsidiaries, including Ticketmaster Entertainment, Inc., a Delaware corporation, formerly known as Ticketmaster.

        On August 20, 2008, IAC distributed to its stockholders all of the outstanding shares of common stock, par value $0.01 per share, of Ticketmaster Entertainment. Our businesses include the businesses that formerly comprised IAC's Ticketmaster segment, which consists of its domestic and international ticketing and ticketing related businesses, subsidiaries and investments, excluding its ReserveAmerica subsidiary and its investment in Active.com. Ticketmaster Entertainment includes IAC's minority investment in Front Line. On October 29, 2008, the Company acquired an additional equity interest in Front Line, giving Ticketmaster Entertainment a controlling interest in Front Line. As a result, the Company consolidated the results of Front Line from the acquisition date.

Pending Merger with Live Nation

        On February 10, 2009, the Company signed a definitive agreement to merge with Live Nation in a stock transaction pursuant to which the Company will merge with and into an indirect, wholly-owned subsidiary of Live Nation ("Merger Sub"), with Merger Sub continuing as the surviving entity and as an indirect, wholly-owned subsidiary of Live Nation and Live Nation continuing as the public parent of the combined companies. Pursuant to the terms of the merger agreement, the aggregate number of shares of Live Nation common stock that the holders of securities representing 100% of the voting power of the Company's capital stock issued and outstanding immediately prior to the consummation of the merger are entitled to receive in the merger represents 50.01% of the total voting power of the Live Nation capital stock issued and outstanding immediately following the consummation of the merger. The transaction requires, among other customary closing conditions, approval by a majority of the outstanding shares of the Company's common stock and Series A Preferred Stock, voting together as a single class, approval by a majority of the shares of Live Nation's common stock, represented in person or by proxy, and receipt of the necessary consent of lenders party to the Company's credit facility to allow the facility to remain in effect after the consummation of the merger with no default or event of default there under resulting from the merger. Liberty Media Corporation, which beneficially owns approximately 29% of the Company's common stock, has agreed to vote in favor of the proposed transaction, subject to the terms of a voting agreement.

Basis of Presentation

        These consolidated financial statements of Ticketmaster Entertainment discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations present our results of operations, financial position, redeemable preferred stock and stockholders' equity, comprehensive income, and cash flows, on a combined basis through the spin-off on August 20, 2008, and on a consolidated basis thereafter. Our pre spin-off financial statements were prepared on a combined basis rather than a consolidated basis because they excluded Ticketmaster Entertainment's former Reserve America subsidiary and its investment in Active.com, which were transferred to IAC, and included the investment in Front Line that was not owned prior to the spin-off by legal entities that comprise Ticketmaster Entertainment businesses.

        The Company's investment in Front Line was consolidated beginning October 29, 2008, when the Company increased its ownership interest from 39.4% to 82.3%. Prior to October 29, 2008, the investment in Front Line was accounted for using the equity method of accounting. The ownership of Reserve America and the investment in Active.com were retained by IAC after the spin-off. These consolidated financial statements present IAC's and its subsidiaries net investment in Ticketmaster Entertainment businesses as invested capital in lieu of stockholders' equity.

        We prepared the consolidated financial statements from the historical results of operations and historical basis of the assets and liabilities of Ticketmaster Entertainment with the exception of income taxes. We computed income taxes using our stand-alone tax rate. Our income tax payable as well as deferred tax assets and liabilities represent the estimated impact of filing a consolidated income tax return with IAC through the spin-off, and filing a standalone consolidated income tax return thereafter. We have eliminated all significant intercompany transactions and accounts for periods prior to the spin-off.

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

        The historical financial statements for periods prior to the spin-off are based on certain assumptions about Ticketmaster Entertainment as a stand-alone company. Our management believes the assumptions underlying the historical consolidated financial statements of Ticketmaster Entertainment are reasonable. However, this financial information does not necessarily reflect what the historical financial position, results of operations and cash flows of Ticketmaster Entertainment would have been if Ticketmaster Entertainment had been a stand-alone company prior to the spin-off.

Management Overview

        Ticketmaster Entertainment is the world's leading live entertainment ticketing and marketing company, providing ticket sales, ticket resale services, marketing and distribution through www.ticketmaster.com, one of the largest e-commerce sites on the internet, approximately 7,100 independent sales outlets and 17 call centers worldwide. Ticketmaster Entertainment serves leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters in the United States and abroad, including Australia, Canada, China, Denmark, Finland, Germany, Ireland, the Netherlands, New Zealand, Norway, Spain, Sweden, Turkey and the United Kingdom. Ticketmaster Entertainment is also a party to joint ventures with third parties to provide ticket distribution services in Mexico and supplied ticketing services for the 2008 Beijing Olympic Games. Ticketmaster Entertainment licenses its technology in Mexico, Argentina, Brazil, Chile, China and Belgium.

Sources of Revenue

  Ticketing

        Ticketmaster Entertainment earns a majority of its revenue from primary ticketing on behalf of its clients. Ticketing operations revenue primarily consists of convenience and order processing fees generated primarily through ticket sales. The sale of tickets for an event often commences several months prior to the event performance date. Ticketmaster Entertainment recognizes revenue from the sale of a ticket when the ticket is sold. Fluctuations in ticket operations revenue occur largely as a result of changes in the number of tickets sold and the average revenue per ticket. The number of tickets sold varies as a result of (i) additions or losses of clients serviced by Ticketmaster Entertainment; (ii) fluctuations in the scheduling of events, particularly for popular performers; (iii) overall consumer demand for live entertainment events; and (iv) the percentage of tickets for events which are sold directly by clients. The average revenue per ticket varies as a result of the amount of convenience charges earned on each ticket. The amount of convenience charges typically varies based upon numerous factors, including the face price of the ticket, the type of event, whether the ticket is purchased at an independent sales outlet, through call centers or via Ticketmaster Entertainment's websites, as well as the services to be rendered to the client.

  Artist Services

        Front Line secures work for the clients it represents, for which it receives a commission. Generally, commissions are payable by clients upon their receipt of payments for performance of services or upon the delivery or use of materials which they created. Revenue is recognized in the month of the artist event. Contingent commissions, such as those based on profits or gross receipts, are recorded upon determination of the amounts. Revenue is not recognized before persuasive evidence of an arrangement exists, services have been rendered, the amount to be received is fixed or determinable, and collectability is reasonably assured.

        Other revenues consist of revenues from the sales of entertainment packages to consumers in connection with live performances. Entertainment packages are sold and cash is received from consumers in advance of the event. Revenue and related expenses incurred are deferred until the event occurs. In addition, Front Line sells entertainment related merchandise at live musical performances, to retailers, and directly to consumers via a website. For retail and internet sales, revenue is recognized upon shipment of the merchandise. Touring revenue, including the sale of merchandise, is recognized in the month of the event.

Operating Costs

        Ticketmaster Entertainment records ticket operations costs specifically associated with the distribution of tickets sold through its system. The largest components of these operating costs are royalties paid to clients as a share of convenience and order processing fees, credit card fees, payroll, telecommunication and data communication costs associated with the Company's call centers, commissions paid on tickets distributed through independent sales outlets away from the box office, and other expenses including ticket stock and postage. These costs are primarily variable in nature. Direct payroll costs relate to the Company's call centers. Outlet commissions are paid to music chains, department stores and other independent retail locations in exchange for their providing space and personnel to service ticket purchases. The participation, if any, by clients in Ticketmaster Entertainment's revenue from convenience and order processing fees is set forth in Ticketmaster Entertainment's contracts with its clients.

Channels of Distribution; Marketing Costs

        Ticketmaster Entertainment sells tickets online, through independent sales outlets and call centers and via mobile devices. During the year ended December 31, 2008, 73%, 16%, 11% and less than 1% of primary tickets were sold through these channels, respectively.

        Ticketmaster Entertainment owns and operates various branded websites, both in the U.S. and abroad, which are customized to reflect services offered in each jurisdiction and designed to promote ticket sales for live events and disseminate event, performer and related merchandise information online. Consumers can access www.ticketmaster.com directly from affiliated websites and through numerous direct links from banners and event profiles hosted by approved third party websites.

        As of December 31, 2008, Ticketmaster Entertainment had approximately 7,100 independent sales outlets worldwide, including approximately 2,000 in the United States and approximately 5,100 in various jurisdictions abroad. Ticketmaster Entertainment pays independent sales outlets a commission, the amount in 2008 ranged from approximately 17% to 25% of Ticketmaster Entertainment's convenience charge.

        As of December 31, 2008, Ticketmaster Entertainment operated 17 call centers worldwide, through which consumers can generally purchase tickets by telephone, or by way of an interactive voice response system, seven days a week, for at least 20 hours per day.

        Ticketmaster Entertainment markets and offers services directly to customers through www.ticketmaster.com and its other branded websites allowing customers to transact directly with Ticketmaster Entertainment in a convenient manner. Ticketmaster Entertainment also pays fees to market and distribute services on third party distribution channels, such as internet portals and search engines. In addition, some of Ticketmaster Entertainment's businesses manage affiliate programs, pursuant to which they pay commissions and fees to third parties based on revenue earned. Ticketmaster Entertainment has made, and expects to continue to make, investments in online and offline advertising to build its brands and drive traffic to its businesses.

        Clients routinely agree by contract to include Ticketmaster Entertainment's name, logos, and applicable website address and charge-by-phone number in advertisements in all forms of media promoting the availability of their tickets. The Ticketmaster Entertainment brand name and logo are also prominently displayed on printed tickets, ticket envelopes and email alerts about upcoming events that Ticketmaster Entertainment sends to its customers.

Access to Supply

        Ticketmaster Entertainment's primary ticketing services, and to a lesser extent, its ticketing resale services, depend significantly upon the Company's ability to secure ticketing inventory through existing clients and new clients. Ticketmaster Entertainment believes that the ability of its ticketing clients to reach a large qualified audience through its brands and businesses, including through its multiple distribution channels, is a significant benefit. Ticketmaster Entertainment seeks to maintain and renew client contracts, and enter into new client contracts, on a favorable basis. Revenue attributable to our largest client, Live Nation (including its subsidiary, House of Blues), represented approximately 13% of our total revenue in 2008. This client relationship consisted of four agreements, two with Live Nation (a worldwide agreement (other than England, Scotland and Wales) that expired without renewal on December 31, 2008 and an agreement covering England, Scotland and Wales that expires on December 31, 2009) and two with House of Blues (a U.S. agreement that expires on December 31, 2009 and a Canadian agreement that expires on March 1, 2010). Revenue attributable to the worldwide agreement and the agreement covering England, Scotland and Wales represented approximately 9% and 2%, respectively, of our total revenues in 2008. The worldwide agreement expired on December 31, 2008, and we anticipate that none of the other agreements will be renewed. Live Nation launched its own ticketing business in 2009 to ticket Live Nation events and has publicly announced that it intends to use its ticketing system to distribute tickets for third-party live events. Revenue generated from the four Live Nation agreements for the years ended December 31, 2008, 2007 and 2006 is provided in the table below:

	Years ended December 31,
	Expiration Date	2008	2007	2006
	(Dollars in thousands)
Live Nation—Worldwide agreement	12/31/08	$126,200	$138,832	$142,972
Live Nation—England, Scotland, Wales agreement	12/31/09	30,676	34,935	33,575
House of Blues—U.S. agreement	12/31/09	26,662	24,960	24,866
House of Blues—Canadian agreement	3/1/10	8,540	7,704	7,027

Total revenue under Live Nation agreements		$192,078	$206,431	$208,440

Economic and Other Trends and Events; Industry Specific Factors

        The ticketing services industry has experienced significant changes over the past decade due to the advent of online commerce. The increase in the number of online ticket sales as a percentage of all ticket sales has resulted in a general decrease in ticketing costs, making it easier for clients to manage ticket sales in-house, either using proprietary technology or stand-alone, automated ticketing systems licensed from a third party. The growth of online commerce has also contributed to the growth of resale ticketing services and the consolidation of those services, which historically has been very fragmented, consisting of a significant number of local brokers with limited inventory selling through traditional storefronts. In addition, entertainment-related expenditures such as ticket sales are sensitive to business and personal discretionary spending levels, which might tend to decline during general economic downturns.

        Ticketmaster Entertainment has taken steps to replace the revenue it expects to lose following the expiration of its primary contract with Live Nation at the end of 2008. These include a number of discrete investments including new acquisitions, efforts to gain scale in the market for ticket resale services and adding resources into growth efforts internationally which come with up-front costs.

        During the second quarter of 2008, Ticketmaster Entertainment began a comprehensive review of its worldwide cost structure in the light of significant investments that have been made through increased operating and capital expenditures, acquisitions in recent periods, and in advance of the termination of the Live Nation agreement in 2009. As a result of this review, commencing in the third quarter of 2008, Ticketmaster Entertainment began to effect a series of actions expected to reduce 2009 annual operating expenses by approximately $35 million from reductions in personnel, consolidation of customer contact centers, and the balance from reductions in other operating costs and other discretionary costs. In order to achieve these cost savings, certain up-front costs, principally severance costs of $8.6 million were incurred during the third and fourth quarters of 2008. The cost-reduction efforts were completed in the first quarter of 2009.

International Operations

        Ticketmaster Entertainment's future growth depends in part on its ability to expand its brands and businesses abroad, including in Europe and Asia, given the large consumer marketplace for the services that Ticketmaster Entertainment's brands and businesses offer. Ticketmaster Entertainment's ability to expand its international operations into jurisdictions where Ticketmaster Entertainment does not currently operate depends in part on its ability to identify potential acquisition candidates, acquire them on favorable terms and successfully integrate their operations. In addition, in many countries abroad, access to ticketing inventory is fragmented and may require significant additional investment to achieve profitability levels consistent with Ticketmaster Entertainment's established businesses. As a percentage of total Ticketmaster Entertainment revenue, international operations represented approximately 31% in 2008, 34% in 2007, and 29% in 2006.

Results of Operations for the Years Ended December 31, 2008, 2007 and 2006

Ticketmaster Entertainment Consolidated Results of Operations

Revenue

				% Change
	Years ended December 31,
				2008 vs. 2007	2007 vs. 2006
	2008	2007	2006
	(Dollars in thousands)
Revenue—Domestic	$1,001,953	$814,851	$759,339	23%	7%
Revenue—International	452,572	425,626	303,333	6%	40%

Total revenue	$1,454,525	$1,240,477	$1,062,672	17%	17%

Consolidated

        Revenue in 2008 increased $214.0 million, or 17%, from 2007 primarily due to contributions from The V.I.P. Tour Company ("TicketsNow"), Paciolan, Inc. ("Paciolan") and Front Line, acquired in February, January and October 2008, respectively and a 3% higher average revenue per primary ticket worldwide. These increases were partially offset by a 2% decline in the number of primary tickets sold worldwide. Domestic revenue grew by 23% due primarily to the acquisitions mentioned above. Excluding acquisitions, domestic revenue increased slightly primarily due to a 4% increase in average revenue per ticket partially offset by a 3% decline in the number of tickets sold across the concert and family categories. International revenue grew by 6%, or approximately 8% excluding the impact of foreign exchange, primarily due to a 2% increase in average revenue per ticket. The increases in the average revenue per ticket primarily resulted from increased revenue from China (Emma Entertainment acquired in August 2007), Canada and Spain. Acquisitions contributed approximately $183.8 million to Ticketmaster Entertainment's overall revenue growth in 2008.

        Revenue in 2007 increased $177.8 million, or 17%, from 2006 driven by increases in both domestic and international revenue as worldwide tickets sold increased 11%, with a 5% increase in average revenue per primary ticket. Domestic revenue increased 7%, primarily due to a 5% increase in average revenue per ticket along with a 2% increase in the number of primary tickets sold. The increase in average domestic revenue per ticket resulted from higher convenience and processing fees due in part to annual contractual increases. International revenue increased by 40%, or 31% excluding the impact of foreign exchange, primarily due to a 26% increase in the number of tickets sold along with a 12% increase in average revenue per ticket. The increase in the number of tickets sold primarily resulted from increased ticket sales in the United Kingdom and Canada. International acquisitions contributed approximately $23.2 million, or 2% and 8%, to Ticketmaster Entertainment's overall revenue growth and international growth, respectively, in 2007.

        Ticketmaster Entertainment's largest client through 2008, Live Nation (including its subsidiary House of Blues), represented approximately 13%, 17% and 20% of its consolidated revenue for the years ended December 31, 2008, 2007 and 2006, respectively. See "Access to Supply" for a description of Ticketmaster Entertainment's client relationship with Live Nation, including the termination of certain client agreements as of December 31, 2008.

				% Change
	Years ended December 31,
				2008 vs. 2007	2007 vs. 2006
	2008	2007	2006
	(Dollars in thousands)
Revenue:
Ticketing	$1,408,820	$1,240,477	$1,062,672	14%	17%
Artist services	45,705	—	—	NM	—

Total revenue	$1,454,525	$1,240,477	$1,062,672	17%	17%

Ticketing

        Refer to "—Consolidated," directly above, for a discussion of revenues in our Ticketing segment.

Artist Services

        On October 29, 2008, the Company acquired additional equity interests in Front Line, giving Ticketmaster Entertainment a controlling interest in the business. The Company has consolidated the results of Front Line since the acquisition date and has entered into the artist services business by virtue of the acquisition. The artist services business focuses on artist management, merchandising, VIP ticketing and related artist marketing services activities. From the acquisition date, Front Line generated revenues of $45.7 million, driven by strong touring revenue from its core artist management roster and revenues from Mick Management, which was acquired in November of 2008. Strong retail sales by the merchandise business also contributed to revenue for the period.

Cost of Sales

				% Change
	Years ended December 31,
				2008 vs. 2007		2007 vs. 2006
	2008	2007	2006
	(Dollars in thousands)
Cost of sales	$927,889	$766,538	$637,152	21%		20%
As a percentage of total revenue	64%	62%	60%	200	bp	184	bp
Gross margins	36%	38%	40%	(200)	bp	(184)	bp

bp
=    basis points

        Cost of sales consists primarily of ticketing royalties, as well as compensation and other employee-related costs (including stock-based compensation) for personnel engaged in call center functions and credit card processing fees. Ticketing royalties relate to our client's share of convenience and order processing charges. In our Artist Services segment, merchandise inventory, related shipping costs and costs associated with VIP ticket packages are recorded as cost of sales.

        Cost of sales in 2008 increased $161.4 million from 2007, primarily due to increases of $18.3 million in ticketing royalties resulting from higher revenue and higher royalty rates, $39.2 million in compensation and other employee-related costs associated, in part, with a 7% increase in headcount (or 3% decrease excluding recent acquisitions) and $5.7 million in credit card processing fees. Included in these increases was the impact of acquisitions not in the prior year period, which contributed $3.0 million, $25.0 million, $7.5 million and $57.7 million to ticketing royalties, compensation and other employee-related costs, credit card processing fees and other variable costs, respectively. Other variable costs include merchandise costs and express delivery and shipping costs. Excluding the impact of acquisitions not in the prior year period, cost of sales increased $68.1 million, or 9%.

        Cost of sales in 2007 increased $129.4 million from 2006, primarily due to increases of $65.8 million in ticketing royalties, $20.1 million in compensation and other employee-related costs associated, in part, with a 12% increase in headcount, and $16.6 million increase in credit card processing fees which resulted from an increase in ticket volume processed online. The increase in ticketing royalties was primarily due to increased revenue and higher royalty rates. Royalties are driven in part by higher contractual royalty rates included in the renewal of contracts with various promoters and venue clients, and are usually based on a percentage of convenience and processing revenues. Cost of sales in 2006 was favorably impacted by non-recurring items. Domestic and international ticketing royalties are expected to continue to increase as a percentage of convenience and processing revenues.

Selling and marketing expense

				% Change
	Years ended December 31,
				2008 vs. 2007		2007 vs. 2006
	2008	2007	2006
	(Dollars in thousands)
Selling and marketing expense	$102,631	$43,487	$20,123	136%		116%
As a percentage of total revenue	7%	4%	2%	355	bp	161	bp

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

        Selling and marketing expense in 2008 increased $59.1 million from 2007, primarily due to increased advertising and promotional expenditures of $47.8 million and increased compensation and other employee-related costs of $8.6 million as Ticketmaster Entertainment continued to build out its worldwide infrastructure. These increases included the impact of acquisitions in 2008, which contributed $25.9 million and $6.4 million to advertising and promotional expenditures and compensation and other employee-related costs, respectively. The increase in advertising and promotional expenditures was due, in part, to an increase in sports sponsorship agreements intended to promote Ticketmaster Entertainment's ticket resale services and fees paid to search engine partners for online marketing. Excluding the impact of acquisitions not in the prior year period, selling and marketing expense increased $25.3 million, or 58%.

        Selling and marketing expense in 2007 increased $23.4 million from 2006, primarily due to increased advertising and promotional expenditures of $17.4 million and increased compensation and other employee-related costs of $5.9 million associated, in part, with a 31% increase in headcount. The increase in advertising and promotional expenditures includes $6.3 million in expenses related to sports sponsorship agreements, primarily with National Football League teams that were not incurred in the prior year period and online marketing, including fees paid to search engines and distribution partners. Sports sponsorship agreements are intended to promote Ticketmaster Entertainment's ticket resale services.

General and administrative expense

				% Change
	Years ended December 31,
				2008 vs. 2007		2007 vs. 2006
	2008	2007	2006
	(Dollars in thousands)
General and administrative expense	$190,054	$149,478	$118,317	27%		26%
As a percentage of total revenue	13%	12%	11%	102	bp	92	bp

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in 2008 increased $40.6 million from 2007, primarily due to increases of $27.4 million in compensation and other employee-related costs, $4.3 million in facilities costs and $3.2 million in professional fees. The increase in compensation and other employee-related costs was primarily due to an increase of $16.2 million associated with acquisitions not in the prior year period. Excluding the impact of acquisitions not in the prior year period, general and administrative expense increased $10.4 million, or 7%. This increase was driven by higher severance costs incurred in connection with the previously announced cost reduction plan, public company costs incurred subsequent to the spin-off and increased non-cash compensation expense. General and administrative expense includes non-cash compensation expense of $21.2 million in 2008 compared with $10.9 million in 2007. The increase in non-cash compensation was primarily due the modification of existing stock-based compensation awards, new awards granted in connection with the spin-off and the grants of awards in connection with 2008 acquisitions.

        General and administrative expense in 2007 increased $31.2 million from 2006, primarily due to increases of $8.7 million relating to settlement of litigation (in excess of prior reserves) compared to the prior year period which included a reduction of $5.8 million in certain litigation reserves due to more favorable settlements than previous reserves reflected. Also contributing to the increase in general and administrative expense was an increase of $9.7 million in compensation and other employee-related costs as Ticketmaster Entertainment continued to build out its worldwide infrastructure, as well as increases of $2.1 million and $1.0 million in facilities costs and utilities expense, respectively.

        Effective January 1, 2006, Ticketmaster Entertainment adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), using the modified prospective transition method. There was no impact to the amount of stock-based compensation recorded in the consolidated statement of operations for the years ended December 31, 2006 and 2005 as a result of adopting SFAS No. 123R. Ticketmaster Entertainment has been recognizing expense for all stock-based grants since it became wholly owned by IAC on January 17, 2003, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. The majority of stock-based compensation expense is reflected in general and administrative expense.

Depreciation

				% Change
	Years ended December 31,
				2008 vs. 2007		2007 vs. 2006
	2008	2007	2006
	(Dollars in thousands)
Depreciation	$49,894	$38,458	$35,080	30%		10%
As a percentage of total revenue	3%	3%	3%	33	bp	(20)	bp

        Depreciation in 2008 and 2007 increased $11.4 million and $3.4 million, respectively, primarily due to various acquisitions not in the prior year period and the incremental depreciation associated with capital expenditures made during 2007 and 2008, partially offset by certain fixed assets becoming fully depreciated during the period. Excluding the impact of acquisitions made in 2008, depreciation expense in 2008 increased $4.1 million, or 11%.

Goodwill impairment

        During the fourth quarter of 2008, the Company recognized a non-cash, pre-tax charge of $1,094.1 million related to the impairment of goodwill in its Ticketing segment. The impairment, which was indicated by our 2008 annual impairment testing of goodwill, reflected the decline in the Company's share price since its spin-off from IAC in August 2008 and recent uncertain economic conditions. No impairment charge was recorded for the years ended December 31, 2007 and 2006.

Adjusted Operating Income

        Adjusted Operating Income is a non-GAAP measure and is defined in "Ticketmaster Entertainment's Principles of Financial Reporting," below.

				% Change
	Years ended December 31,
				2008 vs. 2007	2007 vs. 2006
	2008	2007	2006
	(Dollars in thousands)
Adjusted Operating Income:
Ticketing	$312,949	$356,125	$340,121	(12)%	5%
Artist services	16,985	—	—	NM	—
Corporate and unallocated	(72,252)	(62,579)	(45,202)	15%	38%

Total Adjusted Operating Income	$257,682	$293,546	$294,919	(12)%	(1)%

        Adjusted Operating Income in 2008 decreased $35.9 million from 2007, primarily due to increases in cost of sales, selling and marketing expense and general and administrative expense. The increase in these expenses was driven by acquisitions and increased losses associated with strategic investments, particularly in Germany and Asia and higher overall royalty rates. Excluding the impact of acquisitions not in the prior year period, Adjusted Operating Income decreased $67.9 million, or 23%.

        Adjusted Operating Income in 2007 decreased $1.4 million from 2006, primarily due to increases in cost of sales, general and administrative expense and selling and marketing expense. The increase in these expenses was driven by higher overall royalty rates, international development and expansion, and increased marketing efforts, including ticket resale initiatives. Adjusted Operating Income was negatively impacted by a payment of $8.7 million in settlement of litigation compared to the prior year period which included a reduction of $5.8 million in certain litigation reserves and the favorable resolution of claims and insurance settlements of $4.3 million.

Operating income

				% Change
	Years ended December 31,
				2008 vs. 2007	2007 vs. 2006
	2008	2007	2006
	(Dollars in thousands)
Operating (loss) income:
Ticketing	$(872,083)	$290,070	$279,272	NM	4%
Artist services	7,642	—	—	NM	—
Corporate and unallocated	(89,702)	(73,754)	(54,381)	22%	36%

Total Operating (loss) income	$(954,143)	$216,316	$224,891	NM	(4)%

        Operating loss in 2008 decreased $1,170.5 million from 2007 operating income, primarily due to the decrease in Adjusted Operating Income described above and increases of $1,094.1 million in goodwill impairment, $17.9 million in amortization of intangibles and $11.2 million in non-cash compensation expense. Excluding the impact of acquisitions not in the prior year period, operating income decreased $1,162.8 million.

        Operating income in 2007 decreased $8.6 million from 2006, primarily due to the decrease in Adjusted Operating Income described above and a $4.7 million increase in non-cash compensation expense, partially offset by a decrease in amortization of intangibles.

Corporate and unallocated expenses

        Corporate and unallocated expenses in 2008, 2007 and 2006 were $89.7 million, $73.8 million and $54.4 million, respectively. Corporate and unallocated expenses in 2008 increased $15.9 million from 2007. This increase was driven by higher severance costs incurred in connection with the previously announced cost reduction plan, public company costs incurred subsequent to the spin-off, and increased non-cash compensation expense.

        Corporate and unallocated expenses in 2007 increased $19.4 million from 2006 primarily due to increases of $8.7 million in certain litigation reserves in the current year period compared to the prior year period which included a reduction of $5.8 million in certain litigation reserves and the favorable resolution of claims and insurance settlements of $4.3 million.

Other income (expense), net

				% Change
	Years ended December 31,
				2008 vs. 2007	2007 vs. 2006
	2008	2007	2006
	(Dollars in thousands)
Other income (expense), net:
Interest income (expense), net	$(25,290)	$32,062	$33,680	NM	(5)%
Equity in income of unconsolidated affiliates	2,659	6,301	2,997	(58)%	110%
Impairment of long-term investments	(12,334)	—	—	NM	—
Other income	4,914	1,120	982	339%	14%

Interest income (expense), net

        The majority of the interest income recorded in our Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 arose from intercompany receivables due from IAC and its subsidiaries. The interest income from IAC ceased upon the extinguishment of all intercompany receivables upon consummation of the spin-off.

        Interest expense, net in 2008 increased $57.4 million from 2007, primarily due to interest expense and amortization of debt issuance costs of $28.1 million related to the issuance of the $300.0 million aggregate principal amount of Senior Notes with a fixed rate of 10.75% (the "Notes") and the indebtedness under our senior secured credit facilities. Interest income in 2008 decreased $27.5 million primarily due to lower receivable balances due from IAC and subsidiaries and the extinguishment of intercompany receivables from IAC upon consummation of the spin-off, lower average interest rates, and an adjustment of $8.3 million related to a cumulative true-up of intercompany interest income recorded during the second quarter of 2008.

        Interest income (expense) net in 2007 decreased $1.6 million from 2006, primarily due to lower receivable balances due from IAC and its subsidiaries, partially offset by interest earned on higher average international operating cash balances in 2007. Interest earned on the receivable balance was principally due to cash transfers to IAC in connection with IAC's centrally managed U.S. treasury function.

Equity in income of unconsolidated affiliates

        Equity in income of unconsolidated affiliates in 2008 decreased $3.6 million from 2007 due to lower income earned from Ticketmaster Entertainment's investments in Front Line and TM Mexico as well as losses in other equity investments. Income related to the investment in Front Line was recorded on an equity method of accounting prior to October 29, 2008.

        Equity in the income of unconsolidated affiliates in 2007 increased $3.3 million from 2006, primarily due to Ticketmaster Entertainment's investments in TM Mexico.

Impairment of long-term Investments

        During the fourth quarter of 2008, the Company recorded $12.3 million of charges related to its equity investments in the venture which handled ticketing at the 2008 Beijing Olympics (the "China investment") and its iLike.com investment. The $6.5 million charge for the China investment included a settlement of disputed items with the Company's joint venture partners. The $5.8 million charge for the iLike.com investment wrote down the investment to its estimated fair value. No such charges were recorded for the years ended December 31, 2007 and 2006.

Other income

        Other income in 2008 increased $3.8 million from 2007 due to gains on foreign currency exchange primarily related to the Company's operating activities in Canada and the United Kingdom due to the strengthening of the U.S. dollar compared to the Canadian Dollar and the British Pound. Other income remained relatively flat in 2007, as compared to 2006.

Income tax provision

        In 2008, Ticketmaster Entertainment recorded an income tax provision of $25.6 million which represents an effective tax rate of -3%. The 2008 tax rate is different from the statutory rate of 35% principally due to the impairment of goodwill that is not deductible for tax purposes. Excluding the impairment charges recorded in the fourth quarter of 2008, the Company's effective tax rate would have been 42%. This rate is higher than the statutory rate of 35% principally due to losses not benefited in foreign jurisdictions and state taxes, partially offset by foreign income taxed at lower rates and foreign tax credits. In 2007, Ticketmaster Entertainment recorded an income tax provision of $89.0 million which represents an effective tax rate of 35%. The 2007 tax rate approximates the federal statutory rate of 35% as state and local income taxes and losses not benefited in foreign jurisdictions were substantially offset by foreign income taxed at lower rates. In 2006, Ticketmaster Entertainment recorded a tax provision of $86.0 million which represents an effective tax rate of 33%. The 2006 tax rate was lower than the federal statutory rate of 35% due principally to benefits associated with Ticketmaster Entertainment's assertion that the earnings of certain foreign subsidiaries are permanently reinvested and foreign income taxed at lower rates, partially offset by state and local income taxes and losses not benefited in foreign jurisdictions.

        Ticketmaster Entertainment adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48") effective January 1, 2007. As of December 31, 2008 and December 31, 2007, Ticketmaster Entertainment had unrecognized tax benefits of approximately $1.7 million and $6.3 million, respectively, which included accrued interest of $0.4 million and $0.8 million, respectively.

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

        The IRS is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2003, which include the operations of Ticketmaster Entertainment from January 17, 2003, the date on which Ticketmaster Entertainment joined the IAC consolidated tax return. The statute of limitations for these years has been extended to December 31, 2009. In early 2009, the IRS commenced an audit of IAC's tax returns for the years ended December 31, 2004 through 2006. The statue of limitations for these years has been extended and this examination is expected to be completed in 2011. Various IAC consolidated state and local jurisdictions are currently under examination, the most significant of which are California, Florida, New York and New York City, for various tax years after December 31, 2001. Ticketmaster Entertainment's operations were included in these returns from January 17, 2003. These examinations are expected to be completed by late 2009. Ticketmaster Entertainment believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $1.0 million within twelve months of the current reporting date due to settlements and expirations of applicable statute of limitations. An estimate of other changes in unrecognized tax benefits cannot be made, but such other changes are not expected to be significant.

Segment Operating Results

        In the fourth quarter of 2008, we began reporting two segments: Ticketing and Artist Services. Our primary operating metric for evaluating segment performance is Adjusted Operating Income.

        The overall concept that Ticketmaster Entertainment employs in determining its operating segments is to present the financial information in a manner consistent with how our chief operating decision maker and executive management manages our business, make operating decisions and evaluate operating performance. Operating segments are consolidated for reporting purposes if they have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

        Prior to the acquisition of a controlling interest in Front Line, Ticketmaster Entertainment had one operating segment in accordance with its internal management structure and based upon how the chief operating decision maker and executive management viewed the business, its organizational structure and the type of service provided which primarily was online and offline ticketing services.

        After the October 29, 2008 acquisition of Front Line, based upon changes in the internal management structure and how the chief operating decision makers and executive management viewed the business, the Company began reporting two segments: Ticketing and Artist Services.

        The Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for our services. We sell tickets through a combination of websites, telephone services and ticket outlets.

        The Artist Services segment primarily provides management services to music recording artists in exchange for a commission on the earnings of these artists. Artist Services also sells merchandise associated with musical artists at live musical performances, to retailers, and directly to consumers via a website.

        For additional information about our segment results, refer to Note 7—Segment Information of the Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2008, Ticketmaster Entertainment had $466.1 million of cash and cash equivalents and marketable securities, including $254.0 million in funds representing amounts equal to the face value of tickets sold on behalf of its clients ("client funds"). Ticketmaster Entertainment's cash and cash equivalents and marketable securities held in foreign jurisdictions were approximately $302.8 million at December 31, 2008, including $169.7 million in client funds, which was maintained principally in Canada, the United Kingdom and Australia. The Company does not utilize client funds for its own financing or investing activities as the amounts are payable to clients.

        In the fourth quarter of 2008, the Company effectuated a restructuring of its international operations in response to changes in its operating environment that followed the spin-off from IAC. The restructuring resulted in an internal redistribution of debt, including the deemed repatriation of foreign profits by virtue of a $99.1 million note issued by a foreign subsidiary to a domestic subsidiary of the Company, $34.3 million of which was repaid in 2008. The tax consequences of the deemed repatriation have all been recognized in 2008 and are discussed in further detail in Note 8—Income Taxes of the Notes to the Consolidated Financial Statements. The Company can generally control the timing of repayment on the remaining $64.8 million note balance held in the U.S., and such repayments will not have any additional tax consequences.

        Net cash provided by operating activities was $195.2 million and $212.0 million for 2008 and 2007, respectively. The decrease of $16.8 million in net cash provided by operating activities reflected lower contributions from client funds of $95.3 million which was driven by the timing of settlements with clients, partially offset by lower advance payments under ticketing contracts and sponsorship deals with resale partners, including significant advances made in 2007 which were not repeated in 2008.

        Net cash used in investing activities in 2008 of $1,475.9 million primarily resulted from cash transfers to IAC of $910.1 million and acquisitions, net of cash acquired, of $506.6 million. The cash transfers to IAC were comprised of total net proceeds from the Notes and the senior secured credit facilities, and were distributed to IAC in connection with the spin-off, as well as other proceeds paid to IAC as part of their centrally managed U.S. treasury function. Acquisitions, net of cash acquired, primarily related to the acquisitions of TicketsNow, Paciolan, GET ME IN! and Front Line. Net cash used in investing activities in 2007 of $13.0 million primarily resulted from $47.5 million of capital expenditures and $29.4 million of acquisitions, net of cash acquired, partially offset by cash transfers from IAC of $64.5 million.

        Net cash provided by financing activities in 2008 of $1,232.7 million was primarily due to $300.0 million of proceeds received from the issuance of the Notes and $565 million of proceeds received from borrowings under the senior secured credit facilities. The Company incurred $27.2 million of costs for these debt financings which were initiated in connection with the spin-off. In addition, we received $405.5 million in capital contributions from IAC during 2008. Net cash provided by financing activities in 2007 of $30.3 million was primarily due to capital contributions from IAC.

        As of December 31, 2007, Ticketmaster Entertainment had $569.3 million of cash and cash equivalents and restricted cash and cash equivalents, including $313.6 million in funds representing amounts equal to the face value of tickets sold on behalf of its clients. Ticketmaster Entertainment's cash and cash equivalents and restricted cash and cash equivalents held in foreign jurisdictions was approximately $358.2 million at December 31, 2007, including $222.5 million in funds representing amounts equal to the face value of tickets sold on behalf of its clients, and was maintained principally in the United Kingdom, Australia and Canada.

        Net cash provided by operating activities was $212.0 million and $230.7 million in 2007 and 2006, respectively. The decrease of $18.7 million in net cash provided by operating activities reflects an increase in contract deposits and accounts receivable, partially offset by an increased contribution from client funds of $69.5 million which was primarily due to timing of settlements with clients.

        Net cash used in investing activities in 2007 of $13.0 million primarily resulted from capital expenditures of $47.5 million and acquisitions, net of cash acquired, of $29.4 million, partially offset by cash transfers from IAC of $64.5 million. The cash transfers from IAC related to IAC's centrally managed U.S. treasury function. Net cash used in investing activities in 2006 of $189.1 million primarily resulted from cash transfers to IAC of $214.2 million, capital expenditures of $39.3 million, a net increase in long-term investments of $20.6 million and acquisitions, net of cash acquired, of $17.8 million. These uses of cash were partially offset by the net proceeds of $108.9 million related to the purchases, sales and maturities of marketable securities. The increase in long-term investments in 2006 was primarily due to Ticketmaster Entertainment's equity investment in iLike.com.

        Net cash provided by financing activities in 2007 and 2006 of $30.3 million and $20.6 million, respectively, was primarily due to capital contributions of $29.4 million and $17.8 million from IAC to fund Ticketmaster Entertainment's 2007 and 2006 acquisitions, respectively.

        Ticketmaster Entertainment anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. Ticketmaster Entertainment's ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations and the overall capacity and terms of its financing arrangements as discussed above. Ticketmaster Entertainment believes that its cash on hand along with its anticipated operating cash flow in 2009 and its access to financing arrangements are sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

        Under the senior secured credit facilities and the indenture governing the Notes, the Company is required to maintain certain financial covenants. The Notes contain two incurrence-based financial covenants, requiring that the Company meet a minimum fixed charge coverage ratio, as defined therein, of 2.0 to 1.0 and a maximum secured leverage ratio, as defined, of 2.25 to 1.0. The senior secured credit facility has two maintenance-based quarterly financial covenants, requiring a maximum total leverage ratio of 3.5 to 1.0 and a minimum interest coverage ratio of 3.0 to 1.0. The total leverage ratio for the senior secured credit facilities, calculated as total debt, as defined, divided by total earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined therein, for the trailing twelve-month period is the most sensitive to change, as debt levels increase and/or earnings decline. As of December 31, 2008, the Company was in compliance with all of these financial covenants, giving pro-forma effect, as required, to EBITDA for Front Line.

        The Company believes it has adequate cash and cash equivalents and it will generate sufficient cash from operations to pay-down a portion of its debt, if required, in order to maintain compliance with all financial covenants through December 31, 2009. Ticketmaster Entertainment may, from time to time, engage in open market purchases of its Notes.

        In the event that the proposed merger is consummated, we expect that our cost of capital related to our bank financing will increase as a result of obtaining the necessary amendments to our senior secured credit facilities required for the proposed merger.

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long term debt obligations(a)	$1,302,384	$69,337	$151,503	$340,791	$740,753
Capital lease obligations	2,738	1,848	890	—	—
Purchase obligations(b)	110,346	33,400	48,645	16,125	12,176
Estimated earn-outs related to prior acquisitions(c)	8,000	1,500	6,500	—	—
Operating leases	107,322	25,507	36,893	20,823	24,099

Total contractual cash obligations(d)	$1,530,790	$131,592	$244,431	$377,739	$777,028

(a)
Long term debt obligations represent future principal and interest payments related to the Notes through maturity in 2016 and borrowings under the senior secured credit facility through maturity in 2016. The future interest payments related to our existing debt obligations are based on fixed and variable interest rates specified in the associated debt agreements.

(b)
The purchase obligations primarily arise from sports sponsorship agreements intended to promote Ticketmaster Entertainment's ticket resale services.

(c)
The Company has certain contingent obligations related to prior acquisitions made by Front Line. As of December 31, 2008, contingent consideration of $8.0 million represents commitments not yet accrued for in the accompanying Consolidated Balance Sheets or paid, that remain subject to payout following the achievement of future performance targets. Such contingent payouts may be payable over the next two years.

(d)
Amounts exclude redemption value of convertible preferred stock granted to The Azoff Family Trust. See Note 11—Redeemable Preferred Stock and Stockholders' Equity of the Notes to the Consolidated Financial Statements for discussion.

        At December 31, 2008, we had gross unrecognized tax benefits of approximately $1.7 million, all of which, if recognized, would have an impact on our effective tax rate.

        Ticketmaster Entertainment also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, such as under letters of credit extended or under guarantees of debt, as follows (in thousands):

	Amount of Commitment Expiration Per Period
Other Commercial Commitments*	Total Amounts Committed	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Guarantees, surety bonds and letters of credit	$5,603	$1,743	$3,460	$400	$—

*
Commercial commitments are funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under letters of credit, surety bonds or under guarantees of debt.

Off-Balance Sheet Arrangements

        Other than the contractual obligations and other commercial commitments described above, Ticketmaster Entertainment does not have any off-balance sheet arrangements as of December 31, 2008.

Seasonality

        Ticketmaster Entertainment's ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by its clients. Generally, the second and third quarters of the year experience the highest domestic ticketing revenue, earned primarily in the concert and sports categories. Generally, international revenues are the highest revenues in the fourth quarter of the year, earned primarily in the concert category.

Critical Accounting Policies and Estimates

        Certain of the Company's significant accounting policies are summarized below. Also refer to Note 2—Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

        Ticketmaster Entertainment's management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

        Refer to Note 2—Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for a description of recent accounting pronouncements.

Revenue Recognition

        We evaluate the recognition of revenue based on the criteria set forth in Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Determining whether some or all of these criteria have been met involves assumptions and judgments, including the evaluation of multiple element arrangements that can have an effect on the timing and amount of revenue the Company reports.

Gross versus Net Revenue Recognition

        The Company reports revenue on a gross or net basis based on management's assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal in a transaction, revenues are reported on a gross basis. In concluding on whether or not the Company acts as a principal or an agent, the guidance set forth by the Emerging Issues Task Force No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent is followed. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company has the substantial risks and rewards of ownership under the terms of an arrangement.

Ticketing

        Revenue, which primarily consists of convenience and order processing fees from ticketing operations, is recognized as tickets are sold, and is recorded on a net basis (net of the face value of the ticket) as Ticketmaster Entertainment acts as an agent in these transactions. Interest income is earned on funds that are collected from ticket purchasers and invested until remittance to the applicable clients. As the process of collecting, holding and remitting these funds is a critical component of providing service to these clients, the interest earned on these funds is included in revenue. For the years ended December 31, 2008, 2007 and 2006, $16.2 million, $18.7 million and $15.3 million, respectively, of interest income is included in revenue. Sales taxes collected are not included in revenue.

Artist Services

        Front Line secures work for the clients it represents, for which it receives a commission. Generally, commissions are payable by clients upon their receipt of payments for performance of services or upon the delivery or use of materials which they created. Revenue is recognized in the month of the artist event. Contingent commissions, such as those based on profits or gross receipts, are recorded upon determination of the amounts. Revenue is not recognized before persuasive evidence of an arrangement exists, services have been rendered, the amount to be received is fixed or determinable, and collectability is reasonably assured.

        Front Line also earns revenue from the sales of entertainment packages to consumers in connection with live performances. Entertainment packages are sold and cash is received from consumers in advance of the event. Revenue and related expenses incurred are deferred until the event occurs. In addition, Front Line sells merchandise associated with musical artists at live musical performances, to retailers, and directly to consumers via a website. For retail and internet sales, revenue is recognized upon shipment of the merchandise. Touring revenue, including the sale of merchandise, is recognized in the month of the event.

Accounts Receivable

        Accounts receivable, client accounts are due principally from ticketing outlets and credit card processors and represent the face value of tickets sold plus convenience and order processing fees, generally net of outlet commissions.

        Accounts receivable, trade includes amounts relating to artist management, merchandising, advertising, and software licensing sales and are stated at amounts due, net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Ticketmaster Entertainment determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due, Ticketmaster Entertainment's previous loss history, the specific customer's current ability to pay its obligation to Ticketmaster Entertainment and the condition of the general economy and the customer's industry. Ticketmaster Entertainment writes off accounts receivable when they become uncollectible.

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill represents the excess purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired. Indefinite-lived intangible assets acquired in business combination are initially recorded at management's estimate of their fair values. The Company accounts for goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which among other things, addresses, financial accounting and reporting requirements for acquired goodwill and indefinite-lived intangible assets.

SFAS No. 142 prohibits the amortization of goodwill and requires the Company to test goodwill and indefinite-lived intangible assets for impairment at least annually at the reporting unit level.

        Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using the income approach which measures the value of an asset or equity interest in a business by analyzing the present worth of the economic benefits utilizing a discounted cash flow ("DCF") analysis. In addition, when a DCF analysis is used as the primary method for determining fair value, the Company assesses the reasonableness of its determined fair values by reference to the Company's market capitalization which is determined by taking a representative average of the stock closing price immediately prior to the testing date multiplied by the number of shares outstanding.

        If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its goodwill carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

        The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

        In accordance with SFAS No. 142, Ticketmaster Entertainment tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired.

Impairment of goodwill and other intangible assets

        Ticketmaster Entertainment assesses goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired in accordance with SFAS No. 142. Events or circumstances which could trigger impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company's use of the acquired assets or the strategy for the acquired business or the Company's overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.

        The Company performs its annual assessment for impairment of goodwill and indefinite-lived intangible assets annually on October 1.

  Goodwill

        The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value of the applicable reporting units. Reporting units are defined as operating segments or one level below an operating segment when that component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company has identified two reporting units in the Ticketing segment (ticketing and Echo Music) and three reporting units in the Artist Services segment (artist management, VIP ticketing and merchandising). The Company did not perform impairment tests for the reporting units in the Artist Services segment given the proximity of the controlling interest acquisition to the impairment testing date. In addition, the fair values determined as part of the step-up purchase accounting indicated no impairment of historical goodwill.

        In performing the first step, the Company determines the fair value of a reporting unit using the income approach which measures the value of an asset or equity interest in a business by analyzing the present worth of the economic benefits utilizing a DCF analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the DCF analyses were based on the Company's most recent budgets and business plans and various growth rates have been assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The discount rate utilized by the Company reflected a weighted average cost of capital for a market participant. The calculation utilized seven years of projected cash flows with forecasted sales growths ranging from -5.7% to 12.5% with a terminal growth rate of 3%. The discount rates utilized in the DCF analyses for the step one tests were 12% with a 9% rate for the terminal value.

        In addition, when a DCF analysis is used as the primary method for determining fair value, the Company assesses the reasonableness of its determined fair values by reference to the Company's market capitalization which is determined by taking a representative average of the stock closing prices immediately prior to the testing date multiplied by the number of shares outstanding plus a reasonable control premium. The Company also considered the market approach which evaluates market transactions involving similarly situated companies, however this approach was not considered meaningful in the final evaluation because of the lack of comparability between the reporting unit and guideline public companies.

        The results of this step one process indicated that there was a potential impairment of goodwill as the book values exceeded their respective estimated fair values. As a result, the second step of the goodwill impairment test was performed. Step two of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its goodwill carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

        As a result of our annual impairment test the Company recorded a non-cash charge of $1.1 billion in the fourth quarter of 2008 in the ticketing and Echo Music reporting units. An increase of 100 basis points in the discount rate for the ticketing reporting unit would have resulted in an additional impairment charge of $126.3 million, and a decrease of 100 basis points in the discount rate for the ticketing reporting unit would have resulted in a $158.3 million reduction in the impairment charge. A 100 basis point increase in the terminal growth rate would have resulted in a $86.3 million reduction in the impairment charge and a 100 basis point decrease in the terminal growth rate would have resulted in a $69.0 million increase in the impairment charge. We believe the assumptions and rates used in our impairment assessment are reasonable, but they involve management judgments, and variations in any assumptions could result in a materially different calculation of the impairment amount. There was no impairment recorded for the years ended December 31, 2007 and 2006.

        Continued significant declines in the Company's stock price from the testing date to December 31, 2008, and global economic conditions combined with lower than expected fourth quarter ticketing results caused management to conclude that a triggering event under SFAS No. 142 had occurred during the fourth quarter of 2008. The Company's stock price experienced a decline of over 40% since the October 1 assessment.

        The Company performed another test of the ticketing reporting unit as of December 31, 2008. We updated our DCF for the ticketing reporting unit and increased the discount rate from 12% to 15.5% based on increased risk due to current economic volatility experienced during the fourth quarter of 2008. The fair value utilizing the DCF model was reasonable when compared to the market capitalization at the end of the year plus a reasonable control premium. Because the fair value of the assets exceeded the carrying value, there was no indication of further impairment, and a step two test under SFAS 142 was not required.

Long-Lived Assets and Intangible Assets with Definite Lives

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, including property and equipment and intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Events or circumstances that may indicate that an asset is impaired include, but are not limited to, significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, shifts in technology, loss of key personnel, significant negative industry or economic trends, changes in the Company's operating model or strategy, and competitive forces. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Amortization of definite lived intangible assets is recorded either on a straight-line basis or an accelerated basis over their estimated lives.

        In connection with its annual assessment in 2008, the Company identified and recorded an impairment charge of $0.6 million for the write-off of a covenant not to compete related to Ticketmaster Entertainment's operations in Germany. The intangible asset impairment charge is included in the amortization of intangible assets in the accompanying Consolidated Statements of Operations. There was no definite lived intangible asset impairment recorded for the years ended December 31, 2007 and 2006.

Long-Term Investments

        Ticketmaster Entertainment applies the provisions of Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock for accounting for its investments in common stock. Investments in which Ticketmaster Entertainment has the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the equity method. Investments in which Ticketmaster Entertainment does not have the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the cost method. Ticketmaster Entertainment evaluates each equity and cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If Ticketmaster Entertainment has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.

Contract Advances

        Contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to Ticketmaster Entertainment's clients pursuant to ticketing agreements that provide for the client's participation in the convenience charges and/or order processing fees. Recoupable contract advances are generally recoupable against future royalties earned by the clients based on the contract terms over the life of the contract (generally 3 to 7 years). Non-recoupable contract advances are fixed additional incentives which are normally amortized over the life of the contract on a straight-line basis (generally 3 to 7 years). Recoupment of contract advances and amortization of non-recoupable contract advances are included in cost of sales in the accompanying Consolidated Statements of Operations.

Accounts Payable, Client Accounts

        Accounts payable, client accounts consists of contractual amounts due to clients for tickets sold on behalf of the organizations that sponsor events and ticketing royalties, which arise from the client's share of convenience and order processing charges.

Deferred Revenue

        Deferred revenue primarily consists of unredeemed gift cards issued by the Company. Upon the purchase of a gift card, deferred revenue is established for the cash value of the gift card. Deferred revenue is relieved and net revenue is recorded upon redemption by the customer or the expiration of the gift card, if applicable. Over time, some portion of the gift cards issued without expiration dates are not redeemed. This amount is recorded as revenue when it can be determined that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions. We determine the probability of the gift cards being redeemed to be remote based on historical gift card redemption patterns. Income from gift card revenue, net of any amounts subject to escheat laws, is included in revenue in the accompanying Consolidated Statements of Operations.

Income Taxes

        Ticketmaster Entertainment accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. Ticketmaster Entertainment records interest on potential tax contingencies as a component of income tax expense and records interest net of any applicable related income tax benefit.

        Effective January 1, 2007, Ticketmaster Entertainment adopted the provisions of FIN 48. As a result of the adoption of FIN 48, Ticketmaster Entertainment recognizes liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

Net Income (Loss) Per Share

        Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, net of shares subject to repurchase rights, and excludes any dilutive effects of options or warrants, restricted stock, restricted stock units, and convertible securities, if any. Diluted net income (loss) per share is computed using the weighted-average number of common stock and common stock equivalent shares outstanding (including the effect of restricted stock) during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

TICKETMASTER ENTERTAINMENT'S PRINCIPLES OF FINANCIAL REPORTING

        Ticketmaster Entertainment reports Adjusted Operating Income as a supplemental measure to GAAP. This measure is one of the primary metrics by which Ticketmaster Entertainment evaluates the performance of its businesses, on which its internal budgets are based and by which management is compensated. Ticketmaster Entertainment believes that investors should have access to the same set of tools that it uses in analyzing its results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Ticketmaster Entertainment provides and encourages investors to examine the reconciling adjustments between the GAAP and non-GAAP measure which are discussed below.

Definition of Ticketmaster Entertainment's Non-GAAP Measure

        Adjusted Operating Income is defined as operating income excluding, if applicable: (1) depreciation expense (2) non-cash compensation expense (3) amortization and impairment of intangibles, (4) goodwill impairment, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. Ticketmaster Entertainment believes this measure is useful to investors because it represents the operating results from Ticketmaster Entertainment businesses excluding the effects of non-cash expenses. Adjusted Operating Income has certain limitations in that it does not take into account the impact to Ticketmaster Entertainment's statement of operations of certain expenses, including acquisition-related accounting. Ticketmaster Entertainment endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

Pro Forma Results

        Ticketmaster Entertainment will only present Adjusted Operating Income on a pro forma basis if a particular transaction is significant within the meaning of Rule 11-01 of Regulation S-X or if it views a transaction as so significant in nature that disclosure of pro forma financial information would be material to investors. For the periods presented in this report, there are no transactions that Ticketmaster Entertainment has included on a pro forma basis.

One-Time Items

        Adjusted Operating Income is presented before one-time items, if applicable. These items are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no one-time items.

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

RECONCILIATION OF ADJUSTED OPERATING INCOME

        For a reconciliation of Adjusted Operating Income to net income for the years ended December 31, 2008, 2007 and 2006, see Note 7—Segment Information of the Notes to the Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk Management

        Market risk is the potential loss from adverse changes in interest rates, foreign exchange rates and market prices. Our exposure to market risk includes our Notes, our revolving credit facility, derivative instruments, cash and cash equivalents, merchant accounts payable and deferred merchant bookings denominated in foreign currencies. We manage our exposure to these risks through established policies and procedures. Our objective is to mitigate potential income statement, cash flow and market exposures from changes in interest and foreign exchange rates.

Interest Rate Risk

        In July 2008, we issued $300.0 million aggregate principal amount of Notes with a fixed rate of 10.75%. As a result, if market rates decline, our required payments will exceed those based on market rates. The fair value of our Notes was approximately $162.0 million as of December 31, 2008 based on the quoted market price. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our Notes by approximately $3.3 million.

        Also, in July 2008, we entered into new $650.0 million senior secured credit facilities consisting of a $100.0 million Term Loan A with a maturity of five years, a $350.0 million Term Loan B with a maturity of six years and a $200.0 million revolving credit facility (the "Revolver") with a maturity of five years. The interest rate per annum applicable to loans under the senior secured credit facilities are, at Ticketmaster Entertainment's option, equal to either a base rate or a LIBOR rate plus an applicable margin, which in the case of the Term Loan A and the Revolver will vary with the total leverage ratio of Ticketmaster Entertainment (except that the applicable margin with respect to the Term Loan A and borrowings under the Revolver is fixed at 2.75% per annum for LIBOR loans under Term Loan A and 2.25% per annum for LIBOR loans under the Revolver, and 1.75% per annum for base rate loans under Term Loan A and 1.25% per annum for base rate loans under the Revolver until Ticketmaster Entertainment delivers financial statements for the quarter ending December 31, 2008). The applicable margin for the Term Loan B is 3.25% per annum for LIBOR loans and 2.25% per annum for base rate loans. The base rate means the greater of (i) the prime rate as quoted from time to time by JPMorgan Chase Bank, N.A. or (ii) the Federal Funds rate plus 0.5%. As a result, we may be susceptible to fluctuations in interest rates since we do not hedge the interest rate exposure arising from any borrowings under our senior secured credit facilities. As of December 31, 2008, our outstanding borrowing under the revolving credit facility was $115 million. Assuming a 100 basis point change in the interest rate under our senior secured credit facilities, our annual interest expense would change by approximately $5.7 million.

Foreign Currency Exchange Risk

        Ticketmaster Entertainment conducts business in certain foreign markets, primarily in the European Union and Canada. Ticketmaster Entertainment's primary exposure to foreign currency risk relates to the Company's investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro, British Pound Sterling and Canadian Dollar. However, the exposure is mitigated as Ticketmaster Entertainment has generally reinvested profits from its international operations in order to fund the growth of its international operations including through acquisitions. Ticketmaster Entertainment is also exposed to foreign currency risk related to its assets and liabilities denominated in a currency other than the functional currency.

        As currency exchange rates change, translation of the income statements of Ticketmaster Entertainment's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, Ticketmaster Entertainment has not hedged translation risks because cash flows from international operations have been generally reinvested locally. However, the Company periodically reviews its strategy for hedging transaction risks. The Company's objective in managing its foreign exchange risk is to minimize its potential exposure to the changes that exchange rates might have on the Company's earnings, cash flows and financial position. A hypothetical 10% adverse change in overall foreign currency exchange rates over an entire year would result in a reduction of reported revenue of approximately $45.9 million and a reduction of reported loss before income taxes of approximately $6.7 million. Excluding the impact of impairment charges, a hypothetical 10% adverse change in foreign currency exchange rates would result in a reduction of reported loss before income taxes of approximately $7.6 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction, and actual results may differ materially.

        During the fourth quarter of 2008, Ticketmaster Entertainment's entered into foreign currency forward exchange contracts which were used to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans payable to certain international subsidiaries. As of December 31, 2008, the Company had foreign currency forward exchange contracts outstanding with nominal amounts of AUD 16.5 million. Foreign exchange net gains for the years ended December 31, 2008, 2007 and 2006 were $4.9 million, $1.1 million and $1.2 million, respectively.

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

Item 8.    Consolidated Financial Statements and Supplementary Data

        Our consolidated financial statements and supplementary data are included at the end of this report, beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A(T).    Controls and Procedures

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

        As required by Rule 13a-15(d) under the Exchange Act, we, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, also evaluated whether any changes occurred to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the period covered by this report.

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information regarding directors, executive officers, the Company's Audit Committee and Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2008.

        We have a Code of Business Conduct and Ethics, which is applicable to all of our directors, officers and employees. The Code of Business Conduct and Ethics is available on our Investor Relations Web site (http://investors.ticketmaster.com). We intend to post any amendments to or waivers from our Code of Business Conduct and Ethics applicable to our chief executive officer, principal financial officer or principal accounting officer at this location on our Web site.

Item 11.    Executive Compensation

        Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2008.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2008.

Item 14.    Principal Accountant Fees and Services

        Information for this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2008.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

        (a)(1) Consolidated Financial Statements

        The financial statements listed in the Index to Consolidated Financial Statements on page F-1 are filed as part of this Form 10-K.

        (a)(2) Financial Statement Schedule

        Schedule II—Valuation and Qualifying Accounts

        All other financial statement schedules are either included in the Notes to Consolidated Financial Statements or are omitted because they are not applicable.

        (a)(3) Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of February 10, 2009, by and among Ticketmaster Entertainment Inc., Live Nation, Inc. and, from and after its accession to the Agreement, Merger Sub (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed February 13, 2009)
3.1	Amended and Restated Certificate of Incorporation of Ticketmaster Entertainment, Inc. (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed August 25, 2008)
3.2	Certificate of Ownership and Merger Merging Ticketmaster Merger Corporation into Ticketmaster (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed November 4, 2008)
3.3	Amended and Restated By-laws of Ticketmaster Entertainment (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed August 25, 2008)
4.1	Certificate of Designation for Series A Convertible Preferred Stock of Ticketmaster Entertainment Inc. (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed November 4, 2008)
10.1
Separation and Distribution Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc. (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed August 25, 2008)
10.2
Tax Sharing Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc. (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed August 25, 2008)
10.3
Transition Services Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc. (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed August 25, 2008)
10.4
Employee Matters Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc. (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed August 25, 2008)
10.5
Registration Rights Agreement, dated as of August 20, 2008, among Ticketmaster, Liberty Media Corporation and Liberty USA Holdings, LLC. (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed August 25, 2008)
10.6
Spinco Agreement, dated as of May 13, 2008, between IAC/InterActiveCorp, Liberty Media Corporation, LMC Silver King, Inc., Liberty HSN II, Inc., LMC USA VIII, Inc., LMC USA IX, Inc., LMC USA XI, Inc., LMC USA XII, Inc., LMC USA XIII, Inc., LMC USA XIV, Inc., LMC USA XV, Inc., Liberty Tweety, Inc., BDTV Inc., BDTV II Inc., BDTV III Inc., BDTV IV Inc. and Barry Diller (filed as Exhibit 10.1 to IAC/InterActiveCorp's Current Report on Form 8-K (SEC File No. 0-20570) dated May 16, 2008 and incorporated herein by reference)
10.7
Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, among IAC/InterActiveCorp, Ticketmaster, Liberty Media Corporation and Liberty USA Holdings, LLC. (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed August 25, 2008)
10.8
Employment Agreement between IAC/InterActiveCorp and Sean Moriarty, dated as of August 5, 2008 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on From S-1/A, filed August 8, 2008)†

Exhibit	Description
10.9	Employment Agreement between Ticketmaster L.L.C. and Edward J. Weiss, effective as of January 1, 2008 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form S-1, filed August 1, 2008)†
10.10
Employment Agreement between Ticketmaster L.L.C. and Eric Korman, effective as of April 10, 2006 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)†
10.11
Letter Agreement between Ticketmaster Corporation and Ticketmaster Group Limited Partnership, dated as of July 31, 2006 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)
10.12
Letter Agreement between Ticketmaster Corporation and Ticketmaster Group Limited Partnership, dated as of February 6, 2006 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)
10.13
Letter Agreement between Ticketmaster L.L.C. and Ticketmaster Group Limited Partnership, dated as of October 17, 2005 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)
10.14
Letter Agreement between Ticketmaster L.L.C. and Ticketmaster Group Limited Partnership, dated as of March 21, 2002 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)
10.15
Letter Agreement between Ticketmaster Corporation and Ticketmaster Group Limited Partnership, dated as of February 7, 2001 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)
10.16
Amendment to License Agreement between Ticketmaster Corporation and Ticketmaster Group Limited Partnership, dated as of August 31, 1999 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)
10.17
Letter Agreement between Ticketmaster Corporation and Ticketmaster Group Limited Partnership, dated as of July 28, 1997 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)
10.18
Consent and Agreement between Ticketmaster Corporation and Ticketmaster Group Limited Partnership, dated as of January 5, 1996 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)
10.19
License Agreement between Ticketmaster Corporation and Ticketmaster Group Limited Partnership, dated as of May 23, 1991 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)
10.20	Ticketmaster 2008 Stock and Annual Incentive Plan (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed August 25, 2008)†
10.21
Employment Agreement between Brian Regan and Ticketmaster L.L.C., dated as of May 19, 2008 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)†
10.22	Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form S-1, filed August 1, 2008)†

Exhibit	Description
10.23	Credit Agreement among Ticketmaster, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, The Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, dated as of July 25, 2008 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form S-1/A, filed August 8, 2008)
10.24
Indenture, dated as of July 28, 2008, among Ticketmaster, as Issuer, the Guarantors identified therein, and The Bank of New York Mellon, as Trustee (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form S-1, filed August 1, 2008)
10.25
First Supplemental Indenture, dated as of August 20, 2008, to the Indenture, dated as of July 28, 2008, among Ticketmaster, as Issuer, the Guarantors identified therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed August 25, 2008)
10.26
Agreement and Plan of Merger among Ticketmaster, V.I.P. Merger Sub Inc., The V.I.P. Tour Company, TNSH, LLC, and certain stockholders of The V.I.P. Tour Company, dated January 11, 2008 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form S-1, filed August 1, 2008)
10.27
Stockholder Agreement, dated as of February 10, 2009, by and among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc. (incorporated by reference to Ticketmaster' Entertainment's Form 8-K, filed February 13, 2009)
10.28
Stock Purchase Agreement, dated as of October 22, 2008, by and among FLMG Holdings Corp., MM Investment Inc. and WMG Church Street Limited (incorporated by reference to Ticketmaster Entertainment's Form 8-K filed October 28, 2008)
10.29
Employment Agreement, dated as of October 22, 2008, by and among Irving Azoff, Ticketmaster Entertainment Inc., and for certain purposes, the Azoff Family Trust of 1997 (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed November 4, 2008)†
10.30
Employment Agreement, dated as of May 11, 2007, by and between Front Line Management Group, Inc. and Irving Azoff (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed November 4, 2008)†
10.31
Restricted Stock Award Agreement, dated as of June 8, 2007, by and between Front Line Management Group, Inc. and Irving Azoff (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed November 4, 2008)†
10.32
Amended and Restated Stockholders' Agreement of Front Line Management Group, Inc., dated as of June 9, 2008, by and among Front Line Management Group, Inc., FLMG Holdings Corp., for certain purposes IAC/ InterActiveCorp, The Azoff Family Trust of 1997, MM Investment Inc., WMG Church Street Limited, Madison Square Garden, L.P. and the other parties named therein (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed November 4, 2008)†
10.33
Employment Agreement dated as of December 9, 2004, between Ticketmaster L.L.C. and Chris Riley (incorporated by reference to Ticketmaster Entertainment's Form 10-Q for the Quarterly Period ended September 30, 2008)†
10.34
Amendment No. 1 dated as of January 4, 2008, to Employment Agreement between Ticketmaster L.L.C. and Chris Riley (incorporated by reference to Ticketmaster Entertainment's Form 10-Q for the Quarterly Period ended September 30, 2008)†

Exhibit	Description
21.1	Subsidiaries of Ticketmaster Entertainment, Inc.
31.1	CEO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Reflects management contracts and management and director compensatory plans

Unless otherwise noted, exhibits are filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICKETMASTER ENTERTAINMENT, INC.
(Registrant)
Date: March 31, 2009	By:	/s/ IRVING L. AZOFF Irving L. Azoff Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant on March 30, 2009 in the capacities indicated.

Signature	Title
/s/ IRVING L. AZOFF Irving L. Azoff	Chief Executive Officer & Director (Principal Executive Officer)
/s/ BRIAN REGAN Brian Regan	Executive Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)
/s/ BARRY DILLER Barry Diller	Chairman & Director
/s/ TERRY BARNES Terry Barnes	Director
/s/ MARK CARLETON Mark Carleton	Director
/s/ BRIAN DEEVY Brian Deevy	Director
/s/ JONATHAN DOLGEN Jonathan Dolgen	Director
/s/ DIANE IRVINE Diane Irvine	Director
/s/ CRAIG JACOBSON Craig Jacobson	Director
/s/ VICTOR KAUFMAN Victor Kaufman	Director
/s/ MICHAEL LEITNER Michael Leitner	Director
Jon Miller	Director

TICKETMASTER ENTERTAINMENT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Ticketmaster Entertainment, Inc.

        We have audited the accompanying consolidated balance sheets of Ticketmaster Entertainment, Inc. (the "Company," as described in Note 1) as of December 31, 2008 and 2007, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ticketmaster Entertainment, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ ERNST & YOUNG LLP

Los Angeles, California
March 27, 2009

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Revenue	$1,438,282	$1,221,798	$1,047,380
Interest on funds held for clients	16,243	18,679	15,292

Total revenue	1,454,525	1,240,477	1,062,672
Cost of sales (exclusive of depreciation shown separately below)	927,889	766,538	637,152

Gross profit	526,636	473,939	425,520
Selling and marketing expense	102,631	43,487	20,123
General and administrative expense	190,054	149,478	118,317
Amortization of intangibles	44,109	26,200	27,109
Depreciation	49,894	38,458	35,080
Goodwill impairment	1,094,091	—	—

Operating (loss) income	(954,143)	216,316	224,891
Other income (expense):
Interest (expense) income, net	(25,290)	32,062	33,680
Equity in income of unconsolidated affiliates	2,659	6,301	2,997
Impairment of long-term investments	(12,334)	—	—
Other income	4,914	1,120	982

Total other (expense) income, net	(30,051)	39,483	37,659

(Loss) earnings before income taxes and minority interest	(984,194)	255,799	262,550
Income tax provision	(25,627)	(89,007)	(85,967)
Minority interests in losses of consolidated subsidiaries	4,322	2,559	118

Net (loss) income	$(1,005,499)	$169,351	$176,701

Net (loss) earnings per share available to common stockholders:
Basic and diluted	$(17.84)	$3.01	$3.15
Weighted average number of common and common equivalent stock outstanding:
Basic and diluted	56,353	56,171	56,171

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
	(In thousands, except per share data)
ASSETS
Cash and cash equivalents	$464,618	$568,417
Restricted cash	—	853
Marketable securities	1,495	—
Accounts receivable, client accounts	70,121	99,453
Accounts receivable, trade, net of allowance of $3,662 and $2,346, respectively	46,459	33,979
Deferred income taxes	14,038	5,883
Contract advances	44,927	63,126
Prepaid expenses and other current assets	37,758	21,149

Total current assets	679,416	792,860
Property and equipment, net	111,291	95,122
Goodwill	455,751	1,090,418
Intangible assets, net	330,061	92,325
Long-term investments	17,487	149,295
Other non-current assets	112,561	86,514

TOTAL ASSETS	$1,706,567	$2,306,534

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable, client accounts	$324,164	$413,075
Accounts payable, trade	29,251	14,698
Accrued compensation and benefits	39,683	31,171
Deferred revenue	33,244	19,829
Income taxes payable	7,522	1,721
Other accrued expenses and current liabilities	82,435	42,449

Total current liabilities	516,299	522,943
Long term debt	865,000	—
Income taxes payable	1,680	982
Other long-term liabilities	10,286	3,204
Deferred income taxes	67,300	32,416
Minority interests	69,544	7,812
Commitments and contingencies
REDEEMABLE PREFERRED STOCK:
Series A convertible redeemable preferred stock, $0.01 par value, 25,000 authorized, 1,750 non-vested shares issued and outstanding at December 31, 2008 and no shares authorized, issued and outstanding at December 31, 2007	9,888	—
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value, 300,000 shares authorized at December 31, 2008; 57,213 shares issued and outstanding	572	—
Invested capital	—	2,172,497
Additional paid-in capital	1,236,130	—
Receivables from IAC and subsidiaries	—	(474,110)
Accumulated deficit	(1,058,758)	—
Accumulated other comprehensive (loss) income	(11,374)	40,790

Total stockholders' equity	166,570	1,739,177

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$1,706,567	$2,306,534

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

			Stockholders' Equity
	Redeemable Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value
								Receivables from IAC and Subsidiaries	Accumulated Other Comprehensive Income
					Invested Capital	Additional Paid-in Capital	Retained Deficit
	Amount	Shares	Amount	Shares						Total
	(in thousands)
Balance as of December 31, 2005	$—	—	$—	—	$1,681,651	$—	$—	$(329,601)	$995	$1,353,045
Comprehensive income:
Net income for the year ended December 31, 2006	—	—	—	—	176,701	—	—	—	—	176,701
Foreign currency translation	—	—	—	—	—	—	—	—	21,993	21,993

Comprehensive income										198,694
Net transfers from IAC (principally funding for acquisitions reduced by the transfer of an investment to IAC)	—	—	—	—	16,358	—	—	—	—	16,358
Net change in receivables from IAC and subsidiaries	—	—	—	—	—	—	—	(210,260)	—	(210,260)

Balance as of December 31, 2006	$—	—	$—	—	$1,874,710	$—	$—	$(539,861)	$22,988	$1,357,837
Comprehensive income:
Net income for the year ended December 31, 2007	—	—	—	—	169,351	—	—	—	—	169,351
Foreign currency translation	—	—	—	—	—	—	—	—	17,802	17,802

Comprehensive income										187,153
Cumulative effect of adoption of FIN 48	—	—	—	—	1,344	—	—	—	—	1,344
Net transfers from IAC (principally the transfer of an investment to Ticketmaster Entertainment, Inc. and funding for acquisitions)	—	—	—	—	127,092	—	—	—	—	127,092
Net change in receivables from IAC and subsidiaries	—	—	—	—		—	—	65,751	—	65,751

Balance as of December 31, 2007	$—	—	$—	—	$2,172,497	$—	$—	$(474,110)	$40,790	$1,739,177
Comprehensive loss:
Net income prior to the spin-off	—	—	—	—	53,259	—	—	—	—	53,259
Net loss after the spin-off	—	—	—	—	—	—	(1,058,758)	—	—	(1,058,758)
Foreign currency translation	—	—	—	—	—	—	—	—	(52,164)	(52,164)

Comprehensive loss										(1,057,663)
Distributions to and contributions from IAC, net of extinguishment of intercompany amounts	—	—	—	—	(1,012,960)	—	—	474,110	—	(538,850)
Capitalization as a result of the spin-off from IAC	—	—	—	—	(1,212,796)	1,212,796	—	—	—	—
Issuance of common stock at spin-off	—	—	562	56,210	—	(562)	—	—	—	—
Adjustment of deferred RSU liability to fair value	—	—	—	—	—	826	—	—	—	826
Issuance of common stock upon exercise of stock options	—	—	—	3	—	50	—	—	—	50
Stock awards related to Front Line acquisition	—	—	10	1,000	—	13,158	—	—	—	13,168
Redeemable preferred stock	8,848	1,750	—	—	—	(8,848)	—	—	—	(8,848)
Stock-based compensation	1,040	—	—	—	—	18,710	—	—	—	18,710

Balance as of December 31, 2008	$9,888	1,750	$572	57,213	$—	$1,236,130	$(1,058,758)	$—	$(11,374)	$166,570

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,005,499)	$169,351	$176,701
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of intangibles	44,109	26,200	27,109
Depreciation	49,894	38,458	35,080
Goodwill impairment	1,094,091	—	—
Impairment of long-term investments	12,334	—	—
Amortization of debt issuance costs	1,697	—	—
Provision for doubtful accounts	2,409	464	757
Stock-based compensation expense	23,731	12,572	7,839
Deferred income taxes	(32,247)	(11,210)	(10,205)
Equity in income of unconsolidated affiliates, net of dividends	953	1,035	(1,997)
Excess tax benefits from stock-based awards	(55)	(3,029)	(2,738)
Minority interests in losses of consolidated subsidiaries	(4,322)	(2,559)	(118)
Changes in current assets and liabilities, excluding acquisition effects:
Accounts receivable	3,694	(10,878)	(3,415)
Prepaid expenses and other current assets	3,266	(77,559)	(667)
Accounts payable and other current liabilities	4,678	(9,645)	(7,506)
Income taxes payable	12,199	4,110	4,958
Deferred revenue	7,209	2,038	1,974
Funds collected on behalf of clients, net	(23,198)	72,093	2,593
Other, net	245	526	311

Net cash provided by operating activities	195,188	211,967	230,676

Cash flows from investing activities:
Transfers (to) from IAC	(910,088)	64,548	(214,186)
Cash paid for acquisitions, net of cash acquired	(506,602)	(29,423)	(17,844)
Purchases of property and equipment	(50,838)	(47,521)	(39,288)
Purchases of marketable securities	(7,634)	—	(37,841)
Proceeds from sales and maturities of marketable securities	5,043	—	146,708
Cash paid for long-term investments	(5,830)	(630)	(20,638)
Other, net	—	—	(5,977)

Net cash used in investing activities	(1,475,949)	(13,026)	(189,066)

Cash flows from financing activities:
Capital contributions from IAC	405,498	29,423	17,844
Proceeds from the issuance of long-term debt	300,000	—	—
Proceeds from bank borrowings	565,000	—	—
Principal payments on long-term obligations	(2,101)	(2,175)	(21)
Payment of deferred financing costs	(27,169)	—	—
Purchase of minority interest	(764)	—	—
Distributions to minority interest	(7,830)	—	—
Excess tax benefits from equity awards	55	3,029	2,738
Other, net	50	—	—

Net cash provided by financing activities	1,232,739	30,277	20,561
Effect of exchange rate changes on cash and cash equivalents	(55,777)	21,622	17,576

Net (decrease) increase in cash and cash equivalents	(103,799)	250,840	79,747
Cash and cash equivalents at beginning of year	568,417	317,577	237,830

Cash and cash equivalents at end of year	$464,618	$568,417	$317,577

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Company Overview

        Ticketmaster Entertainment Inc., a Delaware corporation, ("Ticketmaster Entertainment," "we," "our," "us" or the "Company") consists of Ticketmaster and Front Line Management Group, Inc. ("Front Line"). Ticketmaster Entertainment operates in 20 global markets, providing ticket sales, ticket resale services, marketing and distribution through www.ticketmaster.com, numerous retail outlets and worldwide call centers. Established in 1976, Ticketmaster Entertainment serves clients worldwide across multiple event categories, providing exclusive ticketing services for leading arenas, stadiums, professional sports franchises and leagues, college sports teams, performing arts venues, museums, and theaters. Ticketmaster Entertainment acquired a controlling interest in Front Line in October 2008. Founded by Irving Azoff and Howard Kaufman in 2004, Front Line is an artist management company.

Spin-off from IAC/InterActiveCorp

        On July 1, 2008, the Board of Directors of IAC/InterActiveCorp ("IAC"), approved a plan to separate IAC into five separate, publicly traded companies via the distribution of all of the outstanding shares of common stock of four wholly-owned subsidiaries, including Ticketmaster Entertainment (the "Spincos").

        On August 20, 2008, IAC distributed to its stockholders all of the outstanding shares of common stock, par value $0.01 per share, of Ticketmaster Entertainment (the "spin-off"). Ticketmaster Entertainment's businesses include the businesses that formerly comprised IAC's Ticketmaster segment (which, at the time of spin-off, included IAC's domestic and international ticketing and ticketing related businesses, subsidiaries and investments, and excluded Ticketmaster Entertainment's Reserve America subsidiary and its investment in Active.com) Ticketmaster Entertainment also includes IAC's minority investment in Front Line. On October 29, 2008, the Company acquired an additional equity interests in Front Line, giving Ticketmaster Entertainment a controlling interest in Front Line. Refer to Note 3—Business Acquisitions.

        Upon completion of the spin-off (and for a short period prior to that, on a "when issued" basis), Ticketmaster Entertainment shares began trading on The Nasdaq Stock Market, Inc. ("NASDAQ") under the symbol "TKTM." In conjunction with the spin-off, Ticketmaster Entertainment completed the following transactions: (1) extinguished all intercompany receivable balances due from IAC and its subsidiaries, which totaled $604.4 million by recording a non-cash distribution to IAC, (2) recapitalized the invested equity balance with common stock, whereby holders of IAC stock received one fifth of a share of Ticketmaster Entertainment common stock for each share of common and class B common stock IAC held as described in our Post Effective Amendment No. 1 to Form S-1 (Commission File Number 333-152702) filed with the Securities and Exchange Commission ("SEC") on August 20, 2008, and (3) distributed $752.9 million in cash to IAC in connection with Ticketmaster Entertainment's separation from IAC, which included the net proceeds of $723.6 million from our financings through a combination of privately issued debt securities and bank borrowings. Refer to Note 9—Long Term Debt.

Basis of Presentation

        These consolidated financial statements present our results of operations, financial position, redeemable preferred stock and stockholders' equity, comprehensive income, and cash flows, on a combined basis through the spin-off on August 20, 2008, and on a consolidated basis thereafter. Our

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

pre spin-off financial statements were prepared on a combined basis, rather than a consolidated basis because they excluded Reserve America and the investment in Active.com that were owned, and included the investment in Front Line that was not owned by Ticketmaster Entertainment prior to the spin-off by legal entities that comprise Ticketmaster Entertainment businesses.

        Ticketmaster Entertainment's investment in Front Line was consolidated beginning October 29, 2008, when the Company increased its ownership interest from 39.4% to 82.3%. Prior to October 29, 2008, the investment in Front Line was accounted for using the equity method of accounting. The ownership of Reserve America and the investment in Active.com were retained by IAC after the spin-off. These consolidated financial statements present IAC's and its subsidiaries net investment in the Ticketmaster Entertainment businesses as invested capital in lieu of stockholders' equity. Intercompany transactions and accounts have been eliminated.

        We prepared the consolidated financial statements from the historical results of operations and historical basis of the assets and liabilities of Ticketmaster Entertainment with the exception of income taxes. We computed income taxes using our stand-alone tax rate. Our income tax payable as well as deferred tax assets and liabilities represent the estimated impact of filing a consolidated income tax return with IAC through the spin-off, and filing a stand-alone consolidated income tax return thereafter.

        Until the spin-off, we recorded expense allocations from IAC, which consisted of certain IAC general corporate overhead expenses, based on the ratio of our revenue as a percentage of IAC's total revenue. The general corporate overhead allocations primarily included expenses relating to accounting, treasury, legal, tax, corporate support, human resource functions and internal audit. Since the spin-off, we have been performing these functions using our own resources or purchased services, including services purchased from IAC pursuant to the transitional services agreement among IAC and Ticketmaster Entertainment.

        The historical financial statements are based on certain assumptions about Ticketmaster Entertainment as a stand-alone company. Our management believes the assumptions underlying the historical consolidated financial statements of Ticketmaster Entertainment are reasonable. However, this financial information does not necessarily reflect what the historical financial position, results of operations and cash flows of Ticketmaster Entertainment would have been if Ticketmaster Entertainment had been a stand-alone company during the periods presented.

Reclassifications

        Certain amounts in the prior years' consolidated financial statements and notes have been revised to conform to the current-year presentation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Ticketmaster Entertainment consolidates all entities that we control by ownership of a majority voting interest as well as certain variable interest entities for which our Company is the primary beneficiary.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We use the equity method to account for our investments for which we have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our Company's proportionate share of the net income or net loss of these companies.

        We use the cost method to account for our investments in companies that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at cost or fair value, as appropriate.

        We eliminate from our financial results all significant intercompany transactions, including the intercompany transactions with variable interest entities and the intercompany portion of transactions with equity method investees.

Revenue Recognition

        We evaluate the recognition of revenue based on the criteria set forth in Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Determining whether some or all of these criteria have been met involves assumptions and judgments, including the evaluation of multiple element arrangements that can have an effect on the timing and amount of revenue the Company reports.

Gross versus Net Revenue Recognition

        The Company reports revenue on a gross or net basis based on management's assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal in a transaction, revenues are reported on a gross basis. In concluding on whether or not the Company acts as a principal or an agent, the guidance set forth by the Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent ("EITF 99-19") is followed. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company has the substantial risks and rewards of ownership under the terms of an arrangement.

Ticketing

        Revenue, which primarily consists of convenience and order processing fees from ticketing operations, is recognized as tickets are sold, and is recorded on a net basis (net of the face value of the ticket) as Ticketmaster Entertainment acts as an agent in these transactions. Interest income is earned on funds that are collected from ticket purchasers and invested until remittance to the applicable clients. As the process of collecting, holding and remitting these funds is a critical component of providing service to these clients, the interest earned on these funds is included in revenue. For the years ended December 31, 2008, 2007 and 2006, $16.2 million, $18.7 million and $15.3 million, respectively, of interest income is included in revenue. Sales taxes collected are not included in revenue.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Artist Services

        Front Line secures work for the clients it represents, for which it receives a commission. Generally, commissions are payable by clients upon their receipt of payments for performance of services or upon the delivery or use of materials which they created. Revenue is recognized in the month of the artist event. Contingent commissions, such as those based on profits or gross receipts, are recorded upon determination of the amounts. Revenue is not recognized before persuasive evidence of an arrangement exists, services have been rendered, the amount to be received is fixed or determinable, and collectability is reasonably assured.

        Front Line also earns revenue from the sales of entertainment packages to consumers in connection with live performances. Entertainment packages are sold and cash is received from consumers in advance of the event. Revenue and related expenses incurred are deferred until the event occurs. In addition, Front Line sells merchandise associated with musical artists at live musical performances, to retailers, and directly to consumers via a website. For retail and internet sales, revenue is recognized upon shipment of the merchandise. Touring revenue, including the sale of merchandise, is recognized in the month of the event.

Cost of Sales (exclusive of depreciation)

        In our Ticketing segment, costs associated with processing and delivering ticketing orders to customers are recorded as cost of sales. In our Artist Services segment, merchandise inventory, related shipping costs and costs associated with VIP ticket packages are recorded as cost of sales.

Cash and Cash Equivalents

        Cash and cash equivalents include cash, money market instruments and time deposits with maturities of less than 91 days. Cash and cash equivalents include $254.0 million and $313.6 million at December 31, 2008 and 2007, respectively, of collected proceeds relating to the face value of the tickets, which are payable to clients and reflected as accounts payable, client accounts. Cash and cash equivalents held in international territories totaled $301.3 million and $358.2 million at December 31, 2008 and 2007, respectively.

Restricted Cash

        There was no restricted cash at December 31, 2008. Restricted cash at December 31, 2007 represents amounts held in escrow by the Company's international operations in Spain.

Marketable Securities

        At times, Ticketmaster Entertainment invests in marketable securities and accounts for them in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities totaled approximately $1.5 million at December 31, 2008. The Company did not hold any marketable securities at December 31, 2007. Ticketmaster Entertainment only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. Marketable securities are, when held, classified as available-for-sale and reported at fair value based on quoted market prices.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

        Accounts receivable, client accounts are due principally from ticketing outlets and credit card processors and represent the face value of tickets sold plus convenience and order processing fees, generally net of outlet commissions.

        Accounts receivable, trade include amounts relating to artist management, merchandising, advertising, and software licensing sales and are stated at amounts due, net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Ticketmaster Entertainment determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due, Ticketmaster Entertainment's previous loss history, the specific customer's current ability to pay its obligation to Ticketmaster Entertainment and the condition of the general economy and the customer's industry. Ticketmaster Entertainment writes off accounts receivable when they become uncollectible.

Inventories

        Inventories are valued at lower of cost or net realizable market value. Cost is determined using the first-in, first-out method. At December 31, 2008, Front Line merchandise inventory of $1.8 million was included in prepaid expenses and other current assets.

Property and Equipment

        Property and equipment, including significant improvements, are recorded at cost. Any gains or losses on dispositions are included in operations.

        Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives.

Asset Category	Depreciation Period
Computer equipment and capitalized software	1 to 5 Years
Furniture and other equipment	5 to 7 Years
Buildings and leasehold improvements	3 to 40 Years

        Leasehold improvements are amortized using the straight-line method over the shorter of the economic useful life or the remaining lease term. Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and improvements are capitalized.

        In accordance with American Institute of Certified Public Accountants' Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, Ticketmaster Entertainment capitalizes certain qualified costs incurred in connection with the development of internal use software. Capitalization of internal use software costs begins when the preliminary project stage is completed, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized internal use software is depreciated on a straight-line basis over the estimated useful life of the software, not to exceed three years. Capitalized internal software costs, net of accumulated depreciation, totaled $33.9 million and

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$26.7 million at December 31, 2008 and 2007, respectively, and are included in "Property and equipment, net" in the accompanying consolidated balance sheets.

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill represents the excess purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired. Indefinite-lived intangible assets acquired in business combination are initially recorded at management's estimate of their fair values. The Company accounts for goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, which among other things, addresses, financial accounting and reporting requirements for acquired goodwill and indefinite-lived intangible assets. SFAS No. 142 prohibits the amortization of goodwill and requires the Company to test goodwill and indefinite-lived intangible assets for impairment at least annually at the reporting unit level. The Company has identified two reporting units in the Ticketing segment (ticketing and Echo Music) and three reporting units in the Artist Services segment (artist management, VIP ticketing and merchandising).

        Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determined the fair value of a reporting unit using the income approach which measures the value of an asset or equity interest in a business by analyzing the present worth of the economic benefits utilizing a discounted cash flow ("DCF") analysis. In addition, when a DCF analysis is used as the primary method for determining fair value, the Company assesses the reasonableness of its determined fair values by reference to the Company's market capitalization which is determined by taking a representative average of the closing stock price immediately prior to the testing date multiplied by the number of shares outstanding as well as other market considerations.

        If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its goodwill carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

        The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In our case, the Ticketmaster trade name is the only intangible asset not subject to amortization. The estimates of fair value of the trade name was determined using the "relief from royalty" DCF valuation analysis. The "relief from royalty" method is based on the principle that ownership of the trade name relieves Ticketmaster Entertainment from having to pay an arms length

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

royalty to a third party for the right to use the name. The method applies a cost savings approach, or "relief from royalty" to calculate the value of the trade name.

        In accordance with SFAS No. 142, Ticketmaster Entertainment tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires the testing of goodwill for impairment be performed at a level referred to as a reporting unit. The Company did not perform impairment tests for the reporting units in the Artist Services segment given the proximity of the controlling interest acquisition to the impairment testing date. In addition, the fair values determined as part of the step-up purchase accounting indicated no impairment of historical-cost goodwill. Refer to Note 3—Business Acquisitions for discussion of purchase accounting.

        Based on the analysis performed, it was also determined that the indefinite-lived intangible asset, the Ticketmaster Entertainment trade name, was not impaired at the most recent testing date. There was no goodwill or indefinite-lived intangible asset impairment recorded for the years ended December 31, 2007 and 2006. Refer to Note 4—Goodwill and Indefinite-Lived Assets.

Long-Lived Assets and Intangible Assets with Definite Lives

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), long-lived assets, including property and equipment and intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Amortization of definite lived intangible assets is recorded either on a straight-line basis or an accelerated basis over their estimated lives.

Long-Term Investments

        Ticketmaster Entertainment applies the provisions of Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock, for accounting for its investments in common stock. Investments in which Ticketmaster Entertainment has the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the equity method. Investments in which Ticketmaster Entertainment does not have the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the cost method. Ticketmaster Entertainment evaluates each equity and cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If Ticketmaster Entertainment has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.

        As of December 31, 2008, Ticketmaster Entertainment determined that the equity investments in Beijing Gehua Ticketmaster Ticketing Co., Ltd. ("Beijing Gehua") and Evolution Artists, Inc. ("iLike.com") had suffered "other than temporary" impairment losses after giving consideration to, among other things, the decline in market value of the investments and the expectation of non-recovery of these investments beyond their current market values. Accordingly, the Company recorded an "other

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

than temporary" impairment loss of $6.5 million and $5.8 million for Beijing Gehua and iLike.com, respectively, to reduce such investments to their aggregate fair value. Refer to Note 13—Equity Investments in Unconsolidated Affiliates for discussion related to investments accounted for under the equity method.

        Investments accounted for under the cost method are included in "Long-term investments" in the accompanying consolidated balance sheets and had a carrying value of approximately $4.5 million and $4.1 million as of December 31, 2008 and 2007, respectively.

Contract Advances

        Contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to Ticketmaster Entertainment's clients pursuant to ticketing agreements that provide for the client's participation in the convenience charges and/or order processing fees. Recoupable contract advances are generally recoupable against future royalties earned by the clients based on the contract terms over the life of the contract (generally 3 to 7 years). Non-recoupable contract advances are fixed additional incentives which are normally amortized over the life of the contract on a straight-line basis (generally 3 to 7 years). Recoupment of contract advances and amortization of non-recoupable contract advances are included in cost of sales in the accompanying Consolidated Statements of Operations.

Accounts Payable, Client Accounts

        Accounts payable, client accounts consist of contractual amounts due to clients for tickets sold on behalf of the organizations that sponsor events and ticketing royalties, which arise from the clients' share of convenience and order processing charges.

Deferred Revenue

        Deferred revenue primarily consists of unredeemed gift cards issued by the Company. Upon the purchase of a gift card, deferred revenue is established for the cash value of the gift card. Deferred revenue is relieved and net revenue is recorded upon redemption by the customer or the expiration of the gift card, if applicable. Over time, some portion of the gift cards issued without expiration dates are not redeemed. This amount is recorded as revenue when it can be determined that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions. We determine the probability of the gift cards being redeemed to be remote based on historical gift card redemption patterns. Income from gift card revenue, net of any amounts subject to escheat laws, is included in revenue in the accompanying Consolidated Statements of Operations.

Advertising

        Advertising costs are charged to expense in the period incurred and represent both offline costs, including sports sponsorships and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising expense was $70.2 million, $21.6 million and $6.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

        Research and development costs, which relate primarily to software development, are charged to operations as incurred. Based on Ticketmaster Entertainment's development process, technological feasibility is established upon completion of a working model. Costs incurred prior to the completion of a working model are expensed as incurred. Costs incurred subsequent to the completion of a working model and the point at which the software is ready for general release are capitalized. Research and development costs were $34.5 million, $21.4 million and $20.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Income Taxes

        Ticketmaster Entertainment accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. Ticketmaster Entertainment records interest on potential tax contingencies as a component of income tax expense and records interest net of any applicable related income tax benefit.

        Effective January 1, 2007, Ticketmaster Entertainment adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 1 ("FIN 48"). As a result of the adoption of FIN 48, Ticketmaster Entertainment recognizes liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

Foreign Currency Translation and Transaction Gains and Losses

        The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive income, a separate component of stockholders' equity. Accumulated other comprehensive income is solely related to foreign currency translation. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the Consolidated Statements of Operations. Foreign currency transaction net gains for the years ended December 31, 2008, 2007 and 2006 were $4.9 million, $1.1 million and $1.2 million, respectively, and are included in other income in the accompanying Consolidated Statements of Operations.

        During the fourth quarter of 2008, Ticketmaster Entertainment entered into foreign currency forward exchange contracts to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans payable to certain international subsidiaries. As of December 31, 2008,

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the Company had foreign currency forward exchange contracts outstanding with nominal amounts of AUD 16.5 million. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short term intercompany loans. The change in fair value of these instruments from date of purchase through December 31, 2008 was a loss of $0.5 million. At December 31, 2007, the Company had no outstanding foreign currency contracts.

Debt Issuance Costs

        Debt issuance costs are deferred and amortized to interest expense over the terms of debt or, when the debt can be redeemed at the option of the holders, over the term of the redemption option. The Company utilizes the effective interest method to amortize debt issuance costs.

Stock-Based Compensation

        On January 1, 2006, Ticketmaster Entertainment adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and restricted stock units ("RSUs") based on the grant-date fair values of the awards.

        The Company adopted SFAS No. 123R using the modified prospective transition method, and the Company's consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 reflect the impact of SFAS No. 123R. Stock-based compensation recognized under SFAS No. 123R for the years ended December 31, 2008, 2007 and 2006 was $23.7 million, $12.6 million and $7.8 million, respectively, which was primarily related to RSUs and stock options. There was no impact to the amount of stock-based compensation recorded in the Consolidated Statements of Operations for the year ended December 31, 2006 as a result of adopting SFAS No. 123R. Ticketmaster Entertainment has been recognizing expense for all stock-based grants since it became wholly owned by IAC on January 17, 2003, in accordance with SFAS No. 123.

        SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The Company uses the Black-Scholes option-pricing model for valuing share-based payment awards. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's Consolidated Statements of Operations.

        SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to calculate the amount of share-based payment awards ultimately expected to vest. The forfeiture rate is based on historical rates. As stock-based compensation recognized in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 is based on equity awards ultimately expected to vest, it has been reduced for estimated forfeitures.

Business Combinations

        All of the Company's acquisitions have been accounted for as purchase business combinations in accordance with the provisions of SFAS No. 141, Business Combinations ("SFAS No. 141"). Under the purchase method of accounting, the costs, including transaction costs, are allocated to the underlying

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

net assets acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

        Definite-lived identifiable intangible assets, which are determined in purchase accounting, are amortized on either a straight-line basis or an accelerated basis based on management's estimates of expected cash flows from related assets. The Company determines the appropriate amortization method by performing an analysis of expected cash flows over the estimated useful lives of the assets and matches the amortization expense to the expected cash flows from those assets.

        In order to determine the fair value of certain assets and liabilities acquired, the Company may obtain appraisals from valuation specialists for certain intangible assets. While there are a number of different methods used in estimating the fair value of acquired intangible assets, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; terminal growth rate; subscriber churn; terminal value; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to market comparables. Most of the above assumptions are made based on available historical and market information.

Net Income (Loss) Per Share

        Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, net of shares subject to repurchase rights, and excludes any dilutive effects of options or warrants, Restricted Stock, RSUs, and convertible securities, if any. Diluted net income (loss) per share is computed using the weighted-average number of common stock and common stock equivalent shares outstanding (including the effect of restricted stock) during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Legal Contingencies

        The Company is currently involved in certain legal proceedings. The Company records liabilities related to pending litigation when an unfavorable outcome is probable and management can reasonably estimate the amount of loss. The Company does not record liabilities for pending litigation when there are uncertainties related to assessing either the amount or the probable outcome of the claims asserted in the litigation. As additional information becomes available, the Company continually assesses the potential liability related to such pending litigation.

Operating Leases

        The Company leases office space, data centers and certain office equipment under operating lease agreements with original lease periods of up to 10 years. Certain of the lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the Company, comprehensive income (loss) primarily consists of its reported net income (loss) and foreign currency translation.

Segments

        The Company complies with the reporting requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. After the October 29, 2008 acquisition of a controlling interest in Front Line, based upon changes in the internal management structure and how the chief operating decision maker and executive management viewed the business, the Company began reporting two segments: Ticketing and Artist Services.

Accounting Estimates

        Ticketmaster Entertainment's management is required to make certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

        Significant estimates underlying the accompanying consolidated financial statements include, but are not limited to: the recoverability of contract advances; the recoverability of long-lived assets; the recovery of goodwill and intangible assets; the determination of income taxes payable and deferred income taxes, including related valuation allowances; and assumptions related to the determination of stock-based compensation.

Certain Risks and Concentrations

        Ticketmaster Entertainment's business is subject to certain risks and concentrations including dependence on third party technology providers, exposure to risks associated with online commerce security and credit card fraud.

        Financial instruments, which potentially subject Ticketmaster Entertainment to concentration of credit risk, consist primarily of cash and cash equivalents. Cash and cash equivalents are maintained with quality financial institutions of high credit and cash held in the U.S. is in excess of Federal Deposit Insurance Corporation insurance limits.

        The Company has one customer, Live Nation, Inc. ("Live Nation") (including its subsidiary House of Blues) that comprises more than 10% of total revenue. Refer to Note 7—Segment Information.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities

        In December 2008, the FASB issued FASB Staff Position ("FSP") FAS No.140-4 and FIN 46(R)-8, Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS No. 140-4" and "FIN 46(R)-8"). FSP FAS No. 140-4 and FIN 46(R)-8 require additional disclosures about an entity's involvement with variable interest entities and transfers of financial assets. FSP FAS No. 140-4 and. FIN 46(R)-8 are effective for the first reporting period ending after December 15, 2008. Ticketmaster Entertainment adopted FSP FAS No. 140-4 and FIN 46(R)-8 effective January 1, 2009 and the standard did not have a material impact on the Company's consolidated financial statements.

Equity Method Investment Accounting Considerations

        In November 2008, the FASB ratified the EITF consensus on Issue No. 08-6, Equity Method Investment Accounting Considerations ("EITF 08-6") which addresses certain effects of SFAS Nos. 141R and 160 on an entity's accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor's ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. EITF 08-6 was effective for the Company beginning January 1, 2009 on a prospective basis and the Company is currently evaluating the impact of EITF 08-6 on its consolidated financial statements.

Accounting for Defensive Intangible Assets

        In November 2008, the FASB ratified the EITF consensus on Issue No. 08-7, Accounting for Defensive Intangible Assets ("EITF 08-7"). EITF 08-7 addresses the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under EITF 08-7, a defensive intangible asset would need to be accounted for as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. EITF 08-7 was effective for the Company beginning January 1, 2009 on a prospective basis and is currently evaluating the impact of EITF 08-7 on its consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

        In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP No. EITF 03-6-1"). FSP No. EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the calculation of basic EPS. The provisions of FSP EITF 03-6-1 were effective for the Company beginning January 1, 2009, and in 2009, will be applied retroactively to all prior period earnings per share computations. The Company is currently evaluating the impact of the adoption of FSP EITF 03-6-1 on its earnings per share amounts.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP No. FAS 142-3"). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. FAS 142-3 was effective for the Company beginning January 1, 2009 on a prospective basis and we are currently evaluating the impact of FSP No. FAS 142-3 on our consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosures on an entity's derivative and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 encourages, but does not require, presenting disclosures for earlier periods for comparative purposes at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. The Company adopted SFAS No. 161 on January 1, 2009. Because SFAS No. 161 amends only the disclosure requirements for derivative instruments and hedged items, the adoption of SFAS No. 161 is not anticipated to have a material impact on the Company's consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("SFAS No. 160") which changes the accounting and reporting for minority interests. Noncontrolling (minority) interests will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 will be applied prospectively, except as it relates to disclosures, for which the effects will be applied retrospectively for all periods presented. Early adoption is not permitted. The Company is currently evaluating the impact but does not expect the initial application of SFAS No. 160 to have a material impact on its consolidated financial statements.

Business Combinations

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"), which replaces SFAS No. 141. SFAS No. 141R establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. SFAS No. 141R requires (i) recognition of 100% of the fair values of acquired assets, including

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be fair valued at acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post combination costs. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. SFAS No. 141R requires prospective application for all acquisitions after the adoption date. The Company expects SFAS No. 141R to have an impact on how acquisitions are reflected in the consolidated financial statements when effective, but the timing, nature and magnitude of the specific effects will depend on the nature, terms and size of any acquisitions that the Company consummates after the effective date. As of December 31, 2008, approximately $0.6 million of transaction costs related to deals not consummated were capitalized and included in prepaid expense and other current assets. These costs will be expensed during 2009.

        Additionally, for business combinations in which the acquisition date is prior to the effective date of SFAS No. 141R, the acquirer is required to apply the requirements of SFAS No. 109, Income Taxes, as amended by SFAS No. 141R, prospectively. After the effective date of SFAS No. 141R, changes in the valuation allowance for acquired deferred tax assets and dispositions of uncertain income tax positions must be recognized as an adjustment to income tax expense, rather than through goodwill. The impact of the adoption of SFAS No. 141R on the Company's consolidated financial statements will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

NOTE 3—BUSINESS ACQUISITIONS

        Business acquisitions completed by Ticketmaster Entertainment during 2008 are described below.

Front Line Management Group, Inc.

        On October 29, 2008, the Company acquired additional equity interests in Front Line, a portion of which was acquired from Warner Music Group for $123.0 million. The remaining equity interests were acquired in a transaction that, for accounting purposes, was treated as an exchange by a trust controlled by Mr. Azoff of certain Front Line equity awards for certain Ticketmaster Entertainment equity awards. The Company acquired additional ownership interests of 42.9% in the aggregate, resulting in a controlling interest in Front Line of 82.3% (approximately 74% on a diluted basis). See Note 11—Redeemable Preferred Stock and Stockholders' Equity for further information regarding the exchange of equity awards. The acquisition was accounted for as a step-acquisition under the purchase method of accounting in accordance with SFAS No. 141, as prior to this transaction the Company owned 39.4% of Front Line. The primary reasons for the acquisition were to diversify revenue and cash flow streams, expand business opportunities and capitalize on strategic opportunities.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS ACQUISITIONS (Continued)

        The Company believed that certain of these primary factors supported the amount of goodwill recorded as a result of the purchase price paid for Front Line, in relation to other acquired tangible and intangible assets.

        The total cost of the Front Line step-acquisition was approximately $138.0 million, including expenses incurred in connection with the transaction. The following table summarizes the components of the purchase price (in thousands):

Cash consideration	$123,000
Fair value of exchanged equity awards	13,168
Transaction costs	1,816

Total	$137,984

        The fair value of exchanged equity awards was valued based on the average of the Company's closing stock price for the period from two days prior to through two days after the announcement date.

        To fund the cash portion of the Front Line acquisition, the Company used cash on hand and $100 million borrowed under the Revolver, as defined in Note 9—Long Term Debt.

        The purchase price for the acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of October 29, 2008. The Company believes that the fair values assigned to the assets acquired and the liabilities assumed were based on reasonable

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS ACQUISITIONS (Continued)

assumptions. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the step-acquisition (in thousands):

Description	Estimated Fair Value	Weighted-Average Amortization Period
Net liabilities assumed:
Cash and cash equivalents	$18,058
Accounts receivables, net	6,740
Other current assets	2,441
Property and equipment	716
Other non-current assets	557
Accounts payable	(5,147)
Accrued liabilities	(4,992)
Income taxes payable	(3,638)
Deferred revenue	(1,684)
Other liabilities	(6,487)
Deferred tax liability	(15,561)
Minority interests	(17,604)

Total net liabilities assumed	(26,601)

Intangible assets acquired:
Artist relationships	54,871	6.0 years
Customer relationships	13,685	4.4 years
Non-compete agreements	5,090	3.8 years

Total intangible assets acquired	73,646	5.4 years

Goodwill	90,939

Total purchase price	$137,984

        The goodwill recorded in connection with this transaction has been included in the Artist Services segment and is not deductible for federal income tax purposes. The Company's fair value estimates for the purchase price allocation may change during the allowable allocation period if additional information becomes available. However, the Company does not currently expect any further material changes to the purchase price allocation.

        The results of Front Line's operations have been included in the Company's consolidated financial statements since October 29, 2008. The following unaudited pro forma information assumes the Front Line acquisition occurred at January 1, 2008 and 2007 (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007
	(unaudited)
Revenues	$1,609,854	$1,384,909
Net (loss) income	$(1,006,438)	$161,138
Basic and diluted net (loss) income per share	$(17.86)	$2.87

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS ACQUISITIONS (Continued)

        The unaudited pro forma information is presented for illustrative purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually been attained had the operations been combined during the periods presented.

        Certain prior acquisitions made by Front Line include contingent additional consideration if and when certain financial targets, as defined in each applicable acquisition agreement, are achieved. Based on the acquisitions' current performance, management estimates potential contingent additional consideration of $8.0 million will be paid within the next two years.

The V.I.P. Tour Company ("TicketsNow")

        On February 24, 2008, the Company acquired 100% of the outstanding common shares of TicketsNow, a leading resale on-line provider of tickets for live sporting and entertainment events. The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141. The primary reasons for the acquisition were to increase Ticketmaster Entertainment's presence in the resale ticketing market and to grow our business by providing consumers with expanded buying options.

        The Company believes that these factors supported the amount of goodwill recorded as a result of the purchase price paid for TicketsNow, in relation to other acquired tangible and intangible assets.

        The total cost of the TicketsNow acquisition was approximately $279.4 million, including expenses incurred in connection with the transaction. The cash consideration for the TicketsNow acquisition was funded through cash on hand at IAC and the Company. The following table summarizes the components of the purchase price (in thousands):

Cash consideration	$278,009
Transaction costs	1,427

Total	$279,436

        The purchase price for the acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company believes that the fair values assigned to the assets acquired and the liabilities assumed were based on reasonable

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS ACQUISITIONS (Continued)

assumptions. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Description	Estimated Fair Value	Weighted-Average Amortization Period
Net liabilities assumed:
Cash and cash equivalents	$21,030
Accounts receivables, net	3,843
Prepaid taxes	9,578
Other current assets	1,916
Property and equipment	7,985
Other assets	51
Accounts payable	(6,394)
Accrued liabilities	(8,437)
Deferred tax liabilities, net	(38,774)
Other liabilities	(642)

Total net liabilities assumed	(9,844)

Intangible assets acquired:
Broker relationships	63,800	12.0 years
Trademarks and trade names	21,000	10.0 years
Technology	18,200	3.4 years
Customer relationships	7,000	3.0 years
Non-compete agreements	1,000	3.0 years

Total intangible assets acquired	111,000	9.6 years

Goodwill	178,280

Total purchase price	$279,436

        The goodwill has been included in the Ticketing segment and is not deductible for federal income tax purposes. The purchase price allocation for the acquisition is considered final and the Company does not currently expect any further material changes to the purchase price allocation.

        The results of TicketsNow's operations have been included in the Company's consolidated financial statements since February 24, 2008. The following unaudited pro forma information assumes the TicketsNow acquisition occurred at January 1, 2008 and 2007 (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007
	(unaudited)
Revenues	$1,465,194	$1,313,113
Net (loss) income	$(1,009,055)	$164,714
Basic and diluted net (loss) income per share	$(17.91)	$2.93

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS ACQUISITIONS (Continued)

        The unaudited pro forma information is presented for illustrative purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually been attained had the operations been combined during the periods presented.

Additional acquisitions completed during 2008

        In 2008, the Company also acquired the following three entities for a total cost of $151.6 million, which was paid primarily in cash:

  •
  Paciolan, Inc., based in Irvine, California, is a leading ticketing services and software provider that offers ticketing, fundraising and marketing technology solutions for clients across North America.

  •
  GET ME IN! Ltd., based in London, England, is a leading independent web-based marketplace for music, sport, theatre and other live entertainment event tickets in Europe.

  •
  SLO Limited, Inc, based in San Francisco, California, is a leading provider of VIP ticketing services for concerts and special events; providing premium seats on behalf of its touring and event clients, creating ticket and travel packages, and hosts on-site experiences.

        Goodwill recognized in these transactions amounted to $100.6 million, which has been included in the Ticketing segment and is not deductible for federal income tax purposes.

NOTE 4—GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

        The balance of goodwill and indefinite-lived intangible assets, net is as follows (in thousands):

	December 31,
	2008	2007
Goodwill	$455,751	$1,090,418
Indefinite-lived intangible asset, trade name	62,585	62,560

Total goodwill and indefinite-lived intangible asset, net	$518,336	$1,152,978

        The following tables present the balance of goodwill, including the changes in carrying amount of goodwill, for the years ended December 31, 2008 and 2007 (in thousands):

Balance as of January 1, 2008	Additions	Goodwill Impairment	Foreign Exchange Translation	Balance as of December 31, 2008
$1,090,418	$479,150	$(1,094,091)	$(19,726)	$455,751

        For the Ticketing segment, additions principally related to the acquisitions of TicketsNow, Paciolan, and GET ME IN! The aggregate purchase price for these acquisitions totaled approximately $428 million with approximately $151.6 million of intangible assets and $282.1 million of goodwill identified. An additional $194.9 million of goodwill was recorded as a result of the acquisition of a controlling interest in Front Line which included $147.4 million in historical basis and $47.5 million resulting from the excess of the purchase price over fair value of identified assets for the stepped-up portion of the acquisition. The purchase price allocation for the Front Line acquisition is preliminary and subject to adjustment during the allocation period, which is not expected to last beyond one year

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS (Continued)

from the date of purchase, and as such, the goodwill may change. Purchase price allocations for the remaining acquisitions are considered final.

Balance as of January 1, 2007	Additions	(Deductions)	Foreign Exchange Translation	Balance as of December 31, 2007
$1,051,732	$35,732	$(5,899)	$8,853	$1,090,418

        Additions principally relate to acquisitions. Deductions principally relate to the establishment of a deferred tax asset related to acquired tax attributes.

Impairment of Goodwill and Indefinite-Lived Assets

        As a result of our annual impairment test, the Company recorded a non-cash charge of $1.1 billion, representing $1.08 billion in the ticketing reporting unit and $0.02 billion in the Echo Music reporting unit. Subsequent to the impairment, $260.9 million of goodwill continues to be included in the ticketing reporting unit and all goodwill has been written-off in the Echo Music reporting unit.

        The Company believes the factors which led to the impairment include the decline in the global economy and the Company's stock price. In determining the impairment charge, the Company used certain DCF analyses. The analyses included seven years of projected cash flows with forecasted sales growth rates ranging from -5.7% to 12.5% with a terminal growth rate of 3%. The discount rates used in the DCF analyses for the step one tests were 12% with a 9% rate for the terminal value. The Company also considered the market approach which evaluates market transactions involving similarly situated companies, however it was not considered meaningful in the final evaluation because of the lack of comparability between the reporting units and guideline public companies. In addition, the Company assessed the reasonableness of its determined fair values by reference to the Company's market capitalization and determined that the implied control premium was reasonable.

        Following the annual impairment testing date, the Company's stock price experienced a decline of over 40%. This significant decline in market capitalization together with the significant decline in the global economy and lower fourth quarter ticketing results led management to the conclusion that a triggering event had occurred under SFAS 142 which caused the Company to perform a step one test for the ticketing reporting unit at December 31, 2008.

        At December 31, 2008, the Company updated its DCF analysis for the ticketing reporting unit and increased the discount rate utilized from 12% to 15.5% and the terminal growth rate from 9% to 12.5% based on increased risk due to current economic volatility experienced during the 4th quarter of 2008. The fair value utilizing the DCF model was determined to be reasonable when compared to the market capitalization at the end of the year plus a reasonable control premium. Because the fair value of the assets exceeded the carrying value, there was no indication of further impairment, and a step two test was not required.

        As previously noted, the Company had acquired a controlling interest in Front Line following the annual impairment date. The Company considered the assumptions included in the valuation performed at the time of the step-acquisition and did not consider it necessary to perform an interim goodwill impairment test for the artist management, VIP ticketing or merchandising reporting units during the fourth quarter of 2008. The purchase accounting associated with the step-acquisition, further

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS (Continued)

described in Note 3—Business Acquisitions, established fair values for the Artist Services reporting units. The Company believes that the proximity of the transaction to year end supported the valuation made pursuant to the controlling interest acquisition.

        There was no goodwill impairment recorded for the years ended December 31, 2007 and 2006. In addition, the Company's impairment test for the indefinite-lived trademark indicated no impairment for the year ended December 31, 2008.

NOTE 5—LONG-LIVED ASSETS AND INTANGIBLE ASSETS WITH DEFINITE LIVES

        At December 31, 2008, intangible assets with definite lives related to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$157,952	$(151,209)	$6,743	6.1
Broker relationships	64,331	(4,468)	59,863	12.0
Customer relationships	53,086	(8,060)	45,026	7.9
Technology	31,333	(14,494)	16,839	3.5
Distribution agreements	27,333	(23,959)	3,374	6.3
Non-compete agreements	23,968	(12,950)	11,018	4.8
Artist relationships	138,369	(38,720)	99,649	20.0
Trademarks and trade names	24,740	(2,716)	22,024	9.1
Other	3,873	(933)	2,940	10.9

Total	$524,985	$(257,509)	$267,476

        In accordance with SFAS No. 144, long-lived assets, including property and equipment and intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In 2008, the Company identified and recorded an impairment charge of $0.6 million for the write-off of a covenant not to compete related to Ticketmaster Entertainment's ticketing operations in Germany. The intangible asset impairment charge is included in the amortization of intangible assets in the accompanying Consolidated Statements of Operations. There was no definite-lived intangible asset impairment recorded for the years ended December 31, 2007 and 2006.

        Amortization of intangible assets with definite lives is based on the nature of the applicable intangible asset and expected future cash flows derived from the intangible asset. Based on

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—LONG-LIVED ASSETS AND INTANGIBLE ASSETS WITH DEFINITE LIVES (Continued)

December 31, 2008 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2009	$58,614
2010	45,925
2011	32,559
2012	27,039
2013	23,876
2014 and thereafter	79,463

$267,476

        At December 31, 2007, intangible assets with definite lives related to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Purchase agreements	$163,681	$(145,637)	$18,044	6.1
Distribution agreements	28,109	(20,567)	7,542	4.2
Technology	8,587	(8,397)	190	3.9
Non-compete agreements	11,513	(10,193)	1,320	3.3
Other	3,239	(570)	2,669	11.8

Total	$215,129	$(185,364)	$29,765

NOTE 6—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	December 31,
	2008	2007
Computer equipment and capitalized software	$300,331	$260,983
Buildings and leasehold improvements	19,374	14,180
Furniture and other equipment	21,461	18,375
Projects in progress	13,198	10,249
Land	2,058	2,500

	356,422	306,287
Less: accumulated depreciation and amortization	(245,131)	(211,165)

Total property and equipment, net	$111,291	$95,122

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION

        Prior to the acquisition of Front Line, Ticketmaster Entertainment had one operating segment in accordance with the internal management structure and based upon how the chief operating decision maker and executive management viewed the business, its organizational structure and the type of service provided which primarily was online and offline ticketing services. After the October 29, 2008 acquisition of Front Line, based upon changes in the internal management structure and how the chief operating decision maker and executive management viewed the business, the Company began reporting two segments: Ticketing and Artist Services.

        The Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for our services. We sell tickets through a combination of websites, telephone services and ticket outlets.

        The Artist Services segment primarily provides management services to music recording artists in exchange for a commission on the earnings of these artists. Artist Services also sells merchandise associated with musical artists at live musical performances, to retailers, and directly to consumers via a website.

        Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense, equity in losses (earnings) of nonconsolidated affiliates, minority interest in income (losses) of consolidated subsidiaries, and other expense (income)—net and income taxes expense are managed on a total company basis. Corporate expenses primarily include compensation and other employee costs (including stock-based compensation), outside services and professional fees.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Revenue
Ticketing	$1,408,820	$1,240,477	$1,062,672
Artist services	45,705	—	—

Total revenue	$1,454,525	$1,240,477	$1,062,672

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Operating (loss) income:
Ticketing	$(872,083)	$290,070	$279,272
Artist services	7,642	—	—
Corporate and unallocated	(89,702)	(73,754)	(54,381)

Total operating (loss) income	$(954,143)	$216,316	$224,891

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Adjusted Operating income (loss):(a)
Ticketing	$312,949	$356,125	$340,121
Artist services	16,985	—	—
Corporate and unallocated	(72,252)	(62,579)	(45,202)

Total Adjusted operating income	$257,682	$293,546	$294,919

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Capital Expenditures:
Ticketing	$43,821	$41,354	$32,944
Artist services	150	—	—
Corporate and unallocated	6,867	6,167	6,344

Total Capital expenditures	$50,838	$47,521	$39,288

        The following table reconciles Adjusted Operating Income to Operating (loss) income for the Company's reportable segments to net (loss) income available to common stockholders:

	Year ended December 31, 2008
	Adjusted Operating Income(a)	Non-cash compensation expense	Amortization of intangibles	Depreciation expense	Goodwill impairment	Operating (loss) income
	(In thousands)
Ticketing	$312,949	$(7,848)	$(37,103)	$(45,990)	$(1,094,091)	$(872,083)
Artist services	16,985	(2,153)	(7,006)	(184)	—	7,642
Corporate and unallocated	(72,252)	(13,730)	—	(3,720)	—	(89,702)

Total	$257,682	$(23,731)	$(44,109)	$(49,894)	$(1,094,091)	(954,143)

Other expense, net						(30,051)

Loss before income taxes and minority interest						(984,194)
Income tax provision						(25,627)
Minority interests in losses of consolidated subsidiaries						4,322

Net loss available to common stockholders						$(1,005,499)

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	Year ended December 31, 2007
	Adjusted Operating Income(a)	Non-cash compensation expense	Amortization of intangibles	Depreciation expense	Operating (loss) income
	(In thousands)
Ticketing	$356,125	$(4,121)	$(26,200)	$(35,734)	$290,070
Corporate and unallocated	(62,579)	(8,451)	—	(2,724)	(73,754)

Total	$293,546	$(12,572)	$(26,200)	$(38,458)	216,316

Other income, net					39,483

Earnings before income taxes and minority interest					255,799
Income tax provision					(89,007)
Minority interests in losses of consolidated subsidiaries					2,559

Net income available to common stockholders					$169,351

	Year ended December 31, 2006
	Adjusted Operating Income(a)	Non-cash compensation expense	Amortization of intangibles	Depreciation expense	Operating (loss) income
	(In thousands)
Ticketing	$340,121	$(1,300)	$(27,109)	$(32,440)	$279,272
Corporate and unallocated	(45,202)	(6,539)	—	(2,640)	(54,381)

Total	$294,919	$(7,839)	$(27,109)	$(35,080)	224,891

Other income, net					37,659

Earnings before income taxes and minority interest					262,550
Income tax provision					(85,967)
Minority interests in losses of consolidated subsidiaries					118

Net income available to common stockholders					$176,701

(a)
Our primary operating metric for evaluating segment performance is Adjusted Operating Income, which is defined as operating income excluding, if applicable: (1) depreciation expense, (2) non-cash compensation expense, (3) amortization and impairment of intangibles, (4) goodwill or other impairments, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. Ticketmaster Entertainment believes this measure is useful to investors because it represents its consolidated operating results excluding the effects of non-cash expenses. Adjusted Operating Income has certain limitations in that it does not take into account the impact to Ticketmaster Entertainment's statement of operations of certain expenses, including acquisition-related accounting. Ticketmaster Entertainment endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

        The Ticketing segment's largest client, Live Nation (including its subsidiary House of Blues), represented approximately 13%, 17% and 20% of its consolidated revenue for the years ended December 31, 2008, 2007, and 2006, respectively.

        Ticketmaster Entertainment maintains operations in the United States, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories is presented below:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Revenue
United States	$1,001,952	$814,851	$759,339
Canada	102,718	96,852	76,097
United Kingdom	139,826	140,408	104,095
All other countries	210,029	188,366	123,141

Total revenue	$1,454,525	$1,240,477	$1,062,672

	December 31,
	2008	2007
	(In thousands)
Long-lived assets
United States	$851,836	$1,314,617
All other countries	172,894	192,113

Total Long-lived assets	$1,024,730	$1,506,730

        The Company manages its working capital on a consolidated basis. In addition, segment assets are not reported to, or used by, the chief operating decision maker to allocate resources to or assess performance of the segments, and therefore, pursuant to SFAS No. 131, total segment assets have not been disclosed.

NOTE 8—INCOME TAXES

        In all periods presented, current and deferred tax expense has been computed for Ticketmaster Entertainment on a separate return basis. Ticketmaster Entertainment's payments to IAC for its share of IAC's consolidated federal and state tax return liabilities prior to the spin-off have been reflected within cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

        U.S. and foreign earnings from continuing operations before income taxes and minority interest are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
U.S.	$(1,048,671)	$170,573	$199,282
Foreign	64,477	85,226	63,268

Total	$(984,194)	$255,799	$262,550

        The components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current income tax provision:
Federal	$19,402	$62,246	$60,960
State	6,856	12,076	11,416
Foreign	31,616	25,895	23,796

Current income tax provision	57,874	100,217	96,172

Deferred income tax (benefit) provision:
Federal	(16,370)	(9,880)	(1,383)
State	(12,939)	(1,477)	(5,533)
Foreign	(2,938)	147	(3,289)

Deferred income tax benefit	(32,247)	(11,210)	(10,205)

Income tax provision	$25,627	$89,007	$85,967

        Current income taxes payable has been reduced by $11.4 million, $3.0 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, for tax deductions attributable to stock-based compensation. The related income tax benefits of this stock-based compensation were recorded as amounts charged or credited to invested capital or a reduction in goodwill.

        Following the spin-off in 2008, the Company held its newly issued third-party debt in the U.S. parent, whereas substantially all of its non-client cash was held in foreign subsidiaries. In response to this change in its operating environment, the Company completed a restructuring of its international operations which resulted in an internal redistribution of cash and debt. For tax purposes, the transactions related to the restructuring resulted in a deemed repatriation of foreign profits of $116.4 million, $40.7 million, tax-effected, subject to withholding taxes of $1.5 million and foreign tax credits of $44.1 million. The net benefit on the 2008 provision was approximately $1.9 million.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2008	2007
Deferred tax assets:
Provision for accrued expenses	$10,144	$6,976
Net operating loss carryforwards	23,078	8,070
Stock-based compensation	20,360	7,977
Tax credits	4,926	—
Investment in unconsolidated subsidiaries	4,168	559
Other	4,813	1,142

Total deferred tax assets	67,489	24,724
Less valuation allowance	(23,282)	(10,722)

Net deferred tax assets	44,207	14,002

Deferred tax liabilities:
Property and equipment	(14,266)	(4,973)
Intangible and other assets	(80,956)	(33,992)
Other	(447)	(1,536)

Total deferred tax liabilities	(95,669)	(40,501)

Net deferred tax liability	$(51,462)	$(26,499)

        Included in other non-current assets in the accompanying consolidated balance sheets at December 31, 2008 and 2007 is a non-current deferred tax asset of $1.8 million and $0.9 million, respectively. In addition, included in other accrued expenses and current liabilities in the accompanying consolidated balance sheet at December 31, 2007 is a current deferred tax liability of $0.9 million.

        At December 31, 2008, Ticketmaster Entertainment had federal and state net operating losses ("NOLs") of approximately $18.6 million and $38.9 million, respectively. If not utilized, the federal and state NOLs will expire at various times between 2023 and 2026, and 2009 and 2025, respectively. Utilization of federal NOLs will be subject to limitations under Sections 382 and 1502 of the Internal Revenue Code of 1986, as amended. In addition, utilization of certain state NOLs may be subject to limitations under state law similar to Sections 382 and 1502 of the Internal Revenue Code of 1986. At December 31, 2008, Ticketmaster Entertainment had foreign NOLs of approximately $50.9 million available to offset future income. Of these foreign losses, approximately $19.1 million can be carried forward indefinitely, and approximately $18.2 million, $9.3 million, and $4.3 million will expire within five years, ten years, and fifteen years, respectively. Utilization of approximately $17.3 million of foreign NOLs will be subject to annual limitations based on taxable income. During 2008, Ticketmaster Entertainment did not recognize any significant tax benefits related to domestic and foreign NOLs.

        At December 31, 2008, the Company had a tax credit carryforward of approximately $4.9 million related to a federal credit for foreign taxes. This credit can be carried forward for ten years.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

        During 2008, Ticketmaster Entertainment's valuation allowance increased by approximately $12.6 million. This increase was primarily related to foreign net operating losses and deferred tax assets not benefited for losses from investments in unconsolidated subsidiaries. At December 31, 2008, Ticketmaster Entertainment had a valuation allowance of approximately $23.3 million related to the portion of tax operating loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. Of these amounts, no tax benefits with respect to acquired NOLs will be applied as a reduction to goodwill if recognized in future years, based on the requirements of adopting SFAS No. 141R.

        A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes and minority interest is shown as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Income tax provision at the federal statutory rate of 35%	$(344,468)	$89,530	$91,892
State income taxes, net of effect of federal tax benefit	(3,892)	6,890	8,434
Foreign income taxed at a different statutory tax rate	(5,171)	(6,665)	(5,308)
Foreign losses not benefited	7,294	2,539	1,045
Goodwill impairment	365,280	—	—
Investments in unconsolidated subsidiaries	6,319	2,461	—
Dividends from foreign subsidiaries	42,451	—	27,513
Foreign income tax credits utilized	(45,039)	(1,237)	(27,969)
Incremental tax on unremitted earnings of certain non-U.S. subsidiaries	—	—	(8,111)
Other, net	2,853	(4,511)	(1,529)

Income tax provision	$25,627	$89,007	$85,967

        In accordance with APB No. 23, no federal and state income taxes have been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $149.8 million at December 31, 2008. The amount of the unrecognized deferred U.S. income tax liability with respect to these earnings is $19.0 million. In 2006, Ticketmaster Entertainment asserted that the earnings of certain foreign subsidiaries are permanently reinvested resulting in a benefit of $8.1 million from the release of net deferred tax liabilities established in prior years. As previously noted, the Company effectuated an international restructuring in 2008 that resulted in a deemed repatriation of foreign profits of $116.4 million. It is management's view that this represented a one-time event to adjust for changes in the operating environment created by the spin-off from IAC. The Company continues to assert that its foreign earnings will remain permanently reinvested.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

        Ticketmaster Entertainment adopted the provisions of FIN 48 effective January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	2008	2007
Balance at beginning of year	$5,489	$583
Additions based on tax positions related to the current year	168	3,884
Additions based on tax positions of prior years	554	1,022
Reductions for tax positions of prior years	(981)	—
Settlements	(3,635)	—
Expiration of applicable statute of limitations	(281)	—

Balance at end of year	$1,314	$5,489

        As of December 31, 2008 and 2007, the unrecognized tax benefits, including interest, were $1.7 million and $6.3 million, respectively. Unrecognized tax benefits for the year ended December 31, 2008, decreased by $4.2 million due principally to the effective settlement of certain prior year tax positions with the Internal Revenue Service ("IRS") principally relating to the reversal of deductible temporary differences and unrecognized tax benefits that were transferred to IAC in connection with the spin-off, related to tax positions included in IAC's consolidated tax return filings. If unrecognized tax benefits as of December 31, 2008 are subsequently recognized, approximately $1.2 million, net of related deferred tax assets and interest, would reduce the income tax provision from continuing operations.

        Ticketmaster Entertainment recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense from continuing operations for the year ended December 31, 2008 is a benefit of $0.2 million, net of related deferred taxes of $0.2 million, for interest on unrecognized tax benefits. At December 31, 2008 and 2007, Ticketmaster Entertainment had accrued $0.4 million and $0.8 million, respectively for the payment of interest. There are no material accruals for penalties.

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

        The IRS is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2003, which include the operations of Ticketmaster Entertainment from January 17, 2003, the date which Ticketmaster Entertainment joined the IAC consolidated tax return. The statutes of limitations for these years have been extended to December 31, 2009. In early 2009, the IRS commenced an audit of IAC's tax returns for the years ended December 31, 2004 through 2006. The statutes of limitations for these years has been extended and this examination is expected to be completed in 2011. Various IAC consolidated state and local jurisdictions are currently under

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

examination, the most significant of which are California, Florida, New York and New York City, for various tax years after December 31, 2001. Ticketmaster Entertainment's operations were included in these returns from January 17, 2003. These examinations are expected to be completed by late 2009.

        Ticketmaster Entertainment believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $1.0 million within twelve months of the current reporting date due to settlements and expirations of applicable statute of limitations. An estimate of other changes in unrecognized tax benefits cannot be made, but such other changes are not expected to be significant.

NOTE 9—LONG TERM DEBT

        The balance of long-term debt is as follows (in thousands):

December 31, 2008
10.75% Senior Notes due July 28, 2016	$300,000
2008 Term Loan A, due July 25, 2013	100,000
2008 Term Loan B, due July 25, 2014	350,000
2008 Revolver, due July 25, 2013	115,000

Total	$865,000

Ticketmaster Entertainment 10.75% Senior Notes

Overview

        In connection with the spin-off, Ticketmaster Entertainment issued $300.0 million aggregate principal amount of 10.75% Senior Notes due 2016 (the "Notes"). Interest is payable semi-annually in cash in arrears on August 1 and February 1 of each year, commencing February 1, 2009. The Notes are guaranteed by existing and future domestic restricted subsidiaries of Ticketmaster Entertainment.

Redemption

        The Notes are redeemable by Ticketmaster Entertainment, in whole or in part, on or after August 1, 2012 at the following prices (expressed as percentages of the principal amount), plus accrued and unpaid interest, on August 1 of the following years: 105.375% (2012), 102.688% (2013) and 100.00% (2014 and thereafter). At any time and from time to time prior to August 1, 2012, the Notes are redeemable by Ticketmaster Entertainment at a redemption price equal to 100% of the principal amount plus the greater of (i) 1% of the principal amount of such Note; and (ii) the excess, if any, of: (A) an amount equal to the present value of (1) the redemption price of such Note at August 1, 2012, plus (2) the remaining scheduled interest payments on the Notes to be redeemed (subject to the right of holders on the relevant record date to receive interest due on the relevant interest payment date) to August 1, 2012 (other than interest accrued to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points; over (B) the principal amount of the Notes to be redeemed. In addition, up to 35% of the Notes may be redeemed by Ticketmaster Entertainment with proceeds from certain equity offerings before August 1, 2011 at a price equal to 110.75% of their principal amount, plus accrued and unpaid interest. Ticketmaster Entertainment must also offer to redeem the Notes at 101% of their principal amount, plus accrued and unpaid interest, if it experiences

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—LONG TERM DEBT (Continued)

certain kinds of changes of control. Lastly, if Ticketmaster Entertainment or certain of its subsidiaries (specifically, those that are designated restricted subsidiaries under the indenture governing the Notes) sell assets and do not apply the sale proceeds in a specified manner within a specified time, Ticketmaster Entertainment will be required to make an offer to purchase Notes at their face amount, plus accrued and unpaid interest to the purchase date.

Certain Covenants

        The indenture governing the Notes contains covenants that limit, among other things, Ticketmaster Entertainment's ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock; make certain distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to Ticketmaster Entertainment; merge, consolidate or sell all of Ticketmaster Entertainment's assets; create certain liens; and engage in transactions with affiliates on terms that are not arm's length. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers and transactions with affiliates will be suspended during any period in which the Notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. The Notes contain two incurrence based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0 to 1.0 and a maximum secured indebtedness leverage ratio of 2.25 to 1.0. As of December 31, 2008, the Company was in compliance with these incurrence based financial covenants.

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

        Ticketmaster Entertainment borrowed $15.0 million under the Revolver in connection with the spin-off. On October 27, 2008, the Company borrowed an additional $100.0 million under the Revolver to fund a portion of the acquisition consideration for an additional interest in Front Line. The available borrowing capacity of the Revolver at December 31, 2008 was $85.0 million, subject to limitations imposed to maintain compliance with debt covenants which are further discussed below.

Interest Rates

        The interest rates per annum applicable to loans under the senior secured credit facilities are, at Ticketmaster Entertainment's option, equal to either a base rate or a LIBOR rate plus an applicable margin, which in the case of the Term Loan A and the Revolver will vary with the total leverage ratio of Ticketmaster Entertainment (except that the applicable margin with respect to the Term Loan A and borrowings under the Revolver is fixed at 2.75% per annum for LIBOR loans under the Term Loan A

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—LONG TERM DEBT (Continued)

and 2.25% per annum for LIBOR loans under the Revolver, and 1.75% per annum for base rate loans under the Term Loan A and 1.25% per annum for base rate loans under the Revolver until Ticketmaster Entertainment delivers financial statements for the quarter ending December 31, 2008). The applicable margin for the Term Loan B is 3.25% per annum for LIBOR loans and 2.25% per annum for base rate loans. The base rate means the greater of (i) the prime rate as quoted from time to time by JPMorgan Chase Bank, N.A. or (ii) the Federal Funds rate plus 0.5%. The interest rates for the Term Loan A, Term Loan B and the Revolver at December 31, 2008 were 6.14%, 6.64% and 4.65%, respectively. Interest expense and amortization of debt issuance costs of $28.1 million was recorded for the year ended December 31, 2008.

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

Amortization

        The Term Loan A will amortize in an amount equal to 10% of the original principal amount during 2011, 15% in 2012 and 75% in 2013, payable in quarterly installments with the remaining amount payable on the fifth anniversary of the closing date of the senior secured credit facilities. The Term Loan B will amortize in an amount equal to 1% per annum in equal quarterly installments commencing with the end of the first fiscal quarter in 2011, with the remaining amount payable on the sixth anniversary of the closing date of the senior secured credit facilities. Any voluntary prepayments made on the Term Loan A or Term Loan B from time to time may be applied against otherwise scheduled amortization obligations. Any principal amounts outstanding under revolving loans are due and payable in full at maturity, on the fifth anniversary of the closing date of the senior secured credit facilities.

Guarantee and Security

        All obligations under the senior secured credit facilities are unconditionally guaranteed by each of Ticketmaster Entertainment's existing and future direct and indirect domestic subsidiaries, subject to certain exceptions. The obligations of any foreign subsidiary borrowers under the senior secured credit facilities also are guaranteed by Ticketmaster Entertainment and the guarantors. All obligations of Ticketmaster Entertainment under the senior secured credit facilities and the guarantees of those obligations are secured by (subject to certain exceptions) a first priority pledge of all of the equity interests of each of the domestic subsidiaries held by Ticketmaster Entertainment; a first priority pledge of 65% of the equity interests of each of the first-tier foreign subsidiaries of Ticketmaster Entertainment and its subsidiaries; and a first priority security interest in substantially all of the other assets of Ticketmaster Entertainment and each guarantor. The obligations of each foreign subsidiary borrower under the revolving credit facility also are secured.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—LONG TERM DEBT (Continued)

Certain Covenants

        The senior secured credit facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, the ability of Ticketmaster Entertainment and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, pay dividends and other restricted payments and prepay unsecured indebtedness. The senior secured credit facility has two quarterly financial covenants requiring a maximum total leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. As of December 31, 2008, the Company was in compliance with these financial covenants. The Company believes it has adequate cash and cash equivalents and will generate sufficient cash from operations to pay down a portion of its debt, if required, in order to maintain compliance with all financial covenants through December 31, 2009.

Scheduled Debt Repayments:

        As of December 31, 2008, the Company's long-term debt has scheduled repayments for each of the next five years as follows (in thousands):

Years Ending December 31,
2009	$—
2010	—
2011	13,500
2012	18,500
2013	191,750
Thereafter	641,250

Total	$865,000

        The above table does not include projected interest payments the Company is required to pay.

Debt Issuance Costs

        Debt issuance costs are amortized using the effective interest method over the terms of the Ticketmaster Entertainment Notes and related senior secured credit facilities. At December 31, 2008, debt issuance costs of $4.5 million and $21.1 million are included in prepaid expenses and other current assets and other non-current assets, respectively. Amortization of such costs is included in interest expense in the Consolidated Statements of Operations.

NOTE 10—EARNINGS PER SHARE

        We compute earnings per share in accordance with SFAS No. 128, Earnings Per Share ("SFAS No. 128"). We compute basic earnings per share using the weighted average number of common shares outstanding for the period. Under the provisions of SFAS No. 128, basic net income per common share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments in the periods in which such effect is dilutive.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—EARNINGS PER SHARE (Continued)

Basic Earnings Per Share

        For the year ended December 31, 2008, we computed basic earnings per share using the weighted average number of shares of common stock outstanding following the spin-off, as if such shares were outstanding for the entire period prior to the spin-off, plus the weighted average of such shares outstanding following the spin-off date through December 31, 2008.

        For the years ended December 31, 2007 and 2006, we computed basic earnings per share using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period.

Diluted Earnings Per Share

        For the year ended December 31, 2008, we computed diluted earnings per share using (i) the number of shares of common stock outstanding immediately following the spin-off, (ii) the weighted average of such shares outstanding following the spin-off date through December 31, 2008, (iii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and the vesting of RSUs using the treasury stock method, and (iv) if dilutive, the incremental common stock that we would issue upon conversion of the Company's Preferred Stock.

        For the years ended December 31, 2007 and 2006, we computed diluted earnings per share using the dilutive impact of all stock-based awards outstanding immediately following the spin-off, as if such awards were outstanding for the entire period.

        The following table presents our basic and diluted earnings (loss) per share:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands, except for per share data)
Net income (loss):	$(1,005,499)	$169,351	$176,701
Net earnings (loss) per share available to common stockholders:
Basic	$(17.84)	$3.01	$3.15
Diluted	$(17.84)	$3.01	$3.15
Weighted average of number of shares outstanding:
Basic	56,353	56,171	56,171
Diluted effect of:
Options to purchase common stock, RSUs and redeemable preferred stock	—	—	—

Diluted	56,353	56,171	56,171

        Weighted average common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options, vesting of RSUs and conversion of the Company's Preferred Stock if the effect is dilutive. Because the Company had a net loss from continuing operations in 2008, no potentially dilutive securities were included in the denominator for computing dilutive earnings per share, since their impact on earnings per share would be anti-dilutive. For the year ended December 31, 2008, approximately 5,700 stock options and 139,500 RSUs that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

        Upon the spin-off, IAC common stockholders received one-fifth of a share of Ticketmaster Entertainment common stock for each share of IAC common and IAC class B common stock held.

        Concurrent with its acquisition of a controlling interest in Front Line on October 29, 2008, the Company entered into an employment agreement with Irving Azoff, the Company's new Chief Executive Officer, whereby he received 1,750,000 shares of Ticketmaster Entertainment restricted Series A Convertible Preferred Stock ("Preferred Stock"); 1,000,000 shares of restricted Ticketmaster Entertainment common stock ("Restricted Common Stock"); and an option to purchase 2,000,000 shares of Ticketmaster Entertainment common stock. Subject to, and simultaneously with these grants of Preferred Stock and Restricted Common Stock, the Azoff Family Trust relinquished 25,918 shares of previously issued restricted Front Line common stock and received the Ticketmaster Entertainment Preferred Stock and Restricted Common Stock. Refer to Note 3—Business Acquisitions for further discussion of Front Line purchase accounting.

Ticketmaster Entertainment Common Stock and Restricted Stock

        Our authorized common stock consists of 300,000,000 shares of common stock, par value $0.01 per share. Subject to prior dividend rights of the holders of any preferred shares, the holders of common stock are entitled to receive dividends, when, and if, declared by our board of directors out of funds legally available for that purpose. We have not paid any dividends on our common stock since our common stock began trading on the Nasdaq Stock Market. Our Board of Directors has no current plans to pay cash dividends. Each share of common stock is entitled to one vote per share on matters submitted to a vote of stockholders. In the event of any liquidation, dissolution, or winding-up of the Company after the satisfaction in full of the liquidation preferences of holders of any preferred shares, holders of shares of common stock are entitled to ratable distribution of the remaining assets available for distribution to stockholders.

        The Company issued 1,000,000 shares of restricted common stock to the Azoff Family Trust on October 29, 2008. The restricted common stock will vest on the five-year anniversary of the grant date, subject to Mr. Azoff's continued employment with Front Line or Ticketmaster Entertainment, and may vest earlier in certain limited circumstances. We have recorded $0.2 million of stock-based compensation cost during 2008 related to the restricted common stock grant.

Series A Convertible Preferred Stock

        Our authorized Preferred Stock consists of 25,000,000 shares of Preferred Stock, par value $0.01 per share, of which 2,100,000 shares have been designated Series A Convertible Preferred Stock, par value $0.01. On October 29, 2008, the Company issued 1,750,000 restricted shares of Series A Convertible Preferred Stock to the Azoff Family Trust. The shares of Preferred Stock are entitled to a 3% annual paid in kind dividend, subject to declaration by the Ticketmaster Entertainment board of directors out of funds legally available therefor. The Preferred Stock, which votes on an as converted basis with Ticketmaster Entertainment common stock, will be mandatorily redeemable by Ticketmaster Entertainment at its liquidation preference on the fifth anniversary of its issuance and is convertible at any time prior to redemption into shares of restricted common stock based on a conversion price of $20 per common share. The Preferred Stock (or the restricted common stock, if converted) will vest on the fifth anniversary of the grant date, subject to Mr. Azoff's continued employment with Front Line or Ticketmaster Entertainment and may vest earlier in certain limited circumstances. We are recognizing

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

compensation expense over the vesting term. At December 31, 2008, the aggregate amount of unpaid dividends on the Preferred Stock was $0.2 million.

        Due to the nature of the redemption feature and other provisions, the Company classified the Preferred Stock as temporary equity. We have recorded the portion of the value that has accreted of the Preferred Stock allocated to the requisite service period that has passed of $8.8 million as Redeemable Preferred Stock in the consolidated balance sheet as of December 31, 2008. The value of the Preferred Stock attributed to the remaining service period of $31.2 million is being accreted to its redemption value over a period of five years with a charge to stock-based compensation expense. The redemption value of the Preferred Stock was $40.6 million. We have recorded $1.0 million of stock-based compensation expense for the year ended December 31, 2008 related to the Preferred Stock.

NOTE 12—SFAS 123R AND STOCK-BASED COMPENSATION

        In 2008, the Company's Board of Directors and stockholders approved the Ticketmaster Entertainment 2008 Stock and Annual Incentive Plan (the "Plan") whereby we can grant RSUs, performance stock units ("PSUs"), stock options and other stock-based awards to officers, employees, directors and consultants.

        RSUs are awards whose value to the holder is based upon the market value of our stock when the RSUs vest. Our RSUs are generally subject to performance-based vesting or service-based vesting where a specific period of continued employment must pass before an award vests. Typically, a portion of the RSUs granted vest periodically over the term of the grant. The terms and conditions upon which the stock options become exercisable vary among grants.

        The maximum number of shares that may be awarded under the Plan is the sum of (a) the number of shares that may be issuable upon exercise or vesting of IAC stock-based compensation awards that were converted into Ticketmaster Entertainment stock-based compensation awards in connection with the spin-off ("Adjusted Awards") and (b) 5,000,000. The maximum number of shares that may be granted pursuant to options intended to be incentive stock options is 3,333,333 shares. Shares subject to an award under the Plan may be an authorized and unissued share or may be treasury shares. No single participant may be granted awards in excess of 3,333,333 shares during the term of the Plan, provided that Adjusted Awards are not subject to this limitation.

        As of December 31, 2008, we had approximately 2.4 million shares of common stock available for new grants under the Plan.

        In addition, the Plan described above has a stated term of ten years and provides that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The Plan does not specify grant dates or vesting schedules as those determinations have been delegated to the Compensation and Human Resources Committee of Ticketmaster Entertainment's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Broad-based stock option awards issued to date have generally vested in equal annual installments over a four-year period, and RSU awards issued to date have generally vested in equal annual installments over a five-year period, in each case, from the grant date. PSU awards issued to date will generally cliff vest at the end of a three-year period from the date of grant. In addition to equity awards outstanding under the Plan

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

discussed above, stock options and other equity awards outstanding under plans assumed in acquisitions are reflected in the information set forth below.

        As described below in "Modification of Stock-Based Compensation Awards," certain stock options, restricted stock, RSUs, and other equity based awards granted to our employees, officers, directors, and consultants by IAC prior to the spin-off were converted into awards based on our common stock in connection with the spin-off. For the period from January 1, 2008 to August 19, 2008 and for the year ended December 31, 2007 and 2006, IAC allocated to us stock-based compensation expense that was attributable to our employees.

        On October 29, 2008, the Company granted Mr. Azoff an option to purchase 2,000,000 shares of Ticketmaster Entertainment common stock. The option vests in equal annual installments over four years (and may vest earlier in specified circumstances), and has a per share exercise price of $20.00 and a ten year term.

        Stock-based compensation expense related to stock options, restricted stock, RSUs and PSUs is included in the following line items in the accompanying Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years ended December 31,
	2008	2007	2006
Cost of sales	$1,197	$800	$654
Selling and marketing expense	1,302	876	646
General and administrative expense	21,232	10,896	6,539

Stock-based compensation expense before income taxes	23,731	12,572	7,839
Income tax benefit	(9,019)	(5,305)	(3,424)

Stock-based compensation expense after income taxes	$14,712	$7,267	$4,415

        The amount of stock-based compensation expense recognized in the Consolidated Statements of Operations is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate.

        As of December 31, 2008, there was approximately $89.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, including the Preferred Stock referred to in Note 11—Redeemable Preferred Stock and Stockholders' Equity. This cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

Modification of Stock-Based Compensation Awards

        In connection with the spin-off of Ticketmaster Entertainment and the spin-offs of the three other Spincos, all existing IAC stock-based compensation awards, which included RSUs, stock options and warrants, granted on or prior to December 31, 2007 were modified as follows:

  1.
  All unvested IAC RSUs granted prior to August 2005 vested immediately prior to the spin-off, with awards thereafter settled, in accordance with applicable law, in shares of common stock

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

    of the applicable company (i.e., IAC or a Spinco) for which the employee works for following the spin-offs.

  2.
  All unvested IAC RSUs granted after August 2005 and scheduled to vest through February 2009 other than those described in paragraphs (3) and (4) below vested immediately prior to the spin-off, with awards thereafter settled, in accordance with applicable law, in shares of common stock of IAC and the Spincos, in each case as though the employee owned the number of shares of IAC common stock underlying the IAC RSU immediately prior to the spin-offs.

  3.
  Performance-based IAC RSUs granted in 2007 converted into non-performance based IAC RSUs based on "target" values with the same vesting schedule described under paragraph (4).

  4.
  For each IAC RSU award that provides for vesting of 100% of the award following passage of a multi-year period (cliff vesting awards), the portion of the unvested IAC RSU award that would have vested by February 2009 if the award had vested on an annual basis converted into five separate RSU awards with respect to IAC and each of the Spincos, based on the applicable distribution ratios in the spin-offs and the two-for-one reverse stock split at IAC, but otherwise with the same vesting terms and other applicable terms and conditions.

  5.
  For IAC RSUs that do not vest or convert pursuant to paragraphs (1), (2) or (4) above, the IAC RSUs converted into an RSU award with respect to shares of common stock of the applicable company for which the employee works following the spin-offs.

  6.
  All unexercised option awards, whether vested or unvested, were split among IAC and each of the Spincos based on relative value at the time of the spin-offs, with appropriate adjustments to the number of shares of common stock underlying each such award and the per share exercise price of each such award to maintain pre- and post spin-off values, otherwise preserving the same vesting terms and conditions.

  7.
  For IAC compensatory equity-based awards granted after December 31, 2007, those awards converted into awards with respect to shares of common stock of the applicable company for which the employee works for following the spin-offs.

        The modification of IAC stock-based compensation awards, including the accelerated vesting of certain awards (described above), resulted in an additional $5.6 million in stock-based compensation of which $4.5 million was recognized as expense during the period from August 20, 2008 through December 31, 2008. The modification of IAC stock-based compensation awards affected approximately 640 Ticketmaster Entertainment employees.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

Stock Options

        The following table presents a summary of changes in outstanding stock options from August 20, 2008, the date of the spin-off from IAC, through December 31, 2008:

	December 31, 2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at August 20, 2008 (date of spin-off)	3,357	$33.94
Granted	2,440	23.89
Exercised	(7)	6.67
Forfeited	(140)	38.55

Outstanding at December 31, 2008	5,650	$29.52	7.63	$127

Exercisable at December 31, 2008	1,307	$30.17	2.97	$127

Expected to vest at December 31, 2008	4,019	$28.77	9.11	$—

        The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model.

        The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. For purposes of this model, no dividends have been assumed. Expected stock price volatilities are estimated based on implied volatilities of traded options and the historical volatility of stocks of similar companies since the Company does not have sufficient trading history to reasonably predict its own volatility. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable terms as the awards, in effect at the grant date. The expected term of options granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior. The following assumptions were used to calculate the fair value of the Company's options for the period from August 20, 2008 (date of spin-off) through December 31, 2008:

2008
Risk-free interest rate	3.01% - 3.63%
Expected term (in years)	5 - 6
Dividend yield	0.0%
Weighted average volatility	60.88%

        The weighted average grant-date fair value of stock options granted for the period from August 20, 2008 (date of spin-off) through December 31, 2008 was $4.04. The total intrinsic value of stock options exercised during the period from August 20, 2008 (date of spin-off) through December 31, 2008 was $78,000. Cash received from stock option exercises and the related actual tax benefit realized for the year ended December 31, 2008 were approximately $50,000 and $21,000, respectively.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

Restricted Stock, Restricted Stock Units and Performance Stock Units

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of Ticketmaster Entertainment common stock and with the value of each RSU equal to the fair value of Ticketmaster Entertainment common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Committee at the time of grant. The majority of RSUs are settled in stock and are classified as equity. Each restricted stock, RSU and PSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. PSUs also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. The Company recognizes expense for all restricted stock, RSUs and PSUs for which vesting is considered probable. For restricted stock and RSU grants to U.S. employees, the accounting charge is measured at the grant date as the fair value of Ticketmaster Entertainment common stock and expensed straight-line as stock-based compensation expense over the vesting term. For PSU grants to U.S. employees, the expense is measured at the grant date as the fair value of Ticketmaster common stock and expensed as stock-based compensation when the performance targets are considered probable of being achieved.

        The following table presents a summary of unvested restricted common stock, RSUs and PSUs from August 20, 2008 (date of spin-off) through December 31, 2008:

	Restricted Stock		RSUs		PSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Outstanding at August 20, 2008 (date of spin-off)	—	$—	795	$35.39	235	$45.83
Granted	1,000	9.14	129	21.64	—	—
Vested	—	—	(3)	31.22	—	—
Forfeited	—	—	(519)	35.04	(65)	48.29

Unvested at December 31, 2008	1,000	$9.14	402	$31.44	170	$44.89

        The weighted average fair value of restricted stock, RSUs and PSUs granted during the period from August 20, 2008 (date of spin-off) through December 31, 2008 is based on market prices of Ticketmaster Entertainment's common stock on the grant date. The total fair value of restricted stock, RSUs and PSUs that vested during the period from August 20, 2008 (date of spin-off) through December 31, 2008 was zero.

Stock-Based Compensation of Acquired Companies

Front Line

        In June 2006, Front Line issued options to acquire 3,402 shares of Front Line common stock to a senior executive. The options vest, subject to the executive's continued employment with Front Line, 25% upon issuance, an additional 5% on July 20, 2006 and an additional 5% every three months thereafter from July 20, 2006. The value of the options was calculated at the date of grant using the

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

Black-Scholes option pricing model with the following assumptions: no dividends, volatility of 25%, risk-free interest rate of 4.0%, and an expected life of ten years. The expected life of options granted was estimated based on the term of the options and the expectations of the option life for the senior executive. The expected volatility factor was based on historical volatility of comparable publicly traded entities. The risk-free interest rate was based on the U.S. treasury yield curve in effect at the date of the grant for a period equal to the expected term of the option. Front Line has recorded $78,000 of stock-based compensation expense for the period from October 29, 2008 (date of step-acquisition by Ticketmaster Entertainment) through December 31, 2008 related to stock options.

        Certain Front Line executives have received grants of restricted shares of Front Line's common stock in conjunction with their continued employment with Front Line. Front Line recognizes expense for all restricted stock and measures expense at the grant date as the fair value of the Front Line common stock and records the expense straight-line as stock-based compensation expense over the vesting term. The value of the restricted stock is based on values of Front Line equity transactions near the grant date of the restricted stock. Front Line has recorded $0.8 million in stock-based compensation expense related to the restricted stock for the period from October 29, 2008 (date of step-acquisition by Ticketmaster Entertainment) through December 31, 2008.

        In October 2008, in connection with the acquisition of a controlling interest in Front Line by Ticketmaster Entertainment, the Azoff Family Trust relinquished 25,918 shares of previously issued restricted Front Line common stock and received Ticketmaster Entertainment Preferred Stock and Restricted Common Stock. The transaction, for accounting purposes, was treated as an exchange. Refer to Note 11—Redeemable Preferred Stock and Stockholders' Equity.

        As of December 31, 2008, there was approximately $23.0 million of unrecognized compensation cost related to all Front Line equity-based awards outstanding.

NOTE 13—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At December 31, 2008 and 2007 Ticketmaster Entertainment's equity investments in unconsolidated affiliates totaled $12.9 million and $145.2 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheets.

        On October 29, 2008, Ticketmaster Entertainment acquired additional interests in Front Line, a portion of which was acquired from Warner Music Group for $123.0 million. The remaining equity interests were acquired in a transaction that, for accounting purposes, was treated as an exchange by a trust controlled by Mr. Azoff of certain Front Line equity awards for certain Ticketmaster equity awards. The Company acquired additional ownership interests of 42.9% in the aggregate, resulting in a controlling interest in Front Line of 82.3% (approximately 74% on a diluted basis). Refer to Note 3—Business Acquisitions for discussion of purchase accounting and Note 11—Redeemable Preferred Stock and Stockholders' Equity for further information regarding the exchange of awards. Ticketmaster Entertainment's 39.4% ownership interest in Front Line prior to the acquisition was accounted for under the equity method of accounting. Income related to the investment in Front Line, which totaled $1.2 million, $2.9 million, and $0.7 million in the years ended December 31, 2008, 2007 and 2006, respectively, is included in 'Other income (expense)' in the accompanying Consolidated Statements of Operations. The results of Front Line were consolidated with Ticketmaster Entertainment effective October 29, 2008.

        The Company also maintains a 15% investment in Broadway China Ventures and accounts for its investment on a cost basis.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

        The following is a list of investments accounted for under the equity method, the principal market in which the investee operates, and the relevant ownership percentage:

	December 31, 2008	December 31, 2007
iLike.com (United States)	25%	25%
Beijing Gehua Ticketmaster Ticketing Co., Ltd. (China)	40%	40%
TM Mexico (Mexico)	33.3%	33.3%
Front Line (United States)	—	45.99%

        Summarized aggregated financial information of Ticketmaster Entertainment's equity investments is as follows (in thousands):

	2008	2007	2006
Current assets	$46,131	$93,693	$27,037
Non-current assets	7,721	176,174	8,113
Current liabilities	32,005	45,620	7,774
Non-current liabilities	—	13,877	—
Net sales	45,979	156,789	25,176
Gross profit	33,077	94,166	17,522
Net income	4,164	16,257	8,992

        Ticketmaster Entertainment received dividends from TM Mexico of $3.5 million, $7.3 million and $1.0 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Impairment of Investments

        In September 2006, Ticketmaster Entertainment acquired a 25% interest in iLike.com, a leading online social music discovery service for $13.3 million to provide features designed to enhance the overall consumer experience on Ticketmaster.com. As of December 31, 2008, Ticketmaster Entertainment determined that the investment in iLike.com had suffered an other than temporary impairment loss, after giving consideration to, among other things, iLike.com's current negative financial and operational condition and the decline in market value of the investment. Accordingly, Ticketmaster Entertainment recorded an other than temporary impairment loss of $5.8 million to reduce the equity investment in iLike.com to its estimated fair value during the year ended December 31, 2008.

        In November 2006, Ticketmaster Entertainment invested $1.5 million for a 40% interest in a joint venture with Beijing Gehua to supply ticketing services for the 2008 Beijing Summer Olympic Games. During 2008, Ticketmaster Entertainment had incurred losses in excess of its initial investment. In addition, Ticketmaster Entertainment has been involved in a dispute with the joint venture partners related to certain costs it had incurred on behalf of the joint venture and has negotiated a settlement with its joint venture partners. As part of the settlement, the Company will not recover its costs from the joint venture partners, and therefore, the Company recorded an "other than temporary" impairment loss of $6.5 million as of December 31, 2008.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—RELATED PARTY TRANSACTIONS

        Prior to the spin-off, our operating expenses included allocations from IAC for accounting, treasury, legal, tax, corporate support, human resource functions, and internal audit functions. These expenses were allocated based on the ratio of Ticketmaster Entertainment's revenue as a percentage of IAC's total revenue. Expense allocations from IAC were $1.8 million from the period from January 1, 2008 to August 19, 2008, and $3.5 million and $2.6 million for the years ended December 31, 2007 and 2006, respectively, and are included in general and administrative expense in our Consolidated Statements of Operations. Included in interest income (expense), net in the accompanying Consolidated Statements of Operations was $8.3 million related to a cumulative true-up of intercompany interest income recorded during the second quarter of 2008. The expense allocations from IAC ceased upon consummation of the spin-off.

        Ticketmaster Entertainment occupies office space in buildings in Los Angeles and New York City that are currently owned by IAC. Related rental expense charged to Ticketmaster Entertainment by IAC totaled $2.9 million, $2.4 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        The majority of the interest income recorded in our Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 arose from intercompany receivables from IAC and its subsidiaries. The interest income from IAC ceased upon the extinguishment of all intercompany receivables upon consummation of the spin-off.

        During the second quarter of 2008, IAC recorded an $8.3 million cumulative true-up of intercompany interest income. Accordingly, the portion of interest expense reflected in the consolidated statement of operations that is intercompany in nature was $1.4 million for the year ended December 31, 2008. The portion of interest income reflected in the Consolidated Statements of Operations that is intercompany in nature was $27.8 million and $30.5 million for the years ended December 31, 2007 and December 31, 2006, respectively.

        An analysis of Ticketmaster Entertainment's receivables from IAC and subsidiaries is as follows (in thousands):

	2008	2007
Receivables from IAC and subsidiaries at beginning of year	$474,110	$539,861
Cash transfers from IAC related to its centrally managed U.S. treasury function	191,908	(83,052)
Interest (expense) income	(1,446)	27,793
Employee equity instruments and associated tax withholdings	4,053	8,141
Taxes (excludes tax withholdings associated with employee equity instruments)	(68,915)	8,925
Allocation of non-cash compensation expense	(12,895)	(10,128)
Administrative expenses and other	17,548	(17,430)

Receivables from IAC and subsidiaries at August 20, 2008 and December 31, 2007, respectively	604,363	474,110
Extinguishment of receivable from IAC and subsidiaries by recording a non-cash distribution	(604,363)	—

Receivables from IAC and subsidiaries at end of year	$—	$474,110

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—RELATED PARTY TRANSACTIONS (Continued)

Relationship between IAC and Ticketmaster Entertainment after the spin-off

        For purposes of governing certain of the ongoing relationships between IAC and Ticketmaster Entertainment at and after the spin-off, and to provide for an orderly transition, IAC and Ticketmaster Entertainment and the other Spincos entered into a separation agreement and a tax sharing agreement, among other agreements.

Separation Agreement

        As part of the separation agreement, (i) IAC contributed to Ticketmaster Entertainment all of the subsidiaries and assets comprising the Ticketmaster Businesses, (ii) Ticketmaster Entertainment assumed all of the liabilities related to the Ticketmaster Entertainment businesses, (iii) each party agreed to indemnify the other and its respective affiliates, current and former directors, officers and employees for any losses arising out of any breach of any of the spin-off agreements and (iv) Ticketmaster Entertainment agreed to indemnify IAC for its failure to assume and perform any assumed liabilities and any liabilities relating to Ticketmaster Entertainment financial and business information included in the SEC documentation filed with respect to the spin-off as well as such other terms as to which IAC and Ticketmaster Entertainment mutually agreed.

Tax Sharing Agreement

        The tax sharing agreement governs the respective rights, responsibilities and obligations of IAC and Ticketmaster Entertainment after the spin-off with respect to taxes for the periods ended on or before the spin-off. Generally, IAC agreed to pay taxes with respect to Ticketmaster Entertainment income included on its consolidated, unitary or combined federal or state tax returns, including audit adjustments with respect thereto, but other pre-distribution taxes that are attributable to Ticketmaster Entertainment, including taxes reported on separately-filed returns and all foreign returns and audit adjustments with respect thereto were agreed to be borne solely by Ticketmaster Entertainment. The tax sharing agreement contains certain customary restrictive covenants that generally prohibit Ticketmaster Entertainment (absent a supplemental Internal Revenue Service ruling or an unqualified opinion of counsel to the contrary, in each case, in a form and substance satisfactory acceptable to IAC in its sole discretion) from taking actions that could jeopardize the tax free nature of the spin-off. Ticketmaster Entertainment agreed to indemnify IAC for any taxes and related losses resulting from its non-compliance with these restrictive covenants, as well as for the breach of certain representations in the spin-off agreements and other documentation relating to the tax-free nature of the spin-off.

Agreements with Liberty Media Corporation

        In connection with the spin-off, the Company assumed from IAC all of IAC's rights and obligations relating to Ticketmaster Entertainment under a Spinco Agreement between IAC and Liberty Media Corporation ("Liberty"), providing for post-spin-off governance arrangements at the Company. As of February 10, 2009, Liberty beneficially owned approximately 29.1% of the shares of common stock of the Company. The following summary briefly describes the material terms of those governance arrangements and related matters and is qualified by reference to the full Spinco

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—RELATED PARTY TRANSACTIONS (Continued)

Agreement and the assignment agreement, which are included as Exhibits 10.6 and 10.7 to this Annual Report:

  •
  Representation of Liberty on the Company's Boards of Directors.  So long as Liberty beneficially owns securities of the Company representing at least 20% of the total voting power of the Company's equity securities, Liberty has the right to nominate up to 20% of the directors serving on the Company's Board of Directors, rounded up to the next whole director. The Company's Board of Directors currently includes three directors nominated by Liberty (Messrs. Deevy, Leitner and Carleton). Liberty has also agreed that until the second anniversary of the spin-off, Liberty generally will vote in favor of the election of the full slate of director nominees recommended to the stockholders by the Company's Board.

  •
  Acquisition Restrictions.  Subject to certain exceptions, Liberty has agreed not to acquire beneficial ownership of any additional equity securities of the Company during the first two years after the spin-off, and thereafter, if the acquisition would result in Liberty owning in excess of a specified percentage of the total voting power of the Company's securities (currently set at approximately 35%).

  •
  Standstill Restrictions.  Subject to certain exceptions, until the second anniversary of the spin-off, Liberty agreed not to seek to influence or change the management or Board of the Company, offer or encourage any merger or extraordinary transaction, or take certain other actions that could affect the control of the Company.

  •
  Transfer Restrictions.  Unless consented to by certain of the directors of the Company, Liberty will not transfer any equity securities of the Company to any person except for certain allowable transfers, including transfers pursuant to Rule 144 under the Securities Act, transfers in a public offering in a manner designed to result in a wide distribution, and transfers between Liberty-controlled entities, and a single transfer of all of Liberty's shares to a qualifying third party transferee who generally would be subject to the same restrictions as Liberty before the transfer. Until the second anniversary of the spin-off, Liberty's ability under the agreement to transfer securities of the Company is even further restricted.

  •
  Competing Offers.  In certain instances where a third-party has made an offer to acquire securities of the Company, Liberty would be relieved of certain of the above restrictions and thereby allowed to make a competing offer.

        The Company is also party to a registration rights agreement with Liberty providing Liberty certain rights to gain registration under the Securities Act of their shares, among other things.

NOTE 15—COMMITMENTS

        Ticketmaster Entertainment leases office space, equipment and services used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company records rent expense on a straight-line basis over the lease term.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—COMMITMENTS (Continued)

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2009	$25,507
2010	20,847
2011	16,046
2012	12,515
2013	8,308
Thereafter	24,099

Total	$107,322

        Expenses charged to operations under lease agreements were $25.4 million, $20.1 million and $16.0 million in the years ended December 31, 2008, 2007 and 2006, respectively, and include month-to-month and one-time charges relating to leases that do not require future minimum payments. In addition, rent expense charged to Ticketmaster Entertainment by IAC, for which no minimum payments are required, totaled $ 1.7 million, $2.4 million and $1.7 million in the years ended December 31, 2008, 2007 and 2006, respectively. Subsequent to the spin-off, Ticketmaster Entertainment entered into operating lease agreements with IAC to rent office space in New York and in California. These lease agreements do not contain renewal options and will terminate in the second half of 2009, unless extensions are negotiated. See Note 14—Related Party Transactions for a further discussion of transactions between Ticketmaster Entertainment and IAC.

        Ticketmaster Entertainment also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, such as under letters of credit extended or under guarantees of debt, as follows (in thousands):

	Years ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
Guarantees, surety bonds and letters of credit	$1,743	$210	$3,250	$—	$400	$—	$5,603
Purchase obligations	33,400	27,432	21,213	14,905	1,220	12,176	110,346
Estimated earn-outs relating to prior acquisitions	1,500	6,500	—	—	—	—	8,000

Total commercial commitments	$36,643	$34,142	$24,463	$14,905	$1,620	$12,176	$123,949

        IAC guaranteed a $3.25 million line of credit granted to one of Ticketmaster Entertainment's clients in connection with the production of Broadway shows in China. According to the terms of the spin-off, the guarantee was transferred from IAC to Ticketmaster Entertainment and, accordingly, the guarantee is included in the table above. The surety bonds primarily relate to marketing events and licensing bonds for ticketing services. The purchase obligations primarily arise from sports sponsorship agreements intended to promote Ticketmaster Entertainment's ticket resale services.

        The Company has certain contingent obligations related to prior acquisitions made by Front Line. As of December 31, 2008, contingent consideration of $8.0 million represents commitments not yet accrued for in the accompanying Consolidated Balance Sheets or paid, that remain subject to payout

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—COMMITMENTS (Continued)

following the achievement of future performance targets. Such contingent payouts may be payable over the next two years.

NOTE 16—CONTINGENCIES

        In the ordinary course of business, Ticketmaster Entertainment is a party to various lawsuits. Ticketmaster Entertainment establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. The following is a summary of pending legal matters for which the Company maintains no established reserve as we do not believe the likelihood of unfavorable outcomes are probable or the losses are reasonably estimable.

  UPS Consumer Class Action Litigation

        On October 21, 2003, a purported representative action was filed in California state court, challenging Ticketmaster Entertainment's charges to online customers for UPS ticket delivery. The complaint alleged in essence that it is unlawful for Ticketmaster Entertainment not to disclose on its website that the fee it charges to online customers to have their tickets delivered by UPS contains a profit component. The complaint asserted a claim for violation of Section 17200 of the California Business and Professions Code and sought restitution or disgorgement of the difference between (i) the total UPS delivery fees charged by Ticketmaster Entertainment in connection with online ticket sales during the applicable statute of limitations period, and (ii) the amount Ticketmaster Entertainment paid to UPS for that service.

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

        On February 20, 2009, plaintiffs filed a motion for leave to file a second amended complaint, which purports to add the allegation that Ticketmaster Entertainment's order processing fees are unconscionably high. Ticketmaster Entertainment opposed the motion on March 16, 2009. The hearing is scheduled for April 1, 2009.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONTINGENCIES (Continued)

  2001 Securities Class Action Litigation

        On November 30, 2001, a purported securities class action was filed against Ticketmaster Entertainment and other defendants in the U.S. District Court for the Southern District of New York. Plaintiff's suit was brought on behalf of purchasers of Ticketmaster Entertainment common stock during the period from the date of its initial public offering through December 6, 2000, and alleged violations by Ticketmaster Entertainment of Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933. Plaintiff alleged that Ticketmaster Entertainment failed to disclose that its underwriters were to receive undisclosed and excessive compensation and had agreed to allocate shares in the IPO to customers in exchange for agreements to purchase shares in the aftermarket at pre-determined prices. This action was later consolidated with hundreds of similar actions against issuers and underwriters in the U.S. District Court for the Southern District of New York in In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). On February 19, 2003, the court granted a motion to dismiss the Section 10(b) claim against Ticketmaster Entertainment, but denied the motion as to the Section 11 claim against Ticketmaster Entertainment.

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

  Canadian Consumer Class Action Litigation Relating to TicketsNow

        In February of 2009, five putative consumer class action complaints were filed in Canada against TNow Entertainment Group, Inc., Ticketmaster Entertainment, Ticketmaster Canada Ltd., and Premium Inventory, Inc. All of the cases allege essentially the same set of facts and causes of action: each plaintiff purports to represent a class consisting of all persons who purchased a ticket from Ticketmaster Entertainment, Ticketmaster Canada or TicketsNow from early February of 2007 to the present. Each proposed class purports to extend to United States as well as Canadian consumers. The complaints allege in essence that Ticketmaster Entertainment and Ticketmaster Canada conspired to divert a large number of tickets for resale through the TicketsNow website at prices higher than face value in violation of Ontario's Ticket Speculation Act, the Amusement Act of Manitoba, the Amusement Act of Alberta, and the Quebec Consumer Protection Act, respectively. The Ontario case contains the additional allegation that Ticketmaster Entertainment and TicketsNow's service fees run afoul of anti-scalping laws. Each lawsuit seeks $500 million in compensatory damages and $10 million in punitive damages on behalf of the class.

  California Consumer Class Action Litigation Relating to TicketsNow

        On February 6, 2009, a purported class action complaint asserting several causes of action under the federal antitrust laws as well as California and New York consumer protection laws was filed against Ticketmaster Entertainment and TicketsNow. The lawsuit alleges that Ticketmaster

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONTINGENCIES (Continued)

Entertainment and TicketsNow unlawfully attempted to monopolize and/or have monopolized the market for secondary tickets and deceived consumers by, among other things, selling large quantities of tickets to TicketsNow's ticket brokers, either prior to or at the time that tickets for an event go on sale, thereby forcing consumers to purchase tickets at significantly marked-up prices on TicketsNow instead of Ticketmaster.com. Plaintiff seeks actual damages or restitution in an amount to be determined at trial and attorneys fees and costs.

        On February 20, 2009, a putative class action lawsuit was filed against Ticketmaster Entertainment, Inc. in the Central District of California. The plaintiff purports to represent a nationwide class of consumers consisting of "all persons who inadvertently purchased tickets from TicketsNow.com as a result of deceptive and unfair business practices engaged in by Ticketmaster Entertainment between January 1, 2005 to the present and who were damaged thereby." The plaintiff claims that Ticketmaster Entertainment violated California's Business and Professions code by redirecting consumers from Ticketmaster.com to Ticketsnow.com, thereby engaging in false advertising and an unfair business practice by deceiving consumers into inadvertently purchasing tickets from TicketsNow for amounts greater than face value. The plaintiff claims Ticketmaster Entertainment has been unjustly enriched by this conduct and seeks compensatory damages, a refund to every class member of the difference between face value and the amount paid to TicketsNow, an injunction preventing Ticketmaster Entertainment from engaging in further unfair business practices with TicketsNow, and attorney fees and costs.

        On March 23, 2009, a purported class action complaint asserting causes of action under California's Business and Professions Code and the California Consumer Legal Remedies Act was filed against Ticketmaster Entertainment and TicketsNow. The lawsuit alleges that Ticketmaster and TicketsNow committed unfair business practices by, among other things, "redirecting" consumers from Ticketmaster.com to TicketsNow.com. Plaintiff purports to represent a nationwide class consisting of "all persons who were redirected from Ticketmaster.com to TicketsNow.com and purchased tickets above face value from TicketsNow.com." Plaintiff seeks disgorgement and restitution on behalf of the class and attorneys fees and costs.

  Securities Class Action Litigation Relating to Proposed Merger

        Two putative securities class actions were filed in California Superior Court against Ticketmaster Entertainment and its Board of Directors on February 13, 2008 and February 20, 2008, respectively. The plaintiff in the first case alleges that the Live Nation transaction (the "Transaction") delivers insufficient value to Ticketmaster Entertainment stockholders that the Board of Directors of Ticketmaster Entertainment failed to adequately consider alternative transactions; and that Ticketmaster Entertainment insiders benefit disproportionately from the Transaction. Among other things, the complaint seeks an injunction against the consummation of the Transaction and compensatory damages for Ticketmaster Entertainment stockholders. The second putative class action was filed against Ticketmaster Entertainment and the members of its Board in the same Los Angeles court in which the first complaint was filed. The focus of this case is the alleged failure of Ticketmaster Entertainment to obtain the highest price and on alleged insufficiencies in the deal protections. Also included is a disclosure claim, which alleges that Ticketmaster Entertainment wrongfully failed to disclose certain antitrust-related schedules with the merger agreement, which plaintiff alleges makes it difficult for stockholders to assess certain provisions of the merger agreement. The Company believes both actions are without merit and intends to defend them vigorously.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—FAIR VALUE MEASUREMENTS

        In accordance with SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model- based valuation techniques are not available, the Company will be required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts because of their short-term nature. Marketable securities are recognized in the balance sheets at their fair values based on quoted prices. Long-term debt is carried at cost. However, the Company is required to estimate the fair value of long-term debt under SFAS No. 107, Disclosures about Fair Values of Financial Instruments. ("SFAS No. 107") The fair value of long-term debt is estimated based on market prices or third-party quotes.

        The provisions of SFAS No. 157 related to nonfinancial assets and liabilities will be effective for the Company on January 1, 2009 in accordance with FSP FAS 157-2, Effective Date of FASB Statement No. 157 and will be applied prospectively. The Company is currently evaluating the impact that these additional provisions will have on the Company's consolidated financial statements.

        In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, to clarify how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately and applied to the Company's consolidated financial statements for the year ended December 31, 2008. The application of the provisions of FSP 157-3 did not materially impact the Company's consolidated financial statements.

        On January 1, 2008, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115 ("SFAS No. 159") became effective. SFAS No. 159 allows an entity to choose to measure certain financial instruments and liabilities at fair value on its balance sheet on a contract-by-contract basis. The Company has elected not to adopt the fair value option on SFAS No. 159 on its existing financial instruments.

        SFAS No. 157 establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets required to be carried at fair value on a recurring basis at December 31, 2008 (in thousands):

	Total	Level 1
Marketable securities	$1,495	$1,495

        The Company estimated the fair value of its long-term debt by using market prices or third party quotes. The below table summarizes the fair value estimates, at December 31, 2008 (in thousands):

	Carrying Amount	Estimated Fair Value
Long-term debt	$865,000	$532,800

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions

        In accordance with the terms of the spin-off, IAC transferred its equity investment in Front Line, valued at $125.8 million at December 31, 2007, to Ticketmaster Entertainment. Additionally, Ticketmaster Entertainment transferred its investment in Active.com, valued at $4.0 million at December 31, 2007, to IAC. The net amount of these transfers, which is included in "Net transfers from IAC" in the accompanying Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity, was $96.6 million and $(2.3) million in the years ended December 31, 2007 and 2006, respectively.

        On August 20, 2008, in conjunction with the spin-off, Ticketmaster Entertainment extinguished all intercompany receivable balances from IAC and its subsidiaries, which totaled $604.4 million by recording a non-cash distribution to IAC. See Note 14—Related Party Transactions.

Supplemental Disclosure of Cash Transactions

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash paid during the period for:
Interest	$12,940	$822	$302
Income tax payments, including amounts paid to IAC for Ticketmaster Entertainment's share of IAC's consolidated tax liability, net of tax refunds	$42,983	$96,107	$91,214

NOTE 19—BENEFIT PLANS

        During the three year period ended December 31, 2008, Ticketmaster Entertainment either participated in a retirement savings plan sponsored by IAC or had a retirement savings plan in the United States that was qualified under Section 401(k) of the Internal Revenue Code. Under the IAC plan, participating employees were permitted to contribute up to 16% of their pretax earnings, but not more than statutory limits. Ticketmaster Entertainment's match under the IAC plan was fifty cents for each dollar a participant contributed to this plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions for the IAC plan were approximately $2.6 million, $2.5 million and $2.1 million in 2008, 2007, and 2006, respectively. The increase in matching contributions for 2008 and 2007 was primarily related to increased participation in the plan. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Investment options in the plan included IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. Subsequent to the spin-off, the net assets available for benefits of the employees of Ticketmaster Entertainment were transferred from the IAC plan to a newly created Ticketmaster Entertainment plan effective January 1, 2009.

        Ticketmaster Entertainment's match under retirement savings plans sponsored by several recently acquired domestic subsidiaries is comparable to the Company's match under the IAC plan. Matching contributions under these plans were approximately $0.6 million in 2008.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—BENEFIT PLANS (Continued)

        During the three years ended December 31, 2008, Ticketmaster Entertainment also had or participated in various benefit plans, principally defined contribution plans, for its non-U.S. employees. Ticketmaster Entertainment's contributions for these plans were approximately $4.6 million, $4.1 million and $3.4 million in 2008, 2007 and 2006, respectively.

NOTE 20—RESTRUCTURING CHARGES

        During the second quarter of 2008, Ticketmaster Entertainment began a comprehensive review of its worldwide cost structure in light of significant investments that have been made through increased operating and capital expenditures, acquisitions in recent periods, and in advance of the termination of the Live Nation agreement in 2009. As a result of this review, commencing in the third quarter of 2008, Ticketmaster Entertainment began to effect a series of actions expected to reduce 2009 annual operating expenses by approximately $35 million from reductions in personnel, consolidation of customer contact centers, and the balance from reductions in other operating costs and other discretionary costs. The cost-reduction efforts were completed in the first quarter of 2009.

        In order to achieve these cost savings, certain up-front costs, principally severance costs were incurred during the third and fourth quarters of 2008. The Company recorded restructuring charges totaling $8.6 million for employee termination benefits within its Ticketing segment during the year-ended December 31, 2008.

        The following table summarizes the restructuring liabilities balance (included as a component of other accrued expenses within the accompanying consolidated balance sheets) as of December 31, 2008.

	Balance as of January 1, 2008	Charges to expense	Cash payments	Non-cash utilized	Balance as of December 31, 2008
	(in thousands)
Employee termination costs	$158	$8,628	$(3,120)	$21	$5,687

Total	$158	$8,628	$(3,120)	$21	$5,687

        The restructuring charges recorded during the year ended December 31, 2008 have been included in the following line items in the statement of operations.

(in thousands)
Cost of sales	$1,581
Selling and marketing expense	704
General and administrative expense	6,343

Total	$8,628

NOTE 21—SUBSEQUENT EVENTS

Merger Agreement with Live Nation

        On February 10, 2009, the Company signed a definitive agreement to merge with Live Nation in a stock transaction pursuant to which the Company will merge with and into an indirect, wholly-owned subsidiary of Live Nation ("Merger Sub"), with Merger Sub continuing as the surviving entity and as an

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—SUBSEQUENT EVENTS (Continued)

indirect, wholly-owned subsidiary of Live Nation and Live Nation continuing as the public parent of the combined companies. Pursuant to the terms of the merger agreement, the aggregate number of shares of Live Nation common stock that the holders of securities representing 100% of the voting power of the Company's capital stock issued and outstanding immediately prior to the consummation of the merger are entitled to receive in the merger represents 50.01% of the total voting power of the Live Nation capital stock issued and outstanding immediately following the consummation of the merger. The transaction requires, among other customary closing conditions, regulatory approvals, approval by a majority of the outstanding shares of the Company's common stock and Series A Preferred Stock, voting together as a single class, approval by a majority of the shares of Live Nation's common stock, represented in person or by proxy, and receipt of the necessary consent of lenders party to the Company's credit facility to allow the facility to remain in effect after the consummation of the merger with no default or event of default there under, resulting from the merger. Liberty Media Corporation, which beneficially owns approximately 29% of the Company's common stock, has agreed to vote in favor of the proposed transaction, subject to the terms of a voting agreement.

        In connection with the merger agreement, the Company entered into a letter agreement, dated as of February 10, 2009, with Irving Azoff pursuant to which the Company agreed, prior to the consummation of the Merger, to redeem the shares of Preferred Stock held by or on behalf of Mr. Azoff for a note (a) having terms comparable to the Ticketmaster Series A Preferred Stock (except that the note would not be convertible into shares of Ticketmaster Entertainment common stock) and (b) resulting in legal, economic and tax treatment that, in the aggregate, will be no less favorable to Mr. Azoff than such treatment with respect to the Preferred Stock.

        If the merger agreement is terminated before we complete the merger, under certain circumstances, we may be required to pay a termination fee to Live Nation in the amount of $15 million plus Live Nation's expenses.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31,	Quarter Ended June 30,	Quarter Ended September 30,	Quarter Ended December 31,
	(In thousands, except per share data)
Year Ended December 31, 2008
Revenue	$348,981	$382,369	$339,201	$383,974
Gross profit	127,959	133,820	122,508	142,349
Operating (loss) income	46,790	40,177	26,855	(1,067,965)
Net (loss) income	32,707	23,012	9,615	(1,070,833)
Earnings (loss) per share:
Basic and diluted	$0.58	$0.41	$0.17	$(18.82)
Year Ended December 31, 2007(1)
Revenue	$303,577	$293,416	$292,466	$351,018
Gross profit	118,793	109,556	111,280	134,310
Operating income	61,488	45,368	48,036	61,424
Net income	42,925	34,804	40,541	51,081
Earnings per share:
Basic and diluted	$0.76	$0.62	$0.72	$0.91

(1)
For the quarters ended March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, we computed primary and diluted earnings per share using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period.

Schedule II

TICKETMASTER ENTERTAINMENT, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2008
Allowance for doubtful accounts	$2,346	$2,409	$(192)		$(901	)(1)	$3,662
Deferred tax valuation allowance	10,722	13,779	(1,219	)(2)	—		23,282
Other reserves	—	—	—		—		—
2007
Allowance for doubtful accounts	$2,798	$496	$126		$(1,074	)(1)	$2,346
Deferred tax valuation allowance	8,116	2,606	—		—		10,722
Other reserves	39	—	(39)		—		—
2006
Allowance for doubtful accounts	$2,033	$761	$74		$(70	)(1)	$2,798
Deferred tax valuation allowance	5,404	(915)	3,627	(3)	—		8,116
Other reserves	39	—	—		—		39

(1)
Write-off of fully reserved accounts receivable.

(2)
Amount is primarily related to the valuation allowance on an equity investment deferred tax asset transferred to IAC in the spin-off, partially offset by the acquisition of Paciolan which impacted goodwill.

(3)
The December 31, 2006 balance was affected by reclassifications of valuation allowances that had previously been netted against the related deferred tax assets for net operating losses related to foreign subsidiaries of $4.0 million. The January 1, 2007 balance reflects this reclassification.