Form 10-K/A
period 2008-12-31
TICKETMASTER ENTERTAINMENT, INC.
filed 2009-04-30
CIK 1006637

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2008, there was no established public market for the registrant's common stock. Shares began trading August 21, 2008 after completion of the spin-off from IAC/InterActiveCorp.

         As of March 27, 2009, the following shares of the Registrant's common stock were outstanding: 57,329,136

 EXPLANATORY NOTE

        The Registrant hereby amends Part III contained in its Annual Report on Form 10-K for the year ended December 31, 2008 (the "Original Form 10-K"). This Amendment No. 1 on Form 10-K/A to the Original Form 10-K is being filed to include certain information required by Part III of Form 10-K concerning the Registrant's directors and executive officers, executive compensation, beneficial ownership of the Registrant's securities, certain relationships and related transactions and principal accountant fees and services.

        This Amendment No. 1 only reflects the changes discussed above. No other information included in the Original Form 10-K has been amended by this Form 10-K/A, whether to reflect any information or events subsequent to the filing of the Original Form 10-K or otherwise.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information Concerning Directors

        Ticketmaster Entertainment's Board of Directors currently consists of 11 directors. Background information about each of these directors is set forth below. References below to Ticketmaster refer to the ticketing division of Ticketmaster Entertainment for periods following the spin-off of Ticketmaster Entertainment from IAC/InterActiveCorp in August 2008, and for periods from January 2003 to August 2008 refer to the Ticketing division of IAC/InterActiveCorp.

        Irving L. Azoff, age 61, has been Chief Executive Officer of Ticketmaster Entertainment since October 29, 2008, and has been a director of the Company since January 2009. Mr. Azoff has been Chief Executive Officer of Front Line Management Group Inc. since its inception in January 2005. Mr. Azoff was previously the owner of ILA Inc., and Eagles Personal Management Inc, both artist management companies, which were sold to Front Line in January 2005.

        Terry R. Barnes, age 57, has been a director of Ticketmaster Entertainment since August 2008. Mr. Barnes has served as Vice Chairman of Ticketmaster Entertainment since October 2008 and Chairman of Ticketmaster since January 2007. Prior to that, Mr. Barnes served as Chairman and Chief Executive Officer of Ticketmaster from June 2005 to December 2006 and Chairman from January 2003 to June 2005. He was the Co-Chairman of Ticketmaster from January 2001 until January 2003 and President and Chief Executive Officer of Ticketmaster Corporation from June 1998 until January 2001. From September 1995 until June 1998, Mr. Barnes was the President and Chief Operating Officer of Ticketmaster Ticketing Company. From 1983 until September 1995, Mr. Barnes was Vice President and General Manager of numerous subsidiaries of Ticketmaster Corporation in the Midwest. Prior to joining Ticketmaster, Mr. Barnes enjoyed an expansive music industry career, including a partnership in Village Records, a custom record label with Mercury/Polygram in Indianapolis. He was also a partner in national promotion, management and publishing companies. Mr. Barnes attended Ball State University.

        Mark Carleton, age 48, has been a director of Ticketmaster Entertainment since August 2008. Mr. Carleton currently serves as a Senior Vice President of Liberty Media Corporation. Prior to that, he was employed by KPMG LLP, the audit, tax and advisory firm from July 1982 to November 2003, most recently as a Partner and National Industry Director—Communications Segment and also served on KPMG's Board. Mr. Carleton was a practicing CPA during his time at KPMG.

        Mr. Carleton was nominated as a director by Liberty Media Corporation. See "Certain Relationships and Related Party Transactions—Agreements with Liberty Media Corporation."

        Brian Deevy, age 54, has been a director of Ticketmaster Entertainment since August 2008. Mr. Deevy is Chairman and Chief Executive Officer of RBC Daniels, responsible for strategic development of the firm's business, which includes mergers & acquisitions, private equity and debt capital formation and financial advisory engagements. Mr. Deevy also has primary responsibility for RBC Daniels' Cable Television Group. Mr. Deevy joined RBC Daniels in November 1981.

        Mr. Deevy was nominated as a director by Liberty Media Corporation. See "Certain Relationships and Related Party Transactions—Agreements with Liberty Media Corporation."

        Barry Diller, age 67, has served as Chairman of the Board of Directors of Ticketmaster Entertainment since August 2008. Mr. Diller has been a director and the Chairman and Chief Executive Officer of IAC/InterActiveCorp (and its predecessors) ("IAC") since August 1995. Mr. Diller also serves as the Chairman of Expedia, Inc., which position he has held since August 2005. Prior to joining IAC, Mr. Diller was Chairman of the Board and Chief Executive Officer of QVC, Inc. from December 1992 through December 1994. From 1984 to 1992, Mr. Diller served as the Chairman of the

Board and Chief Executive Officer of Fox, Inc. Prior to joining Fox, Inc., Mr. Diller served for 10 years as Chairman of the Board and Chief Executive Officer of Paramount Pictures Corporation. Mr. Diller is currently a member of the boards of directors of The Washington Post Company and The Coca-Cola Company. He also serves on the Boards of Conservation International and The Educational Broadcasting Company. In addition, Mr. Diller is a member of the Board of Councilors for the University of Southern California's School of Cinema-Television, the New York University Board of Trustees, the Tisch School of the Arts Dean's Council and the Executive Board for the Medical Sciences of the University of California, Los Angeles.

        Jonathan L. Dolgen, age 64, has been a director of Ticketmaster Entertainment since August 2008. Since July 2004, Mr. Dolgen has also been a Senior Advisor to Viacom, Inc. ("Old Viacom"), a worldwide entertainment and media company, where he provided advisory services to the Chief Executive Officer of Old Viacom and CBS Corporation. Since the separation of Old Viacom, Mr. Dolgen has provided advisory services to the Chief Executive Officer of New Viacom, or others designated by him, on an as-requested basis. Since July 2004, Mr. Dolgen has been a private investor and since September 2004, Mr. Dolgen has been a principal of Wood River Ventures, LLC ("Wood River"), a private start-up entity that seeks investment and other opportunities and provides consulting services primarily in the media sector. Since April 2005, Mr. Dolgen, through Wood River, has had an arrangement with Madison Dearborn Partners, LLC to seek investment opportunities primarily in the media sector. From October 2006 through March 2008, Mr. Dolgen served as senior consultant for AtristDirect, Inc. From April 1994 to July 2004, Mr. Dolgen served as Chairman and Chief Executive Officer of the Viacom Entertainment Group, a unit of Old Viacom, where he oversaw various operations of Old Viacom's businesses, which during 2003 and 2004 primarily included the operations engaged in motion picture production and distribution, television production and distribution, regional theme parks, theatrical exhibition and publishing. As a result of the separation of Old Viacom, Old Viacom's motion picture production and distribution and theatrical exhibition business became part of New Viacom's businesses, and substantially all of the remaining businesses of Old Viacom overseen by Mr. Dolgen remained with CBS Corporation. Mr. Dolgen began his career in the entertainment industry in 1976, and until joining the Viacom Entertainment Group, served in executive positions at Columbia Pictures Industries, Inc., Twentieth Century Fox and Fox, Inc., and Sony Pictures Entertainment. Since August 2005, Mr. Dolgen has also been a Director of Expedia, Inc. and from October 2004 until September 2008, Mr. Dolgen was a Director of Charter Communications, Inc. Mr. Dolgen holds a B.S. from Cornell University and a J.D. from New York University.

        Diane Irvine, age 50, has been a director of Ticketmaster Entertainment since August 2008. Ms. Irvine has served as Chief Executive Officer and President of Blue Nile, Inc., an online retailer of high quality diamonds and fine jewelry in the United States, since February 2008. Prior to that, she served as President of Blue Nile beginning in February 2007 and as Blue Nile's Chief Financial Officer from December 1999 to September 2007. Prior to her tenure at Blue Nile, Ms. Irvine served as Vice President and CFO of Plum Creek Timber Company, Inc., a timberland management and wood products company, from February 1994 to May 1999, and in various capacities, most recently as a partner, with Coopers and Lybrand LLP, from September 1981 to February 1994. Ms. Irvine serves on the Board of Directors of Blue Nile, Inc. Ms. Irvine holds a B.S. in Accounting from Illinois State University and an M.S. in Taxation from Golden Gate University.

        Craig A. Jacobson, age 56, has been a director of Ticketmaster Entertainment since January 2009. Mr. Jacobson is a founding partner at the law firm of Hansen, Jacobson, Teller, Hoberman, Newman, Warren & Richman, L.L.P., where he has practiced entertainment law for the past 20 years. Mr. Jacobson is a member of the Board of Directors of Expedia, Inc., a position he has held since December 2007. Mr. Jacobson is a member of the Board of Trustees at the USC Fine Arts School and is a member of the Board of Directors of Aver Media, a privately held Canadian lending institution.

        Victor A. Kaufman, age 65, has served as Vice Chairman of the Board of Directors of Ticketmaster Entertainment since August 2008. Mr. Kaufman has been a director of IAC (and its predecessors) since December 1996 and has been Vice Chairman of IAC since October 1999. Mr. Kaufman also serves as Vice Chairman of the Board of Expedia, Inc., which position he has held since August 2005. Previously, Mr. Kaufman served in the Office of the Chairman from January 1997 to November 1997 and as Chief Financial Officer of IAC from November 1997 to October 1999. Prior to his tenure with IAC, Mr. Kaufman served as Chairman and Chief Executive Officer of Savoy Pictures Entertainment, Inc. from March 1992 and as a director of Savoy from February 1992. Mr. Kaufman was the founding Chairman and Chief Executive Officer of Tri-Star Pictures, Inc. and served in such capacities from 1983 until December 1987, at which time he became President and Chief Executive Officer of Tri-Star's successor company, Columbia Pictures Entertainment, Inc. He resigned from these positions at the end of 1989 following the acquisition of Columbia by Sony USA, Inc. Mr. Kaufman joined Columbia in 1974 and served in a variety of senior positions at Columbia and its affiliates prior to the founding of Tri-Star.

        Michael Leitner, age 41, has been a director of Ticketmaster Entertainment since August 2008. Mr. Leitner is a managing partner at Tennenbaum Capital Partners ("TCP"), a private investment firm. Prior to joining TCP in March 2005, Mr. Leitner served as Senior Vice President of Corporate Development for WilTel Communications from January 2004. Prior to that, he served as President and Chief Executive Officer of GlobeNet Communications from January 2003. Mr. Leitner currently serves as a representative for TCP on the Boards of Directors of ITC^DeltaCom, Inc., Anacomp, Inc. and as a board observer to Wild Blue Communications.

        Mr. Leitner was nominated as a director by Liberty Media Corporation. See "Certain Relationships and Related Party Transactions—Agreements with Liberty Media Corporation."

        Jonathan F. Miller, age 52, has been a director of Ticketmaster Entertainment since August 2008. Mr. Miller is the Chairman and Chief Executive of News Corp.'s digital media group, a position which he has held since April 2009. Mr. Miller was a founding partner of Velocity Interactive Group, an investment firm focusing on digital media and the consumer internet, from its inception in February 2007 until April 2009. Prior to founding Velocity, Mr. Miller served as CEO of AOL from August 2002 to December 2006. Prior to joining AOL, Mr. Miller was employed at IAC as CEO and President of USA Information and Services. Mr. Miller is on the Board of American Film Institute, Idearc Media and is a trustee of Emerson College and WNCY Public Radio in New York. Mr. Miller graduated from Harvard College in 1980.

Information Concerning Executive Officers

        Background about those individuals who currently serve as executive officers of Ticketmaster Entertainment (other than those who also serve as directors) is set forth below.

        Eric Korman, age 38, has been Executive Vice President of Ticketmaster Entertainment since August 2008 and President of Ticketmaster since October 2008 and prior to that was Executive Vice President of Ticketmaster beginning in April 2006. Prior to joining Ticketmaster, Mr. Korman served as Senior Vice President of Mergers and Acquisitions of IAC from January 2005 to April 2006. Mr. Korman joined IAC in September 2001 as Vice President of Business Development and Strategy for Electronic Commerce Services, a former subsidiary of IAC, and subsequently, he was promoted to Vice President of Strategic Planning of IAC in February 2002, and was appointed Vice President of Mergers and Acquisitions in September 2003. From June 2000 to September 2001, Mr. Korman was a principal in epartners, a $650 million venture fund backed by SOFTBANK and News Corporation. From January 2000 to May 2000, Mr. Korman served as Vice President of Digital Convergence Corporation. From 1995 to 1997, Mr. Korman served in the Corporate Business Development group of The Coca-Cola Company, and from 1993 to 1995 served in the Customer Marketing group of

Coca-Cola USA. Mr. Korman holds a Bachelor of Arts degree in Economics from Emory University and an MBA from the J.L. Kellogg Graduate School of Management. Mr. Korman sits on the Board of Directors of BET.com.

        Brian Regan, age 37, has been Executive Vice President and Chief Financial Officer of Ticketmaster Entertainment since August 2008 and, prior to that, of Ticketmaster beginning in June 2008. Prior to that, Mr. Regan was the Senior Vice President of Finance of Expedia, Inc., from March 2005 to June 2008, and had previously been Expedia's Vice President of Finance from August 2004 to March 2005. Before joining Expedia, Mr. Regan served in a variety of financial roles at LendingTree, Inc. from November 1998 to August 2004, including Vice President and Controller; Vice President of Finance and Investor Relations; and, most recently, Chief Consumer Officer. Prior to that, Mr. Regan was an auditor and consultant for PricewaterhouseCoopers LLP in its banking and securities industry practice in New York and Charlotte, North Carolina from August 1993 to November 1998. Mr. Regan earned a Bachelor of Science degree in Business Administration and Accounting from Bucknell University.

        Chris Riley, age 41, has been Senior Vice President and Acting General Counsel of the Company since October 2008. Prior to that, Mr. Riley was Senior Vice President and Deputy General Counsel of the Company beginning in January 2008, and was Vice President and Assistant General Counsel beginning in March 2005. Prior to that, Mr. Riley was Vice President and General Counsel of Match.com, L.P. from January 2003 to March 2005. Prior to that, he held various roles with the Company and its predecessor, Ticketmaster Online-Citysearch, Inc. Before joining Ticketmaster Online-Citysearch, Inc., Mr. Riley was an associate at Gibson, Dunn & Crutcher LLP in Los Angeles and Sidley & Austin in Chicago. Mr. Riley is a graduate of the University of Michigan and received his J.D. from Boalt Hall at the University of California, Berkeley.

The Board and Board Committees

        The Board currently has four standing committees: the Audit Committee, the Compensation and Human Resources Committee, the Nominating Committee and the Executive Committee.

        The following table sets forth the current members of each standing Committee, all of whom, except as noted, served in the capacities set forth below from the Company's spin-off from IAC on August 20, 2008 through December 31, 2008.

Name	Audit Committee	Compensation And Human Resources Committee	Nominating Committee (3)	Executive Committee(4)
Irving L. Azoff(1)	—	—	—	—
Terry R. Barnes	—	—	—	—
Mark Carleton	—	—	—	—
Brian Deevy*	X	—	—	—
Barry Diller	—	—	—	—
Jonathan L. Dolgen*	—	Chair	X	—
Diane Irvine*	Chair	—	—	—
Craig A. Jacobson*(2)	X	X	—	—
Victor A. Kaufman	—	—	—	X
Michael Leitner*	—	—	—	—
Jonathan F. Miller*	—	X	—	—

*
Independent Directors

(1)
Mr. Azoff was appointed to the Board on January 22, 2009.

(2)
Mr. Jacobson was appointed to the Board on January 28, 2009, at which time he was appointed to the Compensation and Human Resources Committee; he was appointed to the Audit Committee in April 2009.

(3)
There is currently a vacancy on the Nominating Committee.

(4)
There are currently two vacancies on the Executive Committee.

        Audit Committee.    The Audit Committee is appointed by the Board to assist the Board with a variety of matters described in the committee's charter, which include monitoring (1) the integrity of Ticketmaster Entertainment's financial statements, (2) the effectiveness of Ticketmaster Entertainment's internal control over financial reporting, (3) the qualifications and independence of Ticketmaster Entertainment's independent registered public accounting firm, (4) the performance of Ticketmaster Entertainment's internal audit function and independent registered public accounting firm and (5) the compliance by Ticketmaster Entertainment with legal and regulatory requirements.

        The Board has concluded that Ms. Irvine is an "audit committee financial expert," as such term is defined in applicable rules and regulations of the Securities and Exchange Commission (the "SEC").

        Compensation and Human Resources Committee.    The Compensation and Human Resources Committee is authorized to exercise all of the powers of the Ticketmaster Entertainment Board of Directors with respect to matters pertaining to compensation and benefits, including, but not limited to, salary matters, incentive/bonus plans, stock compensation plans, retirement programs and insurance plans. For additional information on Ticketmaster Entertainment's processes and procedures for the consideration and determination of executive and director compensation and the related role of the Compensation and Human Resources Committee, see the discussion under Compensation Discussion and Analysis generally and Non-Employee Director Compensation, respectively. The formal report of the Compensation and Human Resources Committee is set forth in Item 11 below.

        Nominating Committee.    The Nominating Committee is responsible for identifying individuals qualified to become members of Ticketmaster Entertainment's Board of Directors, recommending to the Board director nominees for the annual meeting of shareholders and otherwise on an as needed basis.

        Executive Committee.    The Executive Committee has all the power and authority of the Ticketmaster Entertainment Board of Directors, except those powers specifically reserved to the Ticketmaster Board of Directors by Delaware law or Ticketmaster Entertainment's organizational documents.

        Other Committees.    In addition to the foregoing committees, the Ticketmaster Entertainment Board of Directors, by resolution, may from time to time establish other committees of the Ticketmaster Entertainment Board of Directors, consisting of one or more of its directors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the of the Securities Exchange Act of 1934, as amended, requires that a company's directors and executive officers, and persons who own more than 10% of a registered class of the company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and beneficial owners of more than 10% of the company's common stock are required by the SEC to furnish the company with copies of the reports they file.

        We believe that all of our current and former directors and executive officers reported on a timely basis all transactions required to be reported by Section 16(a) during 2008.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation and Human Resources Committee Report.

        The Compensation and Human Resources Committee has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the Securities Act of 1933, as amended, and discussed it with Company management. In reliance on its review and the discussions referred to above, the Compensation and Human Resources Committee recommended to the Board that the Compensation Discussion and Analysis be included in Ticketmaster Entertainment's Annual Report on Form 10-K for the year ended December 31, 2008 and the 2009 proxy statement.

Members of the Compensation and Human Resources Committee

Jonathan L. Dolgen (Chair)
Craig A. Jacobson
Jonathan F. Miller

Compensation Discussion and Analysis

  Roles and Responsibilities

        This Compensation Discussion and Analysis describes Ticketmaster Entertainment's executive compensation program as it relates to the following "named executive officers":

Irving L. Azoff	Chief Executive Officer, Ticketmaster Entertainment
Terry R. Barnes	Chairman, Ticketmaster
Sean P. Moriarty*	President, Ticketmaster Entertainment & Chief Executive Officer, Ticketmaster
Eric Korman	Executive Vice President, Ticketmaster Entertainment & President, Ticketmaster
Brian Regan	Executive Vice President & Chief Financial Officer, Ticketmaster Entertainment
Chris Riley	Senior Vice President & Acting General Counsel, Ticketmaster Entertainment

    *
    Mr. Moriarty resigned from his employment with the Company in March 2009.

        The Board of Directors (the "Board") of Ticketmaster Entertainment, Inc. (which we refer to as "Ticketmaster Entertainment" or the "Company" in this Compensation Discussion and Analysis) has a Compensation and Human Resources Committee (which we refer to as the "Compensation Committee") that has primary responsibility for establishing the compensation of the Company's named executive officers. Ticketmaster is the ticketing division of Ticketmaster Entertainment (we refer to this entity as "Ticketmaster" in this Compensation Discussion and Analysis).

        The Compensation Committee is appointed by the Board, and consists entirely of directors who are "outside directors" for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), and "non-employee" directors for purposes of Rule 16b-3 of the Securities Exchange Act of 1934. The Compensation Committee currently consists of Messrs. Dolgen, Jacobson and Miller. The Compensation Committee is responsible for (i) administering and overseeing the Company's executive compensation program, including matters related to salary, bonus plans and stock compensation plans and (ii) approving all grants of equity awards (although compensation paid by Front Line Management Group, Inc. ("Front Line"), and equity awards with respect to Front Line common stock, must also be approved by the Board of Directors of Front Line). Mr. Dolgen is the Chairman of the Compensation Committee.

        Prior to the Company's spin-off from IAC on August 20, 2008, IAC determined the compensation of Ticketmaster Entertainment's executive officers, with IAC's General Counsel having primary responsibility for making recommendations with respect to compensation of Ticketmaster Entertainment's executive officers. During this time, IAC's Chairman and Chief Executive Officer and, where appropriate, the Compensation and Human Resources Committee of IAC's Board of Directors (the "IAC Compensation Committee") approved all material decisions with respect to compensation of Ticketmaster Entertainment's named executive officers (including approval of all IAC equity awards). From and after August 20, 2008 (the date of the spin-off), the Compensation Committee has been responsible for approving the compensation of Ticketmaster Entertainment's named executive officers.

        Ticketmaster Entertainment management, including the head of the Company's Human Resources department, participates in reviewing and refining Ticketmaster Entertainment's executive compensation program. Now that Ticketmaster Entertainment is an independent public company, Mr. Azoff, the Company's Chief Executive Officer, reviews the performance of the Company and each named executive officer with the Compensation Committee and makes recommendations with respect to the appropriate base salary, annual cash bonus and grants of long-term equity incentive awards for each named executive officer (other than Mr. Azoff). Based in part on these recommendations and other considerations described below, the Compensation Committee reviews and approves the annual compensation package of each named executive officer. The Compensation Committee utilizes tally sheets for each named executive officer when reviewing and approving each named executive officer's annual compensation package.

        The Company's management has recently engaged Mercer Human Resources Consulting ("Mercer") as an independent outside compensation consultant to advise the Compensation Committee in connection with compensation matters. During 2008, neither Company management nor the Compensation Committee engaged any compensation consultants. The Company, did, however, review survey data from the Radford Executive Survey, Radford International Survey and the Croner Executive Compensation Survey in connection with compensation decisions with respect to fiscal 2008.

        Prior to 2009, the Company did not establish a peer group for purposes of considering executive compensation recommendations and determinations. For fiscal year 2009, management reviewed with the Compensation Committee companies proposed by Mercer as peer companies for purposes of providing context for certain recommendations and determinations with respect to executive compensation matters and accepted the list of companies proposed by Mercer. The companies comprising management's recommended compensation peer group for 2009 were:

Live Nation, Inc.	Electronic Arts, Inc.
Warner Music Group Corp.	Expedia, Inc.
pricline.com, Inc.	Take-Two Interactive Software, Inc.
IAC/InterActiveCorp	Netflix, Inc.
1-800-FLOWERS.COM, Inc.	Orbitz Worldwide, Inc.
Overstock.com, Inc.

The Compensation Committee agreed with management's recommendations. Management and the Compensation Committee will review the compensation peer group on an ongoing basis to ensure that the peer group emphasizes businesses with which the Company competes for talent at both the executive and employee levels.

  Philosophy and Objectives

        Ticketmaster Entertainment's executive compensation program is designed to attract, motivate and retain highly skilled executives with the business experience and acumen that management and the Compensation Committee believe are necessary for achievement of the Company's long-term business objectives. In addition, the executive compensation program is designed to reward short-and long-term performance and to align the financial interests of our named executive officers with the interests of the Company's stockholders.

        When establishing the compensation package for a given executive, the Company has followed a flexible approach, and has made decisions based on a number of factors particular to the executive's situation, including its first hand experience with the competitive market in recruiting and retaining executives, negotiation and discussions with the relevant individual, competitive survey data, internal equity considerations and other factors the Company deems relevant at the time.

        The Company has not followed an arithmetic approach to establishing compensation levels and measuring and rewarding performance, as the Company believes this type of approach often fails to adequately take into account the multiple factors that contribute to success at the individual and business level. In any given period, Ticketmaster Entertainment may have multiple objectives, and these objectives, and their relative importance, often change as the competitive and strategic landscape shifts, even within a given compensation cycle. As a result, formulaic approaches often over-compensate or under-compensate a given performance level. Accordingly, the Company has avoided the use of strict formulas in its compensation practices and has relied primarily on a discretionary approach.

  Compensation Elements

        The Company's compensation packages for named executive officers primarily consist of salary, annual bonuses, long term incentives (typically equity awards), perquisites and other benefits. Prior to making specific decisions related to any particular element of compensation, the Company typically reviews the total compensation of each executive, evaluating the executive's total near and long-term compensation in the aggregate. The Company determines which element or combinations of compensation elements (salary, bonus or equity) can be used most effectively to further its compensation objectives. However, all such decisions are subjective, and made on the basis of the particular facts and circumstances without any prescribed relationship between the various elements of the total compensation package.

  Base Salary

        General.    The Company pays base salary in order to compensate its named executive officers for expected day-to-day performance commensurate with their individual roles and responsibilities. Base salary is typically determined upon hire, upon promotion, at the expiration and subsequent renewal of an executive's employment agreement, and at other times as appropriate.

        Prior to the spin-off, IAC established the base salaries of the Company's named executive officers, many of whom were party to individual employment agreements. From and after the spin-off, the Compensation Committee is responsible for establishing base salary levels of the named executive officers, subject to the terms of any pre-existing contractual arrangements. In determining base salaries for each named executive officer, the Compensation Committee takes into account various factors, including:

  •
  The executive's role and responsibilities;

  •
  The executive's performance;

  •
  The executive's prior experience and compensation history;

  •
  The executive's total compensation relative to competitive market data, when available;

  •
  The terms of the executive's employment agreement, if any; and

  •
  With respect to base salaries for named executive officers other than the Chief Executive Officer of Ticketmaster Entertainment and the Chairman of Ticketmaster, the recommendation of the Chief Executive Officer of Ticketmaster Entertainment and, if applicable, the Chairman of Ticketmaster.

        Mr. Azoff. In October 2008, Mr. Azoff became the Chief Executive Officer of Ticketmaster Entertainment when the Company acquired an additional, controlling interest in Front Line. Mr. Azoff was, at that time, and continues to be, the Chief Executive Officer of Front Line. Front Line pays Mr. Azoff an annual base salary of $2,000,000 pursuant to a pre-existing employment agreement between Mr. Azoff and Front Line (we refer to this agreement as the "Azoff Front Line Employment Agreement"). Mr. Azoff does not receive a base salary from Ticketmaster Entertainment.

        Mr. Moriarty. Mr. Moriarty entered into an employment agreement with the Company effective August 5, 2008, providing for a base salary of $700,000. Mr. Moriarty was previously paid at an annual base rate of $500,000 during 2007 and through August 5, 2008 at which time the $700,000 salary took effect.

        Mr. Barnes. During 2008, Mr. Barnes had an annual base salary of $600,000, pursuant to his arrangements with the Company. On April 29, 2009, based on the recommendation of Mr. Azoff and in light of Mr. Barnes' increased responsibilities as an executive of a public company, the Compensation Committee approved an increase in Mr. Barnes' annual base salary, effective immediately, to $750,000.

        Mr. Regan. Mr. Regan entered into an employment agreement with the Company, effective June 9, 2008, pursuant to which he joined the Company as Executive Vice President and Chief Financial Officer. Under the agreement, Mr. Regan receives an annual base salary of $375,000.

        Mr. Korman. Pursuant to his employment agreement with the Company, Mr. Korman received a base salary of $350,000 during 2008. On April 29, 2009, based on the recommendation of Mr. Azoff, the Compensation Committee approved an increase in Mr. Korman's annual base salary from $350,000 to $500,000, retroactive to October 22, 2008 (the date the Company agreed to acquire a controlling interest in Front Line) and from $500,000 to $750,000, retroactive to February 10, 2009 (the date the Company entered into a merger agreement with Live Nation, Inc.). Mr. Azoff's recommendation regarding the increases in Mr. Korman's base salary took into account (1) Mr. Korman's increased responsibilities as an executive of a public company, (2) Mr. Korman's promotion in October 2008 to President of Ticketmaster and (3) Mr. Korman's additional duties in connection with the Company's acquisition of a controlling interest in Front Line and the proposed merger with Live Nation, Inc. The increase in annual base salary is contingent on Mr. Korman's execution of a new employment agreement with the Company, or an amendment to his existing employment agreement.

        Mr. Riley. Pursuant to his employment agreement with the Company, Mr. Riley received a base salary of $265,000 during 2008. On April 29, 2009, based on the recommendation of Mr. Azoff and in light of Mr. Riley's assumption of the duties of acting General Counsel of the Company and the increased responsibilities relating to that role, the Compensation Committee approved an increase in Mr. Riley's annual base salary, from $265,000 to $325,000, retroactive to October 28, 2008 (the date that Mr. Riley assumed the role of acting General Counsel of the Company). The increase in annual base salary is contingent on Mr. Riley's execution of a new employment agreement with the Company, or an amendment to his existing employment agreement.

  Annual Bonuses

        General.    The Company's bonus program is designed to reward performance on an annual basis. Because of the variable nature of the bonus program, and because in any given year bonuses have the potential to make up a significant portion of an executive's total compensation, the bonus program provides an important incentive tool to achieve Ticketmaster Entertainment's annual objectives. Prior to the spin-off, IAC was responsible for determining annual bonuses for Ticketmaster Entertainment's named executive officers. From and after the spin-off, the Compensation Committee is responsible for approving bonuses of Ticketmaster Entertainment's named executive officers, subject to any pre-existing contractual obligations. Ticketmaster Entertainment generally pays bonuses after year-end following finalization of financial results for the prior year.

        2008.    On April 29, 2009, based on the recommendations of management, the Compensation Committee approved annual bonuses with respect to fiscal 2008 for the Company's named executive officers based on the factors described below:

  •
  General economic conditions;

  •
  The overall funding of the cash bonus pool;

  •
  Company performance, including year-over-year performance;

  •
  The executive's individual performance;

  •
  Contractual obligations, if any;

  •
  Competitive market data, where available;

  •
  With respect to bonuses for named executive officers other than the Chief Executive Officer of Ticketmaster Entertainment and the Chairman of Ticketmaster, the recommendation of the Chief Executive Officer of Ticketmaster Entertainment and, if applicable, the Chairman of Ticketmaster; and

  •
  With respect to the Chief Executive Officer of Ticketmaster Entertainment, the recommendation of the Chairman of the Board of Ticketmaster Entertainment and the Vice Chairman of the Board of Ticketmaster Entertainment.

In light of the foregoing considerations, on April 29, 2009, the Compensation Committee approved management's recommendations that the Company award the following bonuses in respect of calendar year 2008 to the Company's named executive officers:

Named Executive Officer	2008 Bonus
Irving L. Azoff(1)	$1,000,000
Terry R. Barnes	$300,000
Sean P. Moriarty(2)	$350,000
Eric Korman	$300,000
Brian Regan(3)	$175,000
Chris Riley	$80,000

    (1)
    Pursuant to the Azoff Front Line Employment Agreement, Mr. Azoff is entitled to a guaranteed $2,000,000 annual bonus from Front Line. Mr. Azoff received this guaranteed Front Line bonus in December 2008. In light of Front Line's exceptional performance in 2008, the Chairman of the Board of Ticketmaster Entertainment and the Vice Chairman of the Board of Ticketmaster Entertainment recommended that Front Line pay Mr. Azoff an additional $1,000,000 bonus in respect of calendar year 2008. The Compensation Committee reviewed and approved this proposal, subject to approval by the Board of Directors of Front Line.

    (2)
    Mr. Moriarty terminated employment with the Company in March 2009. The Compensation Committee approved the bonus for Mr. Moriarty subject to Mr. Moriarty's execution of a release of claims against the Company.

    (3)
    Pursuant to his employment agreement, Mr. Regan is entitled to a guaranteed bonus of $175,000 in respect of calendar year 2008.

        2009.    Based on the recommendation of management and in connection with new employment arrangements between the Company and the individuals set forth below, on April 29, 2009, the Compensation Committee approved the following new annual target bonus levels:

Named Executive Officer	2009 Target Bonus Level
Terry R. Barnes	100% of Base Salary ($750,000)
Eric Korman	100% of Base Salary ($750,000)

        The target bonus levels described above reflect the increased responsibilities that each of Mr. Barnes and Mr. Korman has as an executive of a public company. The target bonus levels are guidelines; the payment of actual bonuses is discretionary based on many factors, several of which are described above. The Compensation Committee retains the discretion to determine actual bonuses (which may be higher or lower than the targets described above), or to pay no bonuses at all.

        Based on the recommendation of management and in connection with an amendment to Mr. Riley's employment agreement, on April 29, 2009, the Compensation Committee approved a one-time stay bonus of $200,000, payable to Mr. Riley if he remains employed with the Company through January 10, 2010. In addition, Mr. Riley is entitled to the bonus if the Company terminates Mr. Riley's employment with the Company without "Cause" or Mr. Riley terminates his employment with the Company for "Good Reason" (each as defined in Mr. Riley's employment agreement), in each case prior to January 10, 2010. The bonus is designed to provide an additional retention incentive to Mr. Riley in his capacity as acting General Counsel of the Company during the Company's first full calendar year as a public company and as the Company works to complete its proposed merger with Live Nation, Inc.

  Long-Term Incentives

        General.    The Company believes that ownership shapes behavior, and that providing a meaningful portion of an executive officer's compensation in stock aligns the executive's interests with stockholder interests in a manner that drives better performance over time. Equity awards are generally designed to align the recipient's compensation with the long-term performance of the Company and to provide effective retention incentives.

        Prior to the spin-off, the IAC Compensation Committee approved all equity grants to Ticketmaster Entertainment employees, based on:

  •
  recommendations by IAC management regarding the overall size of the Company equity pool (taking into account historical practices with respect to equity awards, its view of market compensation generally, the dilutive impact of equity grants across IAC, and other relevant factors);

  •
  recommendations by IAC management regarding specific equity awards to Mr. Moriarty and Mr. Barnes (based on a number of subjective factors, including past contribution, retention risk, contribution potential, and market data); and

  •
  recommendations by Mr. Moriarty regarding the allocation of equity awards among the Company's other employees (based on a number of subjective factors, including past contribution, retention risk, contribution potential, and market data).

The meeting of the IAC Compensation Committee at which annual equity awards were made in 2008 was scheduled months in advance and without regard to the timing of the release of earnings or other material non-public information.

        From and after the spin-off, the Compensation Committee reviews and approves all equity awards made to Company employees, including the Chief Executive Officer of Ticketmaster Entertainment, the Chairman of Ticketmaster and the other named executive officers, pursuant to the terms of the Compensation Committee's charter and the Company's 2008 Annual Stock and Incentive Plan (which we refer to as the "2008 Plan"). In addition to approval by the Compensation Committee, equity awards with respect to the common stock of Front Line must be approved by the Board of Directors of Front Line. The Compensation Committee generally expects that, in the future, it will approve annual equity awards following the finalization of financial results for the prior fiscal year.

        Restricted Stock Units.    Until 2008, IAC used restricted stock units (or "RSUs") as its exclusive equity compensation tool for Ticketmaster Entertainment's named executive officers. Through 2006, these awards generally provided for vesting either in equal annual installments over five years ("annual vesting RSUs"), or on a cliff-vesting basis at the end of five years ("cliff-vesting RSUs"). Annual vesting RSUs were intended to provide frequent rewards and near-term retention incentives, while cliff-vesting RSUs were intended to provide a long-term retention mechanism.

        In February 2007, IAC implemented a new equity instrument, "Growth Shares," which are RSU grants that cliff vest at the end of three years in varying amounts depending upon growth in IAC's publicly reported metric, Adjusted Earnings Per Share (with certain adjustments). These awards were introduced throughout IAC to more closely link long-term rewards with IAC's overall performance and to provide a greater retentive effect by giving employees the opportunity to earn greater amounts through improved IAC performance. However, in connection with the spin-off, these awards were converted into three-year cliff-vesting awards at the "target" value (or 50% of the shares actually granted), and no longer will vest based on IAC's performance.

        Notwithstanding the fact that the Company currently intends to utilize stock options as its primary equity compensation vehicle in the future (see below), management also expects to continue to award RSUs to new hires. In general, Ticketmaster Entertainment RSUs granted by the Company will vest in equal annual installments over four years, though different vesting schedules may apply as circumstances warrant.

        Stock Options.    In 2008, prior to the spin-off, IAC used non-qualified stock options as its primary equity compensation tool for Ticketmaster Entertainment's named executive officers. IAC used stock options in part because IAC believed that, following the spin-off, Ticketmaster Entertainment's performance would more closely correlate to the Ticketmaster Entertainment stock price than it did to IAC's stock price prior to the spin-off and would therefore provide an effective incentive to Ticketmaster Entertainment executives when the IAC stock options converted into Ticketmaster Entertainment stock options in connection with the spin-off. Stock options granted pursuant to IAC's compensation program generally vest in equal annual installments over four years.

        For the reasons described in the immediately preceding paragraph, the Company currently intends to continue to use stock options as its primary vehicle for equity compensation. In general, stock options approved by the Compensation Committee will vest in equal annual installments over four years and have a ten-year term, and will have a strike price equal to or greater than the closing price of Ticketmaster Entertainment common stock on the date of grant.

        2008.    In 2008, Mr. Barnes and Mr. Korman each received options with respect to 100,000 shares of IAC that vest in equal annual installments over four years, and Mr. Korman also received 16,000 RSUs with respect to IAC common stock that will cliff vest after three years. These awards were granted by IAC as a means of increasing the stakes of these two key executives prior to the spin-off.

Based on Mr. Moriarty's recommendation, Mr. Riley received options with respect to 7,500 shares of IAC in 2008. Mr. Regan received options with respect to 150,000 shares of IAC and 20,000 RSUs with respect to IAC common stock pursuant to the terms of his employment agreement with the Company. The IAC Compensation Committee approved each of the foregoing awards, and adjusted each award pursuant to the spin-off into Ticketmaster Entertainment awards having similar terms and conditions. The "Grants of Plan Based Awards" table reflects the foregoing awards in shares of Ticketmaster Entertainment, as adjusted pursuant to the spin-off.

        Pursuant to the terms of his employment agreement with the Company, following the spin-off, Mr. Moriarty received: an option with respect to 112,460 shares of Ticketmaster Entertainment with a per share exercise price of $30.90, an option with respect to 140,628 shares of Ticketmaster Entertainment with a per share exercise price of $39.81 and an option with respect to 187,623 shares of Ticketmaster Entertainment with a per share exercise price of $48.71. In addition, Mr. Moriarty received 92,421 restricted stock units of Ticketmaster Entertainment pursuant to his employment agreement. For purposes of preserving the deductibility of the compensation expense related to Mr. Moriarty's 2008 award of Ticketmaster Entertainment restricted stock units, vesting of the award was made subject to the requirement that the Company's 2009 adjusted EBITDA exceed 2008 Adjusted EBITDA ($257.7 million). This goal has not yet been satisfied.

        Before joining Ticketmaster Entertainment as its Chief Executive Officer, Mr. Azoff served as the Chief Executive Officer of Front Line, a position Mr. Azoff continues to hold today. Mr. Azoff co-founded Front Line in 2005. Prior to Ticketmaster Entertainment's acquisition of a controlling interest in Front Line and prior to Ticketmaster Entertainment's spin-off from IAC, Front Line granted to the Azoff Family Trust of 1997, dated May 27, 1997, as amended (the "Azoff Family Trust"), of which Mr. Azoff is co-Trustee, 41,294.236 shares of Front Line restricted common stock. This award of Front Line restricted common stock reflects Mr. Azoff's role as one of the founders of Front Line and the significant, ongoing value of Mr. Azoff's entrepreneurial efforts in building the Front Line business.

        Ticketmaster Entertainment acquired a controlling interest in Front Line on October 29, 2008, at which time Mr. Azoff became Chief Executive Officer of Ticketmaster Entertainment. Under the terms of his employment agreement with Ticketmaster Entertainment, the Company granted to Mr. Azoff options with respect to 2,000,000 shares of Ticketmaster Entertainment on October 29, 2008. The options have a ten-year term, vest in equal annual installments over 4 years (on October 29, 2009, 2010, 2011 and 2012), and have an exercise price per share of $20 (218.8% of the fair market value of Ticketmaster Entertainment common stock on the date of grant). In addition, in consideration of the cancellation of 25,918.276 of the shares of Front Line restricted common stock described in the immediately preceding paragraph, the Company granted to the Azoff Family Trust 1,750,000 shares of restricted Series A Convertible Preferred Stock of Ticketmaster Entertainment (with a face value of $35 million) (the "Azoff Restricted Preferred Stock"), and 1,000,000 shares of restricted common stock of Ticketmaster Entertainment (the "Azoff Restricted Common Stock"), each of which grants generally cliff vests on October 29, 2013. The grants described above resulted from an arms length negotiation between Mr. Azoff and the Company, pursuant to which the Company acquired a controlling interest in Front Line (including by virtue of the cancellation of a portion of the Azoff Family Trust's shares of Front Line restricted common stock) and Mr. Azoff became Chief Executive Officer of the Company. The grant date value of the Azoff Restricted Preferred Stock and the Azoff Restricted Common Stock generally was intended to match the value of the shares of Front Line restricted common stock forfeited by the Azoff Family Trust. Moreover, the vesting conditions of the Azoff Restricted Preferred Stock and the Azoff Restricted Common Stock generally were intended to match the vesting conditions of the forfeited Front Line restricted common stock.

        The terms of the Azoff Restricted Preferred Stock are governed by a certificate of designations. Under this certificate of designations, the Azoff Restricted Preferred Stock has a face value of $20 per share ($35 million in the aggregate) and has a 3% annual paid in kind dividend. In addition, the Azoff

Restricted Preferred Stock is mandatorily redeemable by the Company at its liquidation preference on October 29, 2013. At Mr. Azoff's election, the Azoff Restricted Preferred Stock is convertible at any time prior to redemption into shares of restricted common stock of the Company based on a conversion price of $20 per share of Company common stock.

        2009.    The Compensation Committee approved 2009 annual equity awards on April 29, 2009. In general, when making recommendations to the Compensation Committee with respect to the Company-wide equity grant pool, management considers the following factors:

  •
  Dilution rates, taking into account employee turnover;

  •
  Non-cash compensation as a percentage of the Company's EBITDA;

  •
  Equity compensation utilization by peer companies; and

  •
  Competitive compensation market data.

        For specific grants to named executive officers, management's recommendations take into account a number of factors, including the following:

  •
  Individual performance and future potential of the executive;

  •
  Tenure of the executive;

  •
  Award size relative to similarly situated executives of the Company;

  •
  The size and value of previous grants and the amount of outstanding, unvested equity awards; and

  •
  Competitive compensation market data, to the extent that the available data is comparable.

        The Compensation Committee reviews the various factors considered by management when it establishes Company-wide equity grant pools and awards for individual named executive officers. In light of the foregoing factors, on April 29, 2009, the Compensation Committee granted options with respect to 250,000 shares of Ticketmaster Entertainment common stock to Mr. Barnes, options with respect to 300,000 shares of Ticketmaster Entertainment common stock to Mr. Korman, options with respect to 87,500 shares of Ticketmaster Entertainment common stock to Mr. Regan and options with respect to 52,500 shares of Ticketmaster Entertainment common stock to Mr. Riley. Each of the stock options described in the immediately preceding sentence (1) will vest in equal annual installments over four years, (2) will have a per share exercise price equal to $5.33, the fair market value of a share of Ticketmaster Entertainment common stock on April 29, 2009, and (3) will have a ten-year term. The Compensation Committee believes that these awards provide meaningful long-term retention and performance incentives for key members of Ticketmaster Entertainment's management team.

  Change of Control and Severance

        The Company believes that providing executives with severance and change of control protection is critical to allowing executives to fully value the forward looking elements of their compensation packages, and therefore limit retention risk during uncertain times. Accordingly, Ticketmaster Entertainment employment agreements generally provide for salary continuation in the event of certain employment terminations, and Ticketmaster Entertainment equity awards generally provide for varying degrees of accelerated vesting in the event of a change of control of the Company. For more information on change of control and severance benefits that may become payable to the Company's named executive officers in certain situations, please see the table and discussion set forth below under the heading "Elements of Post-Termination Compensation."

  Other Compensation

        Under limited circumstances, certain Ticketmaster Entertainment executive officers have received non-cash and non-equity compensatory benefits. The values of these benefits are reported in a table that is part of footnote 9 to the Summary Compensation Table set forth below. The named executive officers did not participate in any deferred compensation or retirement program in 2008 other than IAC's 401(k) plan, in the case of all of the named executive officers other than Mr. Azoff, and Front Line's 401(k) plan, in the case of Mr. Azoff. Effective December 31, 2008, the Company established its own 401(k) plan and transitioned the balances held by Company employees in IAC's 401(k) plan to this new Ticketmaster Entertainment 401(k) plan. The named executive officers are eligible to participate in Ticketmaster Entertainment's new 401(k) plan.

  Risk Assessment

        Together with management, the Compensation Committee has considered the impact of the Company's executive compensation programs on executive risk taking. The Company's executive compensation program is designed to reward short- and long-term performance and to align the financial interests of executive officers with the interests of the Company's stockholders. The mix of cash and equity awards provides an appropriate balance between short-term and long-term risk and reward decisions. Company equity awards vest over multi-year periods that focus executives on the Company's long-term interests. Annual bonuses (other than Mr. Azoff's guaranteed bonus from Front Line) are generally subject to final approval of the Compensation Committee, which generally has sole discretion to reduce or eliminate a bonus for any reason, including a determination that an executive caused the Company to take unnecessary or excessive risks. The Company's long-standing culture emphasizes incremental, continuous improvement and sustained stockholder value creation. Based on these and other considerations, the Compensation Committee has concluded that the Company's executive compensation programs do not incentivize executives to take unnecessary or excessive risks that could threaten the value of the Company, and appropriately align executives' interests with those of the Company's stockholders.

  Tax Deductibility

        Section 162(m) of the Code generally permits a tax deduction to public corporations for compensation over $1 million paid in any fiscal year to a corporation's chief executive officer or certain other highly compensated executive officers only if the compensation qualifies as being performance-based under Section 162(m). IAC's practice has historically been to structure Ticketmaster Entertainment's compensation program in such a manner so that the compensation is deductible by IAC for federal income tax purposes. However, certain compensatory arrangements established prior to the spin-off that were or will be paid following the spin-off may not constitute deductible compensation for purposes of Ticketmaster Entertainment's federal income taxes.

        Ticketmaster Entertainment intends to structure its compensation policies to qualify as performance-based under Section 162(m) of the Code whenever it is reasonably possible to do so while also meeting Ticketmaster Entertainment's compensation objectives. Nonetheless, from time to time, certain non-deductible compensation may be paid, and the Board and the Compensation Committee reserve the authority to award non-deductible compensation to named executive officers in appropriate circumstances. In addition, it is possible that some compensation paid pursuant to certain equity awards that have already been granted may be non-deductible as a result of Section 162(m) of the Code.

Executive Compensation

  Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)		All Other Compensation ($)(9)	Total ($)
Irving L. Azoff	2008	350,684	(2)	3,000,000	(3)	2,011,013	(4)	428,176	(5)	65,621	5,855,494
Chief Executive Officer, Ticketmaster Entertainment
Terry R. Barnes	2008	600,000		300,000		39,833		229,281		65,536	1,234,650
Chairman, Ticketmaster	2007	600,000		375,000		959,988		—		38,239	1,973,227
Sean P. Moriarty(6)	2008	611,538		350,000		630,983		139,020		6,900	1,738,441
President, Ticketmaster Entertainment & Chief Executive Officer, Ticketmaster	2007	500,000		375,000		1,241,277		—		6,300	2,122,577
Eric Korman	2008	350,000		300,000		390,151		229,281		2,019	1,271,451
Executive Vice President,	2007	350,000		240,000		621,576		—		9,571	1,221,147
Ticketmaster Entertainment & President, Ticketmaster
Brian Regan	2008	211,643	(7)	350,000	(8)	44,989		175,722		65,222	847,576
EVP & CFO, Ticketmaster Entertainment
Chris Riley	2008	265,000		80,000		13,623		17,196		6,663	382,482
SVP & Acting General Counsel, Ticketmaster Entertainment

(1)
Reflects the dollar amount recognized by the Company for financial statement reporting purposes for the fiscal years ended December 31, 2008, and, where applicable, December 31, 2007, in accordance with SFAS 123R, for (i) RSUs and stock options awarded in and prior to 2008 under IAC's stock and annual incentive plans that were converted into Ticketmaster Entertainment awards in connection with the spin-off; (ii) RSUs and stock options awarded by Ticketmaster Entertainment in 2008 following the spin-off; and (iii) with respect to Mr. Azoff, awards of (A) Front Line restricted common stock, (B) an option to purchase shares of Front Line common stock, (C) Azoff Restricted Common Stock and (D) Azoff Restricted Preferred Stock. These amounts do not represent the value of equity compensation awarded or realized in 2008. For further discussion of the Company's accounting for equity awards, see note 12 of the Company's audited consolidated financial statements for the fiscal year ended December 31, 2008 included in its Annual Report on Form 10-K filed with the Securities Exchange Commission ("SEC") on March 31, 2009. For information regarding awards made and value realized by the named executive officers pursuant to those awards, in each case during 2008, see the Grants of Plan-Based Awards and Option Exercises and Stock Vested tables below.

(2)
Mr. Azoff joined the Company on October 29, 2008. The salary amount for 2008 represents salary actually earned by Mr. Azoff in 2008 from and after the date he joined the Company, based on an annual rate of $2,000,000, which was the full amount of base salary paid to him by Front Line in 2008. Mr. Azoff does not receive any additional base salary from Ticketmaster Entertainment.

(3)
Represents the guaranteed bonus paid to Mr. Azoff by Front Line under the Azoff Front Line Employment Agreement ($2,000,000) plus a discretionary bonus from Front Line ($1,000,000).

(4)
Represents (i) $1,040,339 of expense recognized by the Company relating to the Azoff Restricted Preferred Stock, plus (ii) $733,270 of expense recognized by the Company relating to shares of Front Line restricted common stock from October 29, 2008 (the date the Company acquired a controlling interest in Front Line and Mr. Azoff became Chief Executive Officer of Ticketmaster Entertainment) through December 31, 2008, plus (iii) $237,403 of expense recognized by the Company relating to the Azoff Restricted Common Stock. Each of the Azoff Restricted Preferred Stock, the Front Line restricted common stock, and the Azoff Restricted Common Stock is held by the Azoff Family Trust. The amounts shown in respect thereof are attributed to Mr. Azoff for purposes of this Table pursuant to the rules and regulations of the SEC, as Mr. Azoff is co-Trustee of the Azoff Family Trust.

(5)
Represents (i) $349,390 of expense recognized by the Company relating to options to purchase Ticketmaster Entertainment common stock, plus (ii) $78,786 of expense recognized by the Company relating to options to purchase Front Line common stock from October 29, 2008 (the date the Company acquired a controlling interest in Front Line and Mr. Azoff became Chief Executive Officer of Ticketmaster Entertainment) through December 31, 2008.

(6)
Mr. Moriarty resigned from the Company in March 2009. Payment of the $350,000 bonus reported in the table will be subject to Mr. Moriarty's execution and non-revocation of a release of claims against the Company.

(7)
Mr. Regan joined the Company in June 2008. The salary amount for 2008 represents salary actually earned by Mr. Regan in 2008 from and after the date he joined the Company, based on an annual rate of $375,000.

(8)
Includes a signing bonus of $175,000 paid to Mr. Regan in 2008 and an annual bonus of $175,000.

(9)
See the table below for additional information on amounts of all other compensation paid to named executive officers during 2008. Pursuant to SEC rules, perquisites and personal benefits are not reported for any named executive for whom such amounts were less than $10,000 in the aggregate for the fiscal year.

	Irving L. Azoff	Terry R. Barnes	Sean P. Moriarty	Eric Korman	Brian Regan	Chris Riley
Premium for Supplemental Life, Health and Disability Insurance	—	$40,697	—	—	—	—
Relocation Expenses	—	—	—	—	$38,750	—
Tax gross-up for Relocation Expenses	—	—	—	—	$26,296	—
401(K) Plan Company Match	—	$6,900	$6,900	$2,019	$176	$6,663
Auto Expenses	$65,621	$2,722	—	—	—	—
Other Medical Expenses	—	$9,321	—	—	—	—
Tax gross up for Other Medical Expenses	—	$5,896	—	—	—	—
Total All Other Compensation	$65,621	$65,536	$6,900	$2,019	$65,222	$6,663

  Employment Agreements with Irving L. Azoff

  Agreement with Front Line

        Front Line and Mr. Azoff entered into the Azoff Front Line Employment Agreement on May 11, 2007. The agreement has a 7-year term, and provides that Mr. Azoff will serve as Chief Executive Officer of Front Line. Under the terms of the Azoff Front Line Employment Agreement, Mr. Azoff is entitled to an annual base salary of $2,000,000 and is entitled to a guaranteed annual bonus of $2,000,000 during the term of the agreement. The Azoff Front Line Employment Agreement contains customary confidentiality, non-competition, non-solicitation, cooperation and indemnification provisions.

  Agreement with Ticketmaster Entertainment

        In connection with the Company's acquisition of an additional, controlling interest in Front Line, Ticketmaster Entertainment and Mr. Azoff entered into an employment agreement that became effective on October 29, 2008. The agreement has a term continuing through May 11, 2014, and provides that Mr. Azoff will serve as Chief Executive Officer of Ticketmaster Entertainment, reporting to the Chairman of the Board and the Board. Mr. Azoff's employment agreement with the Company provides that the Azoff Front Line Employment Agreement will remain in effect unless and until it is terminated in accordance with its terms. Accordingly, Mr. Azoff continues to receive base salary and annual bonuses under the Azoff Front Line Employment Agreement. He receives no additional base salary under his agreement with the Company, but is eligible to receive discretionary annual bonuses from the Company.

        For a description of provisions of Mr. Azoff's employment agreements applicable upon a termination of employment, please see the section below entitled, "Elements of Post-Termination Compensation—Irving Azoff" on page 28.

  Employment Agreement with Sean Moriarty

        The Company and Mr. Moriarty entered into a four-year employment agreement, effective as of the date of the spin-off from IAC (August 20, 2008). Pursuant to the agreement, Mr. Moriarty served as President and Chief Executive Officer of the Company through October 29, 2008. On October 29, 2008, Mr. Azoff became Chief Executive Officer of Ticketmaster Entertainment, and Mr. Moriarty became President of Ticketmaster Entertainment and Chief Executive Officer of Ticketmaster.

Mr. Moriarty subsequently resigned from the Company in March 2009. Under the terms of his employment agreement, Mr. Moriarty received an annualized base salary of $700,000, and was eligible to receive discretionary annual bonuses, with a target bonus of 100% of base salary.

        For a description of provisions of Mr. Moriarty's employment agreement applicable upon a termination of employment, please see the section below entitled, "Elements of Post-Termination Compensation—Sean Moriarty" on page 29. Mr. Moriarty's employment agreement contains customary confidentiality, non-solicitation, cooperation and indemnification provisions.

  Employment Agreement with Eric Korman

        The Company and Mr. Korman entered into a three-year employment agreement, effective April 10, 2006. Pursuant to the agreement, Mr. Korman serves as Executive Vice President of the Company; in addition, in October 2008, Mr. Korman became President of Ticketmaster, with the other terms of his employment agreement with the Company remaining unchanged. Under the terms of his employment agreement with the Company, in 2008 Mr. Korman received an annualized base salary of $350,000. He also received a one-time signing bonus of $150,000 upon execution of his employment agreement, as well as restricted stock units of IAC (Mr. Korman's agreement was entered into prior to the spin-off) with a grant date value of $250,000. Mr. Korman is eligible to receive a discretionary annual bonus during the term of his employment. Mr. Korman's employment agreement also provides for relocation assistance in connection with Mr. Korman's move from the New York, New York area to the Los Angeles, California area. On April 29, 2009, based on the recommendation of Mr. Azoff, the Compensation Committee approved an increase in Mr. Korman's annual base salary from $350,000 to $500,000, retroactive to October 22, 2008 (the date the Company agreed to acquire a controlling interest in Front Line) and from $500,000 to $750,000, retroactive to February 10, 2009 (the date the Company entered into a merger agreement with Live Nation, Inc.). Mr. Azoff's recommendation regarding the increases in Mr. Korman's base salary took into account (1) Mr. Korman's increased responsibilities as an executive of a public company, (2) Mr. Korman's promotion in October 2008 to President of Ticketmaster and (3) Mr. Korman's additional duties in connection with the Company's acquisition of a controlling interest in Front Line and the proposed merger with Live Nation, Inc. The increase in annual base salary is contingent on Mr. Korman's execution of a new employment agreement with the Company, or an amendment to his existing employment agreement.

        For a description of provisions of Mr. Korman's employment agreement applicable upon a termination of employment, please see the section below entitled, "Elements of Post-Termination Compensation—Eric Korman" on page 31. Mr. Korman's employment agreement contains customary confidentiality, non-solicitation, cooperation and indemnification provisions.

  Employment Agreement with Brian Regan

        The Company and Mr. Regan entered into a three-year employment agreement, effective June 9, 2008. Pursuant to the agreement, Mr. Regan serves as Executive Vice President and Chief Financial Officer of the Company. Under the terms of his employment agreement with the Company, Mr. Regan receives an annualized base salary of $375,000. Mr. Regan is eligible to receive a discretionary annual bonus during the term of his employment. His employment agreement provides that he will receive a minimum annual bonus of $175,000 in respect of 2008 performance. Mr. Regan also received a signing bonus of $175,000 pursuant to his employment agreement, which is subject to forfeiture in the event Mr. Regan resigns without "Good Reason," or is terminated by the Company for "Cause" (each as defined in his employment agreement with the Company) prior to June 9, 2009. Mr. Regan's employment agreement also provides for relocation assistance in connection with Mr. Regan's move from the Seattle, Washington area to the Los Angeles, California area and a gross-up payment for any taxes relating to the payment of relocation expenses.

        For a description of provisions of Mr. Regan's employment agreement applicable upon a termination of employment, please see the section below entitled, "Elements of Post-Termination Compensation—Brian Regan" on page 31.

  Employment Agreement with Chris Riley

        The Company and Mr. Riley entered into an employment agreement effective as of January 10, 2005. This agreement was subsequently amended as of January 4, 2008 to, among other things, extend the term of the original agreement and provide for a new base salary. Pursuant to his employment agreement with the Company, Mr. Riley served as Senior Vice President and Deputy General Counsel through October 2008. In October 2008, Mr. Riley became Senior Vice President and Acting General Counsel of the Company, with the other terms of his employment agreement remaining unchanged. Under the terms of his employment agreement with the Company, Mr. Riley received an annualized base salary of $265,000 in 2008, and he is eligible to receive a discretionary annual bonus. On April 29, 2009, based on the recommendation of Mr. Azoff and in light of Mr. Riley's assumption of the duties of acting General Counsel of the Company and the increased responsibilities relating to that role, the Compensation Committee approved an increase in Mr. Riley's annual base salary, from $265,000 to $325,000, retroactive to October 28, 2008 (the date that Mr. Riley assumed the role of acting General Counsel of the Company). The increase in annual base salary is contingent on Mr. Riley's execution of a new employment agreement with the Company, or an amendment to his existing employment agreement.

        For a description of provisions of Mr. Riley's employment agreement applicable upon a termination of employment, see "Elements of Post-Termination Compensation—Chris Riley" on page 31. Mr. Riley's employment agreement contains customary confidentiality, non-solicitation, cooperation and indemnification provisions.

  Compensation of Terry Barnes

        The Company and Mr. Barnes were parties to an employment agreement that expired in accordance with its terms on January 31, 2008. Since the expiration of his employment agreement, Mr. Barnes has continued to serve as Chairman of Ticketmaster as an employee-at-will. Pursuant to his arrangements with the Company, Mr. Barnes received an annual base salary of $600,000 in 2008 and is eligible to receive discretionary annual bonuses. On April 29, 2009, based on the recommendation of Mr. Azoff and in light of Mr. Barnes' increased responsibilities as an executive of a public company, the Compensation Committee approved an increase in Mr. Barnes' annual base salary, effective immediately, to $750,000. Mr. Barnes continues to receive benefits under the Company's welfare benefit plans, practices policies and programs to the same extent these programs are applicable to other peer executives at the Company. The Company has also agreed to pay for a supplemental health, life and disability insurance policy for Mr. Barnes, as well as other miscellaneous medical expenses for Mr. Barnes and his family. Mr. Barnes also receives reimbursement for certain auto expenses pursuant to his arrangement with the Company.

  Grants of Plan-Based Awards

        The table below provides information regarding equity awards granted to our named executive officers in 2008. All awards were made pursuant to the 2008 Plan (either as a new grant subsequent to the spin-off from IAC or as a conversion of a grant previously made by IAC under its plans), except as indicated in notes (2) and (3) below. For the vesting schedule of these awards, please see the notes to the "Outstanding Equity Awards at Fiscal Year-End" table below.

Name	Grant Date		Plan Granted Under	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards(1)
Irving L. Azoff	10/29/08		2008 Plan	—		2,000,000	$20.00	(3)	$8,385,366
	10/29/08		None	1,750,000	(2)	—	—		$40,075,000
	10/29/08		None	1,000,000	(4)	—	—		$9,140,000
Terry R. Barnes	1/31/08	(5)	2008 Plan	—		81,331	$28.24		$1,000,500
Sean P. Moriarty	8/21/08		2008 Plan	92,421		—	—		$2,000,000
	8/21/08		2008 Plan	—		112,460	$30.90	(6)	$560,532
	8/21/08		2008 Plan	—		140,628	$39.81	(7)	$477,100
	8/21/08		2008 Plan	—		187,623	$48.71	(8)	$445,254
Eric Korman	1/31/08	(5)	2008 Plan	13,013		—	—		$407,043
	1/31/08	(5)	2008 Plan	—		81,331	$28.24		$1,000,500
Brian Regan	6/9/08	(5)	2008 Plan	16,267		—	—		$385,621
	6/9/08	(5)	2008 Plan	—		121,996	$23.71		$1,246,500
Chris Riley	1/31/08	(5)	2008 Plan	—		6,100	$28.24		$75,038

(1)
Reflects the full grant date fair value, calculated in accordance with FAS 123R. The amounts reflect the Company's accounting expense, and may not correspond to the actual value that will be recognized by the named executive officers.

(2)
Represents the 1,750,000 shares of Azoff Restricted Preferred Stock ($35 million grant date face value) granted to the Azoff Family Trust in consideration of the cancellation of certain equity in Front Line held by the Azoff Family Trust. This award was not made pursuant to the 2008 Plan or any other plan of the Company. The Company made the award pursuant to the inducement grant provisions of the Nasdaq Market Place Rules. Pursuant to Mr. Azoff's employment agreement with the Company, the Azoff Restricted Preferred Stock will cliff-vest and will become mandatorily redeemable by the Company at its liquidation preference of $20 per share (plus accrued dividends) on October 29, 2013. At Mr. Azoff's election, the Azoff Restricted Preferred Stock is convertible at any time prior to redemption into shares of restricted common stock of the Company based on a conversion price of $20 per share of Company common stock.

(3)
The per share exercise price of stock options pursuant to this grant equals 218.8% of the closing price of Ticketmaster Entertainment common stock on the date of grant (which was $9.14).

(4)
Represents the 1,000,000 shares of Azoff Restricted Common Stock granted to the Azoff Family Trust in consideration of the cancellation of certain equity in Front Line held by the Azoff Family Trust. This award was not made pursuant to the 2008 Plan or any other plan of the Company. The Company made the award pursuant to the inducement grant provisions of the Nasdaq Market Place Rules.

(5)
Represents a grant of IAC equity made by IAC prior to the spin-off that was subsequently converted into Ticketmaster Entertainment equity in connection with the spin-off. The number of RSUs or options shown represents the number of Ticketmaster Entertainment RSUs or options issued in respect of the original IAC award upon conversion in the spin-off. The grant date fair value for these awards represents the fair value of the award on the original date of grant by IAC, calculated in accordance with note (1) above.

(6)
The per share exercise price of stock options pursuant to this grant equals 133.8% of the closing price of Ticketmaster Entertainment common stock on the date of grant (which was $23.09).

(7)
The per share exercise price of stock options pursuant to this grant equals 172.4% of the closing price of Ticketmaster Entertainment common stock on the date of grant (which was $23.09).

(8)
The per share exercise price of stock options pursuant to this grant equals 211% of the closing price of Ticketmaster Entertainment common stock on the date of grant (which was $23.09).

  Outstanding Equity Awards at Fiscal Year-End

        The table below provides information regarding various equity awards held by our named executive officers as of December 31, 2008. The market value of all RSU and restricted stock awards is based on the closing price of Ticketmaster Entertainment common stock as of December 31, 2008 ($6.42).

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Irving L. Azoff(1)	—	2,000,000	(2)	—	$20	10/29/18	—		—
	—	—		—	—	—	1,000,000	(3)	6,420,000
	—	—		—	—	—	1,750,000	(4)	11,235,000
Terry R. Barnes	3,501	—		—	$38.12	12/20/09	—		—
	7,853	—		—	$40.74	3/19/12	—		—
	—	81,331	(5)	—	$28.24	2/18/08	—		—
Sean P. Moriarty	—	—		—	—	—	9,406	(6)	60,387
	—	—		—	—	—	4,899	(7)	31,452
	—	—		—	—	—	8,048	(8)	51,668
	—	—		—	—	—	14,211	(9)	91,235
	—	—		—	—	—	92,421	(10)	593,343
	4,674	—		—	$57.51	12/27/09	—		—
	—	112,460	(11)	—	$30.90	8/21/18	—		—
	—	140,628	(11)	—	$39.81	8/21/18	—		—
	—	187,623	(11)	—	$48.71	8/21/18	—		—
Eric Korman	—	—		—	—	—	3,507	(12)	22,515
	—	—		—	—	—	4,601	(13)	29,538
	—	—		—	—	—	2,450	(7)	15,729
	—	—		—	—	—	8,002	(14)	51,373
	—	—		—	—	—	7,106	(9)	45,621
	—	81,331	(5)	—	$28.24	1/31/18	—		—
Brian Regan	—	121,996	(15)	—	$23.71	6/30/12	—		—
	—	—		—	—	—	16,267	(16)	104,434
Chris Riley	467	—		—	$36.60	3/31/10	—		—
	670	—		—	$40.73	3/19/12	—		—
	1,752	—		—	$57.51	12/27/09	—		—
	—	6,100	(17)	—	$28.24	1/31/18	—		—
	—	—		—	—	—	140	(9)	899
	—	—		—	—	—	506	(7)	3,249
	—	—		—	—	—	644	(12)	4,134

(1)
The Azoff Family Trust also owns 15,375.96 shares of Front Line restricted common stock (not reflected in the table above) that will cliff vest on October 29, 2013, and Mr. Azoff holds options to acquire an additional 3,402 shares of Front Line common stock (not reflected in the table above), of which (i) one-third have a per share exercise price of $1,800, one-third have a per share exercise price of $3,600 and one-third have a per share exercise price of $5,400. Each of the three tranches of Mr. Azoff's options to acquire Front Line common stock was 80% vested as of December 31, 2008. There is no public market for the common stock of Front Line. However, based on the purchase price per share of Front Line common stock ($2,372.84) under that certain Stock Purchase Agreement, dated as of October 22, 2008, by and among FLMG Holdings Corp., MM Investment Inc. and WMG Church Street Limited, pursuant to which Ticketmaster Entertainment acquired an additional, controlling interest in Front Line, the Azoff Family Trust's shares of Front Line restricted common stock had a market value of $36,484,740, and Mr. Azoff's options to acquire shares of

  Front Line common stock (both vested and unvested) had an intrinsic market value of $649,604, each as of December 31, 2008.

(2)
In general, these Ticketmaster Entertainment stock options vest in equal annual installments over four years on October 29, 2009, 2010, 2011 and 2012.

(3)
In general, these shares of Azoff Restricted Common Stock cliff vest on October 29, 2013.

(4)
Represents the shares of Azoff Restricted Preferred Stock held by the Azoff Family Trust. For presentation purposes, the market value shown assumes that the Azoff Restricted Preferred Stock was converted, on December 31, 2008, into shares of restricted Company common stock in accordance with the terms of the certificate of designations of the Azoff Restricted Preferred Stock. The Azoff Restricted Preferred Stock has a face value of $35 million, which is the amount payable at maturity on October 29, 2013, plus accrued dividends, if the Azoff Family Trust holds the Azoff Restricted Preferred Stock to maturity and does not convert it into shares of restricted Company common stock. In general, the Azoff Restricted Preferred Stock cliff vests on October 29, 2013.

(5)
20,332 of these Ticketmaster Entertainment stock options vested on January 31, 2009. The remaining Ticketmaster Entertainment stock options vest in equal annual installments over three years on January 31, 2010, 2011 and 2012.

(6)
These Ticketmaster Entertainment RSUs vest in equal annual installments over two years on February 1, 2010 and 2011.

(7)
These Ticketmaster Entertainment RSUs vest in equal annual installments over three years on February 16, 2010, 2011 and 2012.

(8)
These Ticketmaster Entertainment RSUs cliff vest on February 1, 2011.

(9)
These Ticketmaster Entertainment RSUs cliff vest on February 16, 2010.

(10)
These Ticketmaster Entertainment RSUs cliff vest on August 21, 2012, subject to the satisfaction of performance criteria.

(11)
These Ticketmaster Entertainment stock options vest in equal annual installments over four years on August 21, 2009, 2010, 2011 and 2012.

(12)
These Ticketmaster Entertainment RSUs vest in equal annual installments over two years on February 6, 2010 and 2011.

(13)
1,533 of these Ticketmaster Entertainment RSUs vested on April 8, 2009. The remaining Ticketmaster Entertainment RSUs vest in equal annual installments over two years on April 8, 2010 and 2011.

(14)
These Ticketmaster Entertainment RSUs cliff vest on February 6, 2011.

(15)
These Ticketmaster Entertainment stock options vest in equal annual installments over four years on June 9, 2009, 2010, 2011 and 2012.

(16)
These Ticketmaster Entertainment RSUs cliff vest in equal annual installments over five years on June 9, 2009, 2010, 2011, 2012 and 2013.

(17)
1,524 of these Ticketmaster Entertainment stock options vested on January 31, 2009. The remaining Ticketmaster Entertainment stock options vest in equal annual installments over three years on January 31, 2010, 2011 and 2012.

  Option Exercises and Stock Vested

        The table below provides information regarding the number of Ticketmaster Entertainment shares acquired by our named executive officers upon the vesting of RSU awards and the related value realized, in each case, excluding the effect of any applicable taxes (i.e., shares were withheld to cover payment of taxes, such that the number of actual shares received may be less than the amounts shown below). The dollar value realized upon the vesting of RSUs represents the closing price of Ticketmaster

Entertainment common stock on the applicable vesting date multiplied by the number of RSUs so vesting. There were no exercises of option awards by any of our named executive officers in 2008.

	STOCK AWARDS
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Irving L. Azoff	—	—
Terry R. Barnes	8,626	186,667
Sean P. Moriarty	9,701	209,930
Eric Korman	3,650	78,986
Brian Regan	—	—
Chris Riley	468	10,128

Elements of Post-Termination Compensation

        The following table and discussion summarizes material elements of post-termination payments and benefits for each named executive officer. Payment obligations to and benefits for each named executive officer arise pursuant to the terms of each such individual's employment agreement with the Company and the Company's 2008 Stock and Annual Incentive Plan and award agreements issued thereunder. Mr. Barnes is an employee at will and does not have an employment agreement with the Company. The table and discussion each assumes that the relevant event occurred on December 31, 2008. These amounts, which exclude the effect of any applicable taxes, are based on:

  •
  the named executive's base salary as of December 31, 2008;

  •
  the number of Ticketmaster Entertainment RSUs, shares of restricted stock or stock options outstanding as of December 31, 2008; and

  •
  the closing price of Ticketmaster Entertainment common stock on December 31, 2008 ($6.42).

        In addition, certain other amounts and benefits generally payable and made available to other Company employees upon a termination of employment, including payments for accrued vacation time and outplacement services, will be payable to our named executive officers upon certain terminations of employment.

Name	Event	Continued Salary	Bonus Payments		Options That Would Vest		Market Value of Options		Shares That Would Vest		Market Value of Shares		Health Benefits Continuation	Tax Gross-Up
Irving Azoff(1)	Death	$2,000,000	—	(2)	—		—		2,765,376	(3)	$77,904,740	(3)	—	$13,100,429	(8)
	Disability	$2,000,000	—	(2)	—		—		2,765,376	(3)	$77,904,740	(3)	$94,224	$13,100,429	(8)
	Resignation for Good Reason(6)	$10,717,808	$10,000,000	(2)	2,000,680	(4,5)	$129,920	(4,5)	2,765,376	(3)	$77,904,740	(3)	$504,937	$13,100,429	(8)
	Termination without Cause(6)	See Note 7	See Note 7		2,000,680	(4,5)	$129,920	(4,5)	2,765,376	(3)	$77,904,740	(3)	See Note 7	$13,100,429	(8)
	Change of Control	—	—		2,000,000	(4)	$0	(9)	—		—		—	—
Sean Moriarty	Termination without Cause or Resignation for Good Reason	$1,400,000	See Note 10		440,711		$0	(9)	82,774	(11)	$531,409		—	—
	Change of Control	—	—		440,711		$0	(9)	82,774	(11)	$531,409		—	—
	Termination without Cause or Resignation for Good Reason following a Change of Control	$1,400,000	See Note 10		440,711		$0	(9)	82,774	(11)	$531,409		—	—
Terry Barnes	Termination without Cause(12)	$576,923	—		—		—		—		—		—	—
	Termination without Cause following a Change of Control(12)	$576,923	—		81,331		$0	(9)	—		—		—	—
	Resignation for Good Reason following a Change of Control	—	—		81,331		$0	(9)	—		—		—	—
Eric Korman	Termination without Cause or Resignation for Good Reason	$95,890	—		—		—		—		—		—	—
	Termination without Cause or Resignation for Good Reason following a Change of Control	$95,890	—		81,331		$0	(9)	25,666		$164,776		—	—
Brian Regan	Termination without Cause	$914,383	—		—		—		—		—		—	—
	Termination without Cause following a Change of Control	$914,383	—		121,996		$0	(9)	16,267		$104,434		—	—
	Resignation for Good Reason following a Change of Control	—	—		121,996		$0	(9)	16,267		$104,434		—	—
Chris Riley	Termination without Cause	$272,260	—		—		—		—		—		—	—
	Termination without Cause following a Change of Control	$272,260	—		6,100		$0	(9)	1,290		$8,281		—	—
	Resignation for Good Reason following a Change of Control	—	—		6,100		$0	(9)	1,290		$8,281		—	—

(1)
Unless otherwise indicated with respect to Mr. Azoff, references to equity awards refer to equity awards of Ticketmaster Entertainment. For presentation purposes, amounts shown assume Mr. Azoff's employment was terminated with each of Ticketmaster Entertainment and Front Line; there are circumstances, however, in which Mr. Azoff's employment could terminate with Ticketmaster Entertainment but he would remain employed by Front Line.

(2)
Mr. Azoff's guaranteed bonus in respect of 2008 under the Azoff Front Line Employment Agreement had already been paid by December 31, 2008 and is thus not reflected.

(3)
Includes 1,000,000 shares of Azoff Restricted Common Stock. Also includes 1,750,000 shares of the Azoff Restricted Preferred Stock at a year end value of $35 million (excluding the paid in kind dividend due after year-end). Also includes 15,375.96 shares of Front Line restricted common stock that would vest. Each of the Azoff Restricted Preferred Stock, the Front Line restricted common stock, and the Azoff Restricted Common Stock is held by the Azoff Family Trust. The amounts shown in respect thereof are attributed to Mr. Azoff for purposes of this table pursuant to the rules and regulations of the SEC, as Mr. Azoff is co-Trustee of the Azoff Family Trust. There is no public market for the common stock of Front Line; however, based on the purchase price per share of common stock ($2,372.84) under that certain Stock Purchase Agreement, dated as of October 22, 2008, by and among FLMG Holdings Corp., MM Investment Inc. and WMG Church Street Limited, pursuant to which Ticketmaster Entertainment acquired an additional, controlling interest in Front Line, the Azoff Family Trust's shares of Front Line restricted common stock had a value of $36,484,740 (which amount is reflected in the table above) as of December 31, 2008. In order for the 1,750,000 shares of Azoff Restricted Preferred Stock and 1,000,000 shares of Azoff Restricted Common Stock to vest in connection with a termination without "Cause" or for "Good Reason," Mr. Azoff's employment with each of Ticketmaster Entertainment and Front Line must terminate without "Cause" or for "Good Reason."

(4)
Amount includes options with respect to 2,000,000 shares of Ticketmaster Entertainment common stock. Assumes that the value of the Ticketmaster Entertainment stock options would be zero because the per share exercise price of all such options was greater than the market value of Ticketmaster Entertainment common stock on December 31, 2008 ($6.42). These Ticketmaster Entertainment stock options would remain exercisable for varying periods of time, as explained in the commentary below, so value could ultimately be realized if the market value of Ticketmaster Entertainment common stock were to exceed the per share exercise price of the stock options during the period of exercisability.

(5)
Amount includes 680.4 Front Line stock options that would vest upon a termination of Mr. Azoff's employment with Front Line. Of these, one-third (226.8) have a per share exercise price of $1,800. The value shown represents the difference between $2,372.84 (the assumed value of a share of Front Line common stock per note 3 above) and $1,800 multiplied by 226.8. The remaining Front Line stock options have a per share exercise price greater than $2,372.84 and thus no value is attributed to those options (though they would remain exercisable for 60 days post-termination).

(6)
Listed benefits would be payable regardless of whether the event followed a Change of Control. Amounts assume Mr. Azoff's employment is terminated with each of Ticketmaster Entertainment and Front Line, in each case without "Cause" or for "Good Reason."

(7)
The Azoff Front Line Employment Agreement provides that Front Line may not terminate Mr. Azoff's employment without "Cause" and that Mr. Azoff may not terminate his employment with Front Line without "Good Reason" (each, as defined in the Azoff Front Line Employment Agreement).

(8)
Pursuant to his restricted stock award agreement with Front Line, Mr. Azoff may be entitled to a gross-up on taxes payable upon vesting of his Front Line restricted common stock for the difference between ordinary income and capital gains treatment. The information in the table is based on the assumption that Mr. Azoff will be entitled to the maximum gross-up payment under this agreement (which may not be the case). The amount shown assumes that (i) the vesting of the Front Line restricted common stock will result in a federal tax deduction for Front Line and (ii) Front Line will receive federal and/or California income tax savings in excess of the gross up payment after taking into account the full value of all other losses, deductions, exclusions and credits.

(9)
Assumes that the value of the Ticketmaster Entertainment stock options would be zero because the per share exercise price of all such options was greater than the market value of Ticketmaster Entertainment common stock on December 31, 2008 ($6.42). These Ticketmaster Entertainment stock options would remain exercisable for varying periods of time, as explained in the commentary below, so value could ultimately be realized if the market value of Ticketmaster Entertainment common stock were to exceed the per share exercise price of the stock options during the period of exercisability.

(10)
Bonus payments upon a termination of employment are discretionary.

(11)
Assumes that applicable performance goals pertaining to the restricted stock units granted to Mr. Moriarty under his employment agreement would be met. Applicable performance targets have not been met as of the date of this filing.

(12)
Assumes that Mr. Barnes was terminated under circumstances in which he would be paid severance under the Company's general severance policy for employees.

  2008 Stock and Annual Incentive Plan

        The 2008 Plan provides that all Ticketmaster Entertainment equity awards that were granted by IAC prior to the spin-off immediately will vest upon a termination of employment by the Company without "Cause" (other than due to death or disability) or a termination of employment by an executive for "Good Reason" (in each case as defined in the 2008 Plan) during the two-year period following a Change in Control (as defined in the 2008 Plan). The 2008 Plan further provides that for all Ticketmaster Entertainment equity awards granted after the spin-off, the Company has discretion to determine the treatment of such awards in the event of a Change in Control. Certain of the named executive officers may be entitled to additional equity vesting in connection with a change in control and/or employment termination. See the applicable sections below for each named executive officer.

  Irving Azoff

  Azoff Front Line Employment Agreement

        If Mr. Azoff's employment is terminated due to his death or disability, he (or his beneficiaries) will receive (A) (i) his base salary through the date of termination, (ii) any annual bonus earned but unpaid as of the date of termination for any previously completed fiscal year, (iii) reimbursement for any unreimbursed business expenses properly incurred by Mr. Azoff in accordance with Front Line policy prior to the date of termination; and (iv) such employee benefits, if any, as to which Mr. Azoff may be entitled under the employee benefit plans of Front Line ((i) through (iv), collectively, the "Accrued Rights"); (B) a pro rata portion of the annual bonus under the Azoff Front Line Employment Agreement that Mr. Azoff would have been entitled to receive in such year based upon the percentage of the fiscal year that has elapsed through the date of the termination of employment; (C) in the event of termination on account of death, a lump sum payment equal to one year's base salary; and (D) in the event of termination on account of disability, continued payment of his base salary and provision of medical benefits on the same basis as provided prior to such termination for twelve months after the date of such termination.

        If Mr. Azoff resigns for "Good Reason" (as defined in the Azoff Front Line Employment Agreement), he is entitled to receive (i) the Accrued Rights, and (ii) subject to Mr. Azoff's continued compliance with certain non-competition and non-solicitation provision, continued payment of his base salary and annual bonus and provision of medical benefits on the same basis as provided prior to such termination until the expiration of the term of the Azoff Front Line Employment Agreement as if such termination had not occurred.

  Employment Agreement With Ticketmaster Entertainment

        In addition to the provisions described above with respect to the Azoff Front Line Employment Agreement, Mr. Azoff's employment agreement with Ticketmaster Entertainment provides that, upon Mr. Azoff's termination of employment with both of Front Line and the Company without "Cause" or for "Good Reason" or due to death or disability, the shares of Azoff Restricted Common Stock, the shares of Azoff Restricted Preferred Stock and any shares of restricted Company common stock issued upon conversion of any shares of Azoff Restricted Preferred Stock will become 100% vested. For purposes of the foregoing, (x) with respect to a termination of employment with Front Line, "Cause," "Good Reason," and "disability" have the meanings set forth in the Azoff Front Line Employment Agreement and (y) with respect to a termination of employment with Ticketmaster Entertainment, "Cause," "Good Reason," and "disability" have the meanings set forth in Mr. Azoff's employment agreement with Ticketmaster Entertainment.

        Mr. Azoff's employment agreement with Ticketmaster Entertainment provides that the 2,000,000 stock options of the Company granted to him under his agreement will vest in full upon a termination of his employment with Ticketmaster Entertainment without "Cause" or a resignation by Mr. Azoff for "Good Reason," each as defined in his employment agreement with Ticketmaster Entertainment. Upon a termination of Mr. Azoff's employment with Ticketmaster Entertainment by Ticketmaster Entertainment without "Cause" or a resignation by Mr. Azoff for "Good Reason" (each as defined in his employment agreement with Ticketmaster Entertainment), any vested portion of the stock options granted to him under his employment agreement will remain exercisable until the earlier of (1) the expiration of the 10-year term of such stock options and (2) the later of (x) one year following Mr. Azoff's termination of employment with Ticketmaster Entertainment and (y) October 29, 2010.

        Upon a "Change of Control" as defined in the 2008 Plan, the 2,000,000 stock options of the Company granted to Mr. Azoff under his employment agreement will vest in full.

  Other Agreements

        Under the Restricted Stock Award Agreement, dated as of June 8, 2008, by and between Front Line and Mr. Azoff, which governs the terms of his shares of Front Line restricted common stock, if Mr. Azoff's employment with Front Line is terminated (i) by the Company without "Cause," (ii) by Mr. Azoff for "Good Reason," or (iii) due to Mr. Azoff's death or disability, then all of Mr. Azoff's shares of Front Line restricted common stock will vest in full. The terms "Cause" and "Good Reason" have the meanings for such terms provided in the Azoff Front Line Employment Agreement. In addition, pursuant to the Restricted Stock Award Agreement, Mr. Azoff may be entitled to a gross-up on taxes payable upon vesting of his Front Line restricted common stock for the difference between ordinary income and capital gains treatment.

        Under the Nonstatutory Stock Option Award Agreement made as of June 20, 2006, by and between Front Line and Mr. Azoff, which governs the terms of his Front Line stock options, if Mr. Azoff's employment is terminated by Front Line without "Cause" or by Mr. Azoff for "Good Reason" (each as defined in the Nonstatutory Stock Option Award Agreement), then the unvested portion of Mr. Azoff's Front Line stock options will vest in full and become immediately exercisable.

  Sean Moriarty

        Mr. Moriarty's employment agreement provides that, upon the termination of Mr. Moriarty's employment due to his death or disability, he (or his beneficiaries) will receive his base salary through the end of the month in which the death or disability occurs, plus any compensation previously earned but deferred by Mr. Moriarty. In addition, Mr. Moriarty may be entitled to receive, at the time when bonuses for the calendar year in which his termination occurred would otherwise be paid, any bonus that may have been earned by Mr. Moriarty during such calendar year if such termination had not occurred, which bonus, if any, will be based on the extent to which the Company achieved pre-established performance criteria, if any, prorated for the portion of the year during which Mr. Moriarty was employed.

        Mr. Moriarty's employment agreement also provides that, upon a termination of Mr. Moriarty's employment for any reason other than for "Cause" (as defined in his employment agreement), death or disability, or upon his resignation for "Good Reason" (as defined in his employment agreement): (i) the Company will continue to pay Mr. Moriarty's base salary for a period of twenty-four months following the date of the termination; (ii) the Company will pay to Mr. Moriarty accrued but unpaid base salary and vacation pay, and any vested benefits or amounts that he is entitled to receive under Company plans or policies; (iii) any stock options granted to Mr. Moriarty under his employment agreement that are outstanding and unvested on the date of termination will vest in full and will remain exercisable for the lesser of (x) 18 months following termination and (y) the scheduled expiration date of such stock options; (iv) 50% of the restricted stock units awarded under

Mr. Moriarty's employment agreement will vest upon termination, subject to satisfaction of applicable performance criteria; (v) all equity-based awards granted or awarded to Mr. Moriarty by IAC prior to the effective date of his employment agreement will vest fully and immediately as of the date of termination; and (vi) Mr. Moriarty may be entitled to receive any bonus that he may have earned during the calendar year in which his termination occurred, payable when bonuses for that year would otherwise be paid.

        Mr. Moriarty's employment agreement also provides that, if a "Change of Control" (as defined in the 2008 Plan) is consummated during Mr. Moriarty's employment with the Company, any portion of the stock options and restricted stock units granted to him under his employment agreement, and any equity awards existing at the time he entered into his agreement, that are outstanding and unvested at the time of such Change of Control will be treated as if Mr. Moriarty were terminated without "Cause" or for "Good Reason" as described above. If, after applying such treatment, any portion of the restricted stock units granted to Mr. Moriarty under his employment agreement or any equity awards outstanding at the time he entered into his agreement remain unvested, any such unvested awards that are not assumed in connection with the Change of Control will vest. If these awards are assumed in connection with the Change of Control, the assumed awards will immediately vest in the event that Mr. Moriarty is terminated without "Cause" or for "Good Reason."

        In addition, Mr. Moriarty will be entitled to a tax gross-up for any excise taxes imposed pursuant to Section 4999 of the Code on payments and benefits provided to him in connection with a Change in Control, unless the value of the payments and benefits does not exceed 110% of the maximum amount payable without triggering the excise tax, in which case the payments and benefits will be reduced to the maximum amount.

        Mr. Moriarty's receipt of the above post-termination benefits is subject to his execution of a general release of the Company and its affiliates and his continued compliance with certain covenants pertaining to non-solicitation and proprietary rights.

  Terry Barnes

        As Mr. Barnes is an employee-at-will, any severance benefits he may receive arise pursuant to the Company's general severance policy for employees, as it may be in effect from time to time. The policy currently provides that severance will be paid when all the following conditions are met: (i) the employee is involuntarily separated from the Company because of lack of work or other business conditions, unsuitability to the work available or mutually agreed upon separation, (ii) the employee signs a Company-provided release of claims form, prohibiting any claim or lawsuit against the Company and releasing the Company from any claims or causes of action the employee may file, and (iii) the employee has repaid any money owed the Company from salary, travel or vacation advances, and has returned any Company-owned property to the Company's satisfaction. For employees with 10 or more completed years of service with the Company, such as Mr. Barnes, the employee generally receives two weeks of base pay for each completed year of service. For presentation purposes, amounts shown for Mr. Barnes in the table above for terminations without "Cause" assume that Mr. Barnes was terminated under circumstances in which he would be paid severance under the foregoing policy.

        Mr. Barnes' receipt of the above post-termination benefits is subject to his execution of a general release of the Company and its affiliates and his continued compliance with certain covenants pertaining to non-solicitation and proprietary rights. In addition, Mr. Barnes may be entitled to acceleration of his awards under the 2008 Plan in certain instances—see "Elements of Post-Termination Compensation—Provisions of the 2008 Annual Stock and Incentive Plan" above.

  Eric Korman

        If Mr. Korman's employment is terminated due to his death or disability, he (or his beneficiaries) will receive his base salary through the end of the month in which the death or disability occurs, plus any compensation previously earned but deferred by Mr. Korman.

        If the Company terminates Mr. Korman's employment for any reason other than for "Cause" (as defined in his employment agreement), death or disability, or if Mr. Korman resigns for "Good Reason" (as defined in his employment agreement), the Company will pay Mr. Korman his base salary through the end of the term of his employment agreement over the course of the then remaining term of the agreement, plus any compensation previously earned but deferred by Mr. Korman. Mr. Korman is not obligated to seek other employment or take any other action by way of mitigation of severance benefits or other compensation or benefits; however, if he obtains other employment during the term of the agreement, the amount of any severance payments to be made to Mr. Korman after the date such employment is secured will be offset by the amount of compensation earned by Mr. Korman from such employment through the end of the term.

        Mr. Korman's receipt of the above post-termination benefits is subject to his execution of a general release of the Company and its affiliates and his continued compliance with certain covenants pertaining to non-solicitation and proprietary rights.

  Brian Regan

        If Mr. Regan's employment is terminated due to his death or disability, he (or his beneficiaries) will receive his base salary through the end of the month in which the death or disability occurs, plus any compensation previously earned but deferred by Mr. Regan.

        If the Company terminates Mr. Regan's employment for any reason other than for "Cause" (as defined in his employment agreement), death or disability, the Company will pay Mr. Regan his base salary through the end of the term of his employment agreement over the course of the then remaining term of the agreement, plus any compensation previously earned but deferred by Mr. Regan. Mr. Regan is required to use reasonable best efforts to seek other employment and to take other reasonable actions to mitigate the amounts payable to him under his employment agreement. If Mr. Regan obtains other employment during the remaining term of the agreement, the payments and benefits described above will be offset by the amount earned by him from another employer.

        Mr. Regan's receipt of the above post-termination benefits is subject to his execution of a general release of the Company and its affiliates and his continued compliance with certain covenants pertaining to non-solicitation and proprietary rights.

        Mr. Regan is entitled to terminate his employment agreement for "Good Reason" (as defined in his employment agreement), in which case neither he nor the Company would have any additional obligations to each other, except as may be provided by law.

  Chris Riley

        If Mr. Riley's employment is terminated due to his death or disability, he (or his beneficiaries) will receive his base salary through the end of the month in which the death or disability occurs, plus any compensation previously earned but deferred by Mr. Riley.

        If the Company terminates Mr. Riley's employment for any reason other than for "Cause" (as defined in his employment agreement), death or disability, the Company will pay Mr. Riley his base salary through the end of the term of his employment agreement over the course of the then remaining term of the agreement, plus any compensation previously earned but deferred by Mr. Riley. Mr. Riley is required to use reasonable best efforts to seek other employment and to take other reasonable actions to mitigate the amounts payable to him under his employment agreement. If Mr. Riley obtains other employment during the remaining term of the agreement, the payments and benefits described above will be offset by the amount earned by him from another employer.

        Mr. Riley's receipt of the above post-termination benefits is subject to his execution of a general release of the Company and its affiliates and his continued compliance with certain covenants pertaining to non-solicitation and proprietary rights.

Director Compensation

        Non-Employee Director Compensation Arrangements.    Each member of the Board receives an annual retainer in the amount of $50,000. Each member of the Audit and Compensation Committees (including their respective chairs) receives an additional annual retainer in the amount of $10,000. Each member of the Nominating Committee receives an additional annual retainer in the amount of $5,000. Lastly, the chairs of each of the Audit and Compensation and Human Resources Committees receive an additional annual chairperson retainer in the amount of $15,000. All amounts are paid quarterly, in arrears.

        In addition, under the non-employee director compensation program in effect in 2008 each non-employee director received a grant of restricted stock units with a dollar value of $100,000 on the date of grant upon his or her initial election to the Board and annually thereafter upon re-election on the date of Ticketmaster Entertainment's annual meeting of stockholders; provided that any director designated by Liberty Media Corporation to serve on the Board of Directors pursuant to the Spinco Agreement (see—"Agreements with Liberty Media Corporation" in Item 13 below) and who is an officer or employee of Liberty or any of its affiliates will not be eligible to receive such initial or annual grant. In April 2009, the Board amended the non-employee director compensation program to increase the amount of such initial and annual grants to $150,000. The terms of these restricted stock units provide for (i) vesting in two equal installments on the first two anniversaries of the grant date, (ii) cancellation and forfeiture of unvested units in their entirety upon termination of Board service and (iii) full acceleration of vesting upon a change in control of Ticketmaster Entertainment. Non-employee directors are also reimbursed for all reasonable expenses incurred in connection with attendance at Ticketmaster Entertainment Board and Committee meetings.

        The Compensation Committee has primary responsibility for establishing non-employee director compensation arrangements, which are designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of Company stock to further align directors' interests with those of our stockholders. The Company's current non-employee director compensation practices were determined by IAC prior to the spin-off. It is anticipated that in the future, when considering non-employee director compensation arrangements, Company management will provide the Compensation Committee with information regarding various types of non-employee director compensation arrangements and practices of select peer companies.

        Deferred Compensation Plan for Non-Employee Directors.    Under Ticketmaster Entertainment's Deferred Compensation Plan for Non-Employee Directors, non-employee directors may defer all or a portion of their Board and Committee fees. Eligible directors who defer all or any portion of these fees can elect to have such deferred fees applied to the purchase of share units, representing the number of shares of Ticketmaster Entertainment common stock that could have been purchased on the relevant date, or credited to a cash fund. If any dividends are paid on Ticketmaster Entertainment common stock, dividend equivalents will be credited on the share units. The cash fund will be credited with deemed interest at an annual rate equal to the weighted average prime lending rate of JPMorgan Chase Bank. After a director ceases to be a member of the Board, he or she will receive (i) with respect to share units, such number of shares of Ticketmaster Entertainment common stock as the share units represent and (ii) with respect to the cash fund, a cash payment in an amount equal to deferred amounts, plus accrued interest. These payments will be made in either one lump sum or up to five installments, as previously elected by the eligible director at the time of the related deferral election.

        2008 Non-Employee Director Compensation.    The table below provides the amount of (i) fees earned by non-employee directors for services performed during 2008 and (ii) the dollar amount of the expense recognized during the fiscal year ended December 31, 2008 for RSU awards granted in 2008.

	Fees Earned or Paid in Cash
Name	Fees Paid in Cash ($)	Fees Deferred ($)	Stock Awards ($)	Total ($)
Mark Carleton	$25,000	—
Brian Deevy	$30,000	—	18,750	48,750
Barry Diller	$25,000	—	18,750	43,750
Jonathan L. Dolgen	$37,500	—	18,750	56,250
Julius Genachowski(1)	$40,000	—	18,750	58,750
Diane Irvine	$30,000	—	18,750	48,750
Craig A. Jacobson(2)	—	—	—	—
Victor A. Kaufman	$25,000	—	18,750	43,750
Michael Leitner	$30,000	—	18,750	48,750
Jonathan F. Miller	$25,000	—	18,750	43,750

(1)
Mr. Genachowksi resigned from the Board in March 2009.

(2)
Mr. Jacobson was appointed to the Board in January 2009.

        The table below provides the number of RSUs and stock options held by each non-employee director as of December 31, 2008.

Name	RSUs	Stock Options
Mark Carleton(1)	—	—
Brian Deevy	4,621	—
Barry Diller	4,621	759,941	(2)
Jonathan L. Dolgen	4,621	—
Julius Genachowski(3)	4,621	—
Diane Irvine	4,621	—
Craig A. Jacobson(4)	—	—
Victor A. Kaufman	4,621	186,493	(2)
Michael Leitner	4,621	—
Jonathan F. Miller	4,621	—

    (1)
    Mr. Carleton is an employee of Liberty Media Corporation and is thus not eligible for director RSU grants.

    (2)
    Represents IAC options that were converted to Ticketmaster Entertainment options in connection with the spin-off. See the discussion above under "Director Compensation—Non-Employee Director Compensation Arrangements."

    (3)
    Mr. Genachowksi resigned from the Board in March 2009.

    (4)
    Mr. Jacobson was appointed to the Board in January 2009.

        On January 22, 2009, Messrs. Deevy, Diller, Dolgen, Genachowski, Kaufman, Leitner and Miller, and Ms. Irvine, were each granted 3,523 RSUs as part of a supplemental grant made to non-employee directors. On April 16, 2009, Mr. Jacobson was awarded 21,834 RSUs, representing his initial grant pursuant to the practices outlined above.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

        The following table presents, as of April 24, 2009, information relating to the beneficial ownership of Company common stock and Company preferred stock, by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Company common stock and/or Company preferred stock, (ii) each current director, (iii) each of the named executive officers and (4) all executive officers and directors of the Company as a group. The number and percentage of shares beneficially owned is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of April 24, 2009, through the exercise of any stock option or other right (including the vesting of any restricted stock units). Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

        The percentage of votes for all classes of capital stock is based on one vote for each share of common stock and one vote for each share of Ticketmaster Entertainment preferred stock. The percentages of beneficial ownership are based on 57,330,901 shares of Ticketmaster Entertainment common stock and 1,750,000 shares of Ticketmaster Entertainment preferred stock outstanding as of April 24, 2009. Unless otherwise indicated, the beneficial owners listed below may be contacted at Ticketmaster Entertainment's corporate headquarters located at 8800 West Sunset Blvd., West Hollywood, California 90069.

	Ticketmaster Common Stock		Ticketmaster Preferred Stock		Percent of Votes
Name and Address of Beneficial Owner	Shares	%	Shares	%	%
					(All Classes)
Liberty Media Corporation(1)	16,643,958	29.0	—	—	28.2
12300 Liberty Boulevard
Englewood, Colorado 80112
Prudential Financial, Inc.(2)	4,725,770	8.2	—	—	8.0
751 Broad Street
Newark, New Jersey 07102-3777
Jennison Associates LLC(3)	4,634,751	8.1	—	—	7.8
466 Lexington Avenue
New York, NY 10017
Greenlight Capital, L.L.C.(4)	2,953,100	5.2	—	—	5.0
140 East 45th Street, 24th Floor
New York, NY 10017
Barry Diller	1,715,799	3.0	—	—	2.9
Irving Azoff	1,000,000	1.7	1,750,000	100%	4.7
Terry R. Barnes(5)	42,842	*	—	—	*
Mark Carleton	—	—	—	—	—
Brian Deevy	—	—	—	—	—
Jonathan L. Dolgen(6)	1,790	*	—	—	*

	Ticketmaster Common Stock		Ticketmaster Preferred Stock		Percent of Votes
Name and Address of Beneficial Owner	Shares	%	Shares	%	%
					(All Classes)
Diane Irvine	—	—	—	—	—
Craig A. Jacobson	—	—	—	—	—
Michael Leitner	—	—	—	—	—
Victor A. Kaufman(7)	205,423	*	—	—	*
Jonathan F. Miller	—	—	—	—	—
Brian Regan(8)	33,757	*	—	—	*
Eric Korman(9)	23,583	*	—	—	*
Chris Riley(10)	4,712	*	—	—	*
All current directors and executive officers as a group (14 persons)	3,027,906	5.3	1,750,000	100%	8.1

*
The percentage of shares beneficially owned does not exceed 1% of the class.

(1)
As indicated in a filing made with the SEC pursuant to Section 13(d) of the Exchange Act on August 29, 2008.

(2)
As indicated in a filing made with the SEC pursuant to Section 13(g) of the Exchange Act on February 6, 2009.

(3)
As indicated in a filing made with the SEC pursuant to Section 13(g) of the Exchange Act on February 17, 2009.

(4)
As indicated in a filing made with the SEC pursuant to Section 13(g) of the Exchange Act on March 23, 2009.

(5)
Amount shown consists of (i) 10,614 shares of common stock held in trust with Mr. Barnes's spouse, (ii) 42 shares of Ticketmaster common stock held in an IRA account maintained by Mr. Barnes's spouse, (iii) 500 shares of Ticketmaster common stock held by Mr. Barnes son, who shares his household and (iv) 31,686 options that were exercisable as of April 24, 2009. Mr. Barnes disclaims beneficial ownership of the shares of Ticketmaster common stock described in (ii) and (iii) above.

(6)
Includes 93 shares held by a charitable foundation with which Mr. Dolgen is affiliated. Mr. Dolgen disclaims beneficial ownership of these shares of common stock

(7)
Amount shown consists of (i) 18,930 shares of common stock owned, and (ii) 186,493 options that were exercisable as of April 24, 2009.

(8)
Amount shown consists of (i) 5 shares of common stock owned, (ii) 2,253 RSUs that will vest within 60 days of April 24, 2009, and (iii) 30,499 options that will vest within 60 days of April 24, 2009

(9)
Amount shown consists of (i) 3,251 shares of common stock owned, and (ii) 20,332 options that were exercisable as of April 24, 2009.

(10)
Amount shown consists of (i) 299 shares of common stock owned, and (ii) 4,413 options that were exercisable as of April 24, 2009.

Equity Compensation Plan Information

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes information, as of December 31, 2008, regarding Ticketmaster Entertainment equity compensation plans pursuant to which grants of stock options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by security holders(1)	6,222,330	$30.07	2,430,080
Equity compensation plans not approved by security holders	—	—	—
Total	6,222,330	$30.07	2,430,080

(1)
Represents 2008 Stock and Annual Incentive Plan, which was approved by IAC prior to the spin-off in its capacity as the sole stockholder of the Company at that time.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Agreements with Liberty Media Corporation

  Ticketmaster Spinco Agreement.

        In May 2008, in connection with the settlement of litigation relating to the Company's spin-off from IAC, IAC entered into a Spinco Agreement with Liberty Media Corporation ("Liberty Media") and certain of its affiliates who held shares of IAC capital stock, which are referred to as the Liberty Parties, among others. At the time of the spin-off, Ticketmaster Entertainment assumed from IAC all of those rights and obligations under the Spinco Agreement providing for certain governance arrangements at Ticketmaster Entertainment (these provisions of the Spinco Agreement, as assumed by and assigned to Ticketmaster Entertainment, are referred to as the Ticketmaster Spinco Agreement). As described in Item 12—"Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" , as of March 31, 2009, Liberty Media owns 16,643,958 shares of Ticketmaster Entertainment common stock, representing 29.0% of the outstanding shares of Ticketmaster Entertainment common stock. The following summary describes the material terms of those governance arrangements and related matters and is qualified by reference to the full Spinco Agreement and the related Spinco Assignment and Assumption Agreement, copies of which were included as exhibits to the Original Form 10-K. The Ticketmaster Spinco Agreement also required Ticketmaster Entertainment to enter into a registration rights agreement with the Liberty Parties at the time of the spin-off, as described below.

        Representation of Liberty Media on the Ticketmaster Entertainment Board of Directors.    The Ticketmaster Spinco Agreement generally provides that so long as Liberty Media beneficially owns securities of Ticketmaster Entertainment representing at least 20% of the total voting power of Ticketmaster Entertainment, Liberty Media has the right to nominate up to 20% of the directors serving on the Ticketmaster Entertainment board of directors (rounded up to the nearest whole number). Based on its current beneficial ownership of shares of Ticketmaster Entertainment common stock, Liberty Media has the right to nominate three individuals to serve on the Ticketmaster Entertainment board of directors. Any director nominated by Liberty Media must be reasonably acceptable to a majority of the directors on the Ticketmaster Entertainment board of directors who were not nominated by Liberty Media. All but one of Liberty Media's nominees serving on the Ticketmaster Entertainment board of directors must qualify as "independent" under applicable stock exchange rules. In addition, the Nominating and/or Governance Committee of the Ticketmaster Entertainment board of directors may include only "Qualified Directors," namely directors other than any who (i) were nominated by Liberty Media, (ii) are officers or employees of Ticketmaster Entertainment or (iii) were not nominated by the Nominating and/or Governance Committee of the Ticketmaster Entertainment board of directors in their initial election to the Ticketmaster Entertainment board of directors and for whose election any Liberty Party voted shares.

        Until the second anniversary of the spin-off, Liberty Media and its affiliates have agreed to vote all of the shares of Ticketmaster Entertainment common stock beneficially owned by them in favor of the election of the full slate of director nominees recommended to stockholders by the Ticketmaster Entertainment board of directors so long as the slate includes the director nominees that Liberty Media has the right to nominate.

        Acquisition Restrictions.    The Liberty Parties have agreed in the Ticketmaster Spinco Agreement not to acquire beneficial ownership of any equity securities of Ticketmaster Entertainment (with specified exceptions) unless:

  •
  the acquisition was approved by a majority of the Qualified Directors;

  •
  the acquisition is permitted under the provisions described in "Competing Offers" below; or

  •
  after giving effect to the acquisition, Liberty Media's ownership percentage of the equity securities of Ticketmaster Entertainment, based on voting power, would not exceed the Applicable Percentage.

        The "Applicable Percentage" initially was Liberty Media's ownership percentage upon the spin-off, based on voting power (which was approximately 29.7%), plus 5%, but in no event more than 35%. Following the spin-off, the Applicable Percentage for Ticketmaster Entertainment will be reduced for specified transfers of equity securities of Ticketmaster Entertainment by the Liberty Parties. During the first two years following the spin-off, acquisitions by the Liberty Parties are further limited to specified extraordinary transactions.

        Standstill Restrictions.    Until the second anniversary of the spin-off, unless a majority of the Qualified Directors consent or to the extent permitted by the provisions described under "Acquisition Restrictions" or "Competing Offers" or in certain other limited circumstances, no Liberty Party may:

  •
  offer to acquire beneficial ownership of any equity securities of Ticketmaster Entertainment;

  •
  initiate or propose any stockholder proposal or seek or propose to influence, advise, change or control the management, the board of directors, governing instruments or policies or affairs of Ticketmaster Entertainment;

  •
  offer, seek or propose, collaborate on or encourage any merger or other extraordinary transaction;

  •
  subject any equity securities of Ticketmaster Entertainment to a voting agreement;

  •
  make a request to amend any of the provisions described under "Acquisition Restrictions," "Standstill Restrictions" or "Competing Offers;"

  •
  make any public disclosure, or take any action which could reasonably be expected to require Ticketmaster Entertainment to make any public disclosure, with respect to any of the provisions described under "Standstill Restrictions;" or

  •
  enter into any discussions, negotiations, arrangements or understandings with any third party with respect to any of the provisions described under "Standstill Restrictions."

        Transfer Restrictions.    Unless a majority of the Qualified Directors consent, the Ticketmaster Spinco Agreement prohibits transfers by the Liberty Parties of any equity securities of Ticketmaster Entertainment to any person except for certain transfers, including:

  •
  transfers under Rule 144 under the Securities Act (or, if Rule 144 is not applicable, in "broker transactions");

  •
  transfers pursuant to a third party tender or exchange offer or in connection with any merger or other business combination, which merger or business combination has been approved by Ticketmaster;

  •
  transfers in a public offering in a manner designed to result in a wide distribution, provided that no such transfer is made, to the knowledge of the Liberty Parties, to any person whose ownership percentage (based on voting power) of the Ticketmaster Entertainment's equity securities, giving effect to the transfer, would exceed 15%;

  •
  a transfer of all of the equity securities of Ticketmaster Entertainment beneficially owned by the Liberty Parties and their affiliates in a single transaction if the transferee's ownership percentage (based on voting power), after giving effect to the transfer, would not exceed the Applicable Percentage and only if the transferee assumes all of the rights and obligations (subject to limited exceptions) of the Liberty Parties under the Ticketmaster Spinco Agreement relating to Ticketmaster Entertainment;

  •
  specified transfers in connection with changes in the beneficial ownership of the ultimate parent company of a Liberty Party or a distribution of the equity interests of a Liberty Party or certain similar events; and

  •
  specified transfers relating to certain hedging transactions or stock lending transactions in respect of the Liberty Parties' equity securities in Ticketmaster Entertainment, subject to specified restrictions.

        During the first two years following the spin-off, transfers otherwise permitted by the first and third bullets above are prohibited, and transfers otherwise permitted by the fourth and sixth bullets above in respect of which IAC and Ticketmaster Entertainment do not make certain determinations with respect to the transferee are prohibited.

        Competing Offers.    During the period when Liberty Media continues to have the right to nominate directors to the Ticketmaster Entertainment board of Directors, if the Ticketmaster Entertainment board of directors determines to pursue certain types of transactions on a negotiated basis (either through an "auction" or with a single bidder), Liberty Media is granted certain rights to compete with the bidder or bidders, including the right to receive certain notices and information, subject to specified conditions and limitations. In connection with any such transaction that Ticketmaster Entertainment is negotiating with a single bidder, the Ticketmaster Entertainment board of directors must consider any offer for a transaction made in good faith by Liberty Media but is not obligated to accept any such offer or to enter into negotiations with Liberty Media.

        If a third party (i) commences a tender or exchange offer for at least 35% of the capital stock of Ticketmaster Entertainment other than pursuant to an agreement with Ticketmaster Entertainment or (ii) publicly discloses that its ownership percentage (based on voting power) exceeds 20% and the Ticketmaster Entertainment board of directors fails to take certain actions to block such third party from acquiring an ownership percentage of Ticketmaster Entertainment (based on voting power) exceeding the Applicable Percentage, the Liberty Parties generally will be relieved of the obligations described under "Standstill Restrictions" and "Acquisition Restrictions" above to the extent reasonably necessary to permit Liberty Media to commence and consummate a competing offer. If Liberty Media's ownership percentage (based on voting power) as a result of the consummation of a competing offer in response to a tender or exchange offer described in (i) above exceeds 50%, any consent or approval requirements of the Qualified Directors in the Ticketmaster Spinco Agreement will be terminated, and, following the later of the second anniversary of the spin-off and the date that Liberty's ownership percentage (based on voting power) exceeds 50%, the obligations described under "Acquisition Restrictions" will be terminated.

        Other.    Following the spin-off, amendments to the Ticketmaster Spinco Agreement and determinations required to be made thereunder (including approval of transactions between a Liberty Party and Ticketmaster Entertainment that would be reportable under the proxy rules) require the approval of the Qualified Directors. In accordance with this requirement, in connection with Liberty Holdings' entrance into a voting agreement with Live Nation, Inc. in connection with the pending Merger (as described below under "—Liberty Stockholder Agreement"), the Qualified Directors approved Liberty's entrance into and performance under such voting agreement.

  Liberty Media Registration Rights Agreement.

        As indicated under "—Ticketmaster Spinco Agreement" beginning above, Ticketmaster Entertainment granted Liberty Media the registration rights described below at the time of the spin-off. Under the Registration Rights Agreement, dated as of August 20, 2008, by and among Ticketmaster Entertainment, Liberty Media and Liberty Holdings, the Liberty Parties and their permitted transferees, who are referred to as Holders, are entitled to three demand registration rights (and unlimited piggyback registration rights) in respect of the shares of Ticketmaster Entertainment common stock received by the Liberty Parties as a result of the spin-off and other shares of Ticketmaster Entertainment common stock acquired by the Liberty Parties consistent with the Ticketmaster Spinco Agreement (such shares are collectively referred to as the Registrable Shares). The Holders are permitted to exercise their registration rights in connection with certain hedging transactions that they may enter into in respect of the Registrable Shares. In addition Ticketmaster Entertainment is obligated to indemnify the Holders, and each selling Holder is obligated to indemnify Ticketmaster Entertainment, against specified liabilities in connection with misstatements or omissions in any registration statement.

  Liberty/Live Nation Stockholder Agreement.

        In connection with Ticketmaster Entertainment entering into a merger agreement with Live Nation, Inc. ("Live Nation"), pursuant to which a merger (the "Merger") of Ticketmaster Entertainment with and into a wholly owned subsidiary of Live Nation is pending, on February 10, 2009, Ticketmaster Entertainment entered into that certain Stockholder Agreement among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc., dated February 10, 2009 (the "Liberty Stockholder Agreement") regarding certain corporate governance rights, designation rights and registration rights with respect to the Live Nation common stock to be acquired by Liberty Media in connection with the Merger. Among other things, subject to certain restrictions and limitations set forth in the Liberty Stockholder Agreement, Liberty Media will have the right, following the closing of the Merger, to nominate up to two directors to serve on the Live Nation board of directors. In addition, if Liberty Media designates two directors to the Live Nation board of directors, one of them must meet the independence standards of the NYSE with respect to Live Nation and one of Liberty Media's designees will have the right to serve on the Audit and Compensation Committees of the Live Nation board of directors, subject to such designee's satisfaction of the applicable standards for service on such committees. Furthermore, the Liberty Stockholder Agreement also contains provisions relating to limitations on the ownership of Live Nation equity securities by Liberty Media and its affiliates following the Merger and on transfers of Live

Nation equity securities and rights and obligations under the Liberty Stockholder Agreement following the Merger. Pursuant to the terms of the Ticketmaster Spinco Agreement, the Qualified Directors approved the Liberty Stockholder Agreement and Liberty's entrance into and performance under such agreement.

Relationships with IAC and other Spincos.

        On August 20, 2008, IAC completed the spin-offs of Ticketmaster Entertainment and certain other former businesses of IAC (each spun-off company, a "Spinco"). Following the spin-offs, the relationship among IAC and the Spincos is governed by a number of agreements. These agreements include, among others:

  •
  a Separation and Distribution Agreement;

  •
  a Tax Sharing Agreement;

  •
  an Employee Matters Agreement; and

  •
  a Transition Services Agreement

        Each of the above agreements, which are collectively referred to as the Spin-Off Agreements, was included as an exhibit to the Original Form 10-K and the summaries of each such agreement are qualified by reference to the full text of the applicable agreement.

  Separation and Distribution Agreement.

        The Separation and Distribution Agreement sets forth the arrangements among IAC and the Spincos regarding the principal transactions necessary to separate each of the Spincos from IAC, as well as governs certain aspects of the relationship of a Spinco with IAC and other Spincos after the completion of the spin-Offs.

        Each Spinco has agreed to indemnify, defend and hold harmless (and to cause the other members of its respective group to indemnify, defend and hold harmless) IAC and each of the other Spincos, and each of their respective current and former directors, officers and employees, from and against any losses arising out of any breach by such indemnifying companies of the Spin-Off Agreements, any failure by such indemnifying company to assume and perform any of the liabilities allocated to such company and any liabilities relating to the indemnifying company's financial and business information included in filings made with the SEC in connection with the spin-offs. IAC has agreed to indemnify, defend and hold harmless each of the Spincos, and each of their respective current and former directors, officers and employees, from and against losses arising out of any breach by IAC of the Spin-Off Agreements, and any failure by IAC to perform its obligations under the Separation and Distribution Agreement or any Spin-Off Agreement.

        In addition, the Separation and Distribution Agreement also governs insurance and related reimbursement arrangements, provision and retention of records, access to information and confidentiality, cooperation with respect to governmental filings and third party consents and access to property.

  Tax Sharing Agreement.

        The Tax Sharing Agreement governs the respective rights, responsibilities and obligations of IAC and each Spinco after the spin-offs with respect to taxes for periods ending on or before the IAC Spin-Offs of such Spinco. In general, pursuant to the Tax Sharing Agreement, IAC will prepare and file the consolidated federal income tax return, and any other tax returns that include IAC (or any of its subsidiaries) and a Spinco (or any of its subsidiaries) for all taxable periods ending on or prior to, or including, the distribution date of such Spinco with the appropriate tax authorities, and, except as otherwise set forth below, IAC will pay any taxes relating thereto to the relevant tax authority (including any taxes attributable to an audit adjustment with respect to such returns; provided that IAC will not be responsible for audit adjustments relating to the business of a Spinco (or any of its subsidiaries) with respect to pre-spin off periods if such Spinco fails to fully cooperate with IAC in the conduct of such audit). Each Spinco will prepare and file all tax returns that include solely such Spinco and/or its subsidiaries and any separate company tax returns for such Spinco and/or its subsidiaries for all taxable periods ending on or prior to, or including, the distribution date of such Spinco, and will pay all taxes due with respect to such tax returns (including any taxes attributable to an audit adjustment with respect to such returns). In the event an adjustment with respect to a pre-spin off period for which IAC is responsible results in a tax benefit to a Spinco in a post-spin off period, such Spinco will be required to pay such tax benefit to IAC. In general, IAC controls all audits and administrative matters and other tax proceedings relating to the consolidated federal income tax return of the IAC group and any other tax returns for which the IAC group is responsible.

        Under the Tax Sharing Agreement a Spinco generally (i) may not take (or fail to take) any action that would cause any representation, information or covenant contained in the separation documents or the documents relating to the IRS private letter ruling and the tax opinion regarding the spin-offs to be untrue, (ii) may not take (or fail to take) any other action that would cause the spin-off of such Spinco to lose its tax free status, (iii) may not sell, issue, redeem or otherwise acquire any of its equity securities (or equity securities of members of its group), except in certain specified transactions for a period of 25 months following the spin-off of such Spinco and (iv) may not, other than in the ordinary course of business, sell or otherwise dispose of a substantial portion of its assets, liquidate, merge or consolidate with any other person for a period of 25 months following the spin-off of such Spinco. Tree.com will not be subject to certain of the restrictions applicable to the other Spincos during the 25-month period following the spin-off of each such other Spinco. During the 25-month period, a Spinco may take certain actions prohibited by these covenants if (a) it obtains IAC's prior written consent, (b) it provides IAC with an IRS private letter ruling or an unqualified opinion of tax counsel to the effect that such actions will not affect the tax free nature of the spin-off of such Spinco, in each case satisfactory to IAC in its sole discretion, or (c) IAC obtains a private letter ruling at such Spinco's request. In addition, with respect to actions or transactions involving acquisitions of Spinco stock entered into at least 18 months after the distribution of such Spinco, such Spinco will be permitted to proceed with such transaction if it delivers an unconditional officer's certificate establishing facts evidencing that such acquisition satisfies the requirements of a specified safe harbor set forth in applicable U.S. Treasury Regulations, and IAC, after due diligence, is satisfied with the accuracy of such certification.

        Notwithstanding the receipt of any such IRS ruling, tax opinion or officer's certificate, generally each Spinco must indemnify IAC and each other Spinco for any taxes and related losses resulting from (i) any act or failure to act by such Spinco described in the covenants above, (ii) any acquisition of equity securities or assets of such Spinco or any member of its group, and (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or the documents relating to the IRS private letter ruling or tax opinion concerning the spin-off of such Spinco.

        Under U.S. federal income tax law, IAC and the Spincos are severally liable for all of IAC's federal income taxes attributable to periods prior to and including the current taxable year of IAC, which ends on December 31, 2008. Thus, if IAC failed to pay the federal income taxes attributable to it under the Tax Sharing Agreement for periods prior to and including the current taxable year of IAC, the Spincos would be severally liable for such taxes. In the event a Spinco is required to make a payment in respect of a spin-off of such Spinco related tax liability of the IAC consolidated federal income tax return group under these rules for which such Spinco is not responsible under the Tax Sharing Agreement and full indemnification cannot be obtained from the Spinco responsible for such payment under the Tax Sharing Agreement, IAC will indemnify the Spinco that was required to make the payment from and against the portion of such liability for which full indemnification cannot be obtained from the Spinco responsible for such payment under the Tax Sharing Agreement.

        The Tax Sharing Agreement also contains provisions regarding the apportionment of tax attributes of the IAC consolidated federal income tax return group, the allocation of deductions with respect to compensatory equity interests, cooperation, and other customary matters. In general, tax deductions arising by reason of exercises of options to acquire IAC or Spinco stock, vesting of "restricted" IAC or Spinco stock, or settlement of restricted stock units with respect to IAC or Spinco stock held by any person will be claimed by the party that employs such person at the time of exercise, vesting or settlement, as applicable (or in the case of a former employee, the party that last employed such person).

  Employee Matters Agreement.

        The Employee Matters Agreement covers a wide range of compensation and benefit issues related to the spin-offs. In general, under the Employee Matters Agreement:

  •
  IAC assumes or retains (i) all liabilities with respect to IAC employees, former IAC employees (excluding any former employees of the Spincos) and their dependents and beneficiaries under all IAC employee benefit plans, and (ii) all liabilities with respect to the employment or termination of employment of all IAC employees, former IAC employees (excluding any former employees of the Spincos) and their dependents and beneficiaries.

  •
  Each Spinco assumes or retains (i) all liabilities under its employee benefit plans, and (ii) all liabilities with respect to the employment or termination of employment of all such Spinco's employees, former employees and their dependents and beneficiaries.

        Subject to a transition period through the end of 2008 with respect to health and welfare benefits, after the spin-offs, the Spincos no longer participate in IAC's employee benefit plans, but have established their own employee benefit plans. Through the end of 2008, IAC continued to provide health and welfare benefits to employees of the Spincos and each Spinco bore the cost of this coverage with respect to its employees. Assets and liabilities from the IAC Retirement Savings Plan relating to Spinco employees and former employees were transferred to the applicable, newly established Spinco Retirement Savings Plan as soon as practicable following the spin-offs.

  Transition Services Agreement.

        Pursuant to Transition Services Agreement, the following services, among others, are provided by/to the parties (and/or their respective businesses) as set forth below on an interim, transitional basis following completion of the spin-offs:

  •
  assistance with certain legal, finance, internal audit, human resources, insurance and tax affairs, including assistance with certain public company functions, from IAC to the Spincos;

  •
  continued coverage/participation for employees of the Spincos under IAC health and welfare plans on the same basis as immediately prior to the distribution;

  •
  the leasing/subleasing of office and/or data center space by IAC and its businesses to various Spincos (and vice versa);

  •
  assistance with the implementation and hosting of certain software applications by/from IAC and its businesses for various Spincos (and vice versa);

  •
  call center and customer relations services by Ticketmaster Entertainment to IAC's Reserve America business and Tree.com, Inc.;

  •
  payroll processing services by Ticketmaster Entertainment to certain IAC businesses and an Interval Leisure Group, Inc. business and by HSN, Inc. to IAC;

  •
  tax compliance services by HSN, Inc. to ILG and accounting services by Ticketmaster Entertainment to IAC; and

  •
  such other services as to which any Spinco(s) and IAC may agree.

        The charges for these services are on a cost plus fixed percentage or hourly rate basis to be agreed upon prior to the completion of the spin-offs. In general, the services provided by/to the parties (and/or their respective businesses) began on the date of the completion of the spin-offs and will cover a period generally not expected to exceed 12 months following the spin-offs. Any party may terminate the agreement with respect to one or more particular services being received by it upon such notice as will be provided for in the Transition Services Agreement.

  Commercial Agreements

        Ticketmaster Entertainment (i) distributes certain products and services via arrangements with certain Spincos (and vice versa), (ii) provides certain Spincos with various services (and vice versa) and/or (iii) lease office space from IAC. For example:

  •
  Ticketmaster Entertainment leases its corporate headquarters in California, as well as office space for our New York City operations at IAC's headquarters, from IAC; and

  •
  IAC's Advertising Solutions business acts as a sales agent for Ticketmaster Entertainment in connection with the sale of advertising on www.ticketmaster.com and websites of other Ticketmaster Entertainment businesses.

        Aggregate revenues earned in respect of commercial agreements between Ticketmaster Entertainment and IAC by Ticketmaster Entertainment and its subsidiaries from businesses that IAC continues to own following the spin-off of Ticketmaster Entertainment were approximately $1,150,731 million in 2008. Aggregate payments made by Ticketmaster Entertainment and its subsidiaries to IAC and its subsidiaries in respect of commercial agreements were approximately $936,986 million in 2008.

Relationships Involving Named Executives

  Irving Azoff

        In connection with Ticketmaster Entertainment's entering into the Merger Agreement, on February 10, 2009, Ticketmaster Entertainment entered into a letter agreement, dated as of February 10, 2009, with Mr. Azoff, Chief Executive Officer of Ticketmaster Entertainment, pursuant to which Ticketmaster Entertainment agreed, prior to the consummation of the Live Nation merger, to redeem the shares of Ticketmaster Entertainment preferred stock held by or on behalf of Mr. Azoff for a note (i) having terms comparable to the Ticketmaster Entertainment preferred stock (except that the note will not be convertible into shares of Ticketmaster Entertainment common stock) and (ii) resulting in legal, economic and tax treatment that, in the aggregate, will be no less favorable to Mr. Azoff than such treatment with respect to the Ticketmaster Entertainment preferred stock.

        In April 2009, the Board of Directors of Front Line Management Group, Inc. ("Front Line") declared a dividend in the amount of $115.74844 per share of Front Line common stock payable in cash to the holders of record of Front Line common stock. This dividend totaled $20,080,656 and was paid in April 2009. The Azoff Family Trust of 1997, of which Mr. Azoff, Ticketmaster Entertainment's Chief Executive Officer, is co-Trustee, received a pro rata portion of this dividend totaling $3,000,000 with respect to the 25,918.276 shares of Front Line common stock held by the trust. Mr. Azoff, pursuant to the terms of a restricted share grant agreement, also may be entitled to certain gross-up payments from Front Line associated with distributions made on the unvested portion of his restricted Front Line common shares for the difference between ordinary income and capital gains tax treatment. The amount of the pro rata dividend paid to FLMG Holdings Corp. and TicketWeb, LLC (which are the wholly-owned subsidiaries of Ticketmaster Entertainment that hold Ticketmaster Entertainment's interest in Front Line), was $15,000,000. Prior to the payment of the dividend, FLMG Holdings Corp. ("FLMG") made a loan to Front Line in the amount of $20,000,000, evidenced by a promissory note from Front Line to FLMG with a principal amount of $20,000,000 and bearing interest at a rate of 4.5%, payable no later than six months from the date of issuance. A portion of the proceeds from the note was used, together with cash on hand at Front Line, to pay the dividend.

        The Azoff Family Trust is a party to the Second Amended and Restated Stockholders' Agreement of Front Line Management Group, Inc., dated as of June 9, 2008, by and among Front Line Management Group, Inc., FLMG Holdings Corp., for certain purposes IAC/InterActiveCorp, The Azoff Family Trust of 1997, MM Investment Inc., WMG Church Street Limited (together with MM Investment Inc., the "Prior Warner Parties"), Madison Square Garden, L.P. ("MSG") and the other parties named therein. This stockholders agreement was further amended in certain respects, as set forth in Mr. Azoff's employment agreement with Ticketmaster Entertainment, in connection with the transactions completed in October 29, 2008 pursuant to which Ticketmaster Entertainment acquired a majority interest in Front Line and Mr. Azoff became the Chief Executive Officer of Ticketmaster Entertainment (as so amended, the "Front Line Stockholders' Agreement"). The Front Line Stockholders' Agreement governs certain matters related to Front Line and the ownership of securities of Front Line. Under the Front Line Stockholders' Agreement, the Azoff Family Trust has the right to designate two of the seven members of the Front Line Board of Directors, the Ticketmaster Entertainment parties have the right to designate four of the seven members of the board (including two previously designated by the Prior Warner Parties) and MSG has the right to designate the remaining director. Under the Front Line Stockholders' Agreement, specified corporate transactions require the approval by both a majority of the directors designated by the Ticketmaster Entertainment parties and a majority of the directors designated by the Azoff Trust and MSG. The Front Line Stockholders' Agreement contains certain restrictions on transfer of shares of stock of Front Line, as well as a right of first refusal to Front Line and then to other stockholders of Front Line party to the agreement in the event of certain proposed sales of Front Line stock by stockholders of Front Line party to the agreement, and a tag-along right allowing the Azoff Family Trust to participate in certain sales of Front Line stock by certain stockholders of Front Line party to the agreement. The Azoff Family Trust also has a put right that allows the trust to sell, at any time during the sixty day period following October 29, 2013, 50% of its shares and stock options to FLMG Holdings, Inc. Similarly, FLMG Holdings, Inc. has a call right, exercisable during the same period as the Azoff Family Trust's put right, to purchase all (but not less than all) of the trust's Front Line shares and stock options. The Front Line Stockholders' Agreement also provides that, as soon as reasonably practicable after the end of each fiscal year of Front Line, Front Line will pay an annual pro rata dividend to the stockholders consisting of all of Front Line's Excess Cash (as defined therein). The foregoing description of the Front Line Stockholders' Agreement is qualified in its entirety by the full provisions of the Front Line Stockholders' Agreement and Exhibit D to the Employment Agreement, dated October 22, 2008, by and among Irving Azoff, Ticketmaster Entertainment and the Azoff Family Trust, copies of which were included as exhibits to the Original Form 10-K.

        Allison Statter, Mr. Azoff's daughter, is employed by Front Line in a non-executive officer position. In 2008, Ms. Statter earned a salary of $200,000, a bonus (which was paid in December 2008) of $25,000, and received automobile-related perquisites totaling $21,964. In April 2009, the Board of Directors of Front Line awarded Ms. Statter 105.3590 restricted shares of Front Line common stock under Front Line's equity incentive plan, which award was valued by the Front Line board of directors at $250,000. The shares cliff vest on the third anniversary of the date of grant. Under the terms of Front Line's equity incentive plan, (i) in the event the Azoff Family Trust or Mr. Azoff exchanges any or all of their respective shares of Front Line common stock for debt or equity securities of Ticketmaster Entertainment, then a fraction of each recipient's awards under Front Line's equity incentive plan (including Ms. Statter's awards) equal to the number of shares transferred by the Azoff Family Trust/Mr. Azoff divided by the number of shares owned by the Azoff Family Trust/Mr. Azoff as of the grant date will be exchanged for debt or equity securities of Ticketmaster Entertainment on similar terms, (ii) upon the transfer by the Azoff Family Trust or Mr. Azoff of any or all of their respective shares of Front Line common stock, a percentage of each recipient's awards under Front Line's equity incentive plan (including Ms. Statter's awards) will vest such that the ratio of each award holder's vested awards to unvested awards is no less than the ratio of the number of shares transferred by the Azoff Family Trust/Mr. Azoff divided by the number of shares owned by the Azoff Family Trust/Mr. Azoff as of the grant date (with transfers by the Azoff Family Trust and/or Mr. Azoff pursuant to public offerings of Front Line's common stock or pursuant to clause (i) above excluded for these purposes), (iii) each holder of Front Line restricted stock (including Ms. Statter) must sell to Front Line 50% of the shares held by such holder on the fourth anniversary of the grant date, and the balance on the seventh anniversary of the grant date, in each case at the then fair market value of such shares, (iv) upon a change of control of Front Line, each award holder (including Ms. Statter) must sell all of such holder's shares of Front Line common stock to Front Line at the price paid for the common shares of Front Line in such transaction, and (v) upon the transfer by the Azoff Family Trust and/or Mr. Azoff of any or all of their respective shares of Front Line common stock (other than pursuant to a public offering or pursuant to clause (i) above), each award holder (including Ms. Statter) must sell a ratable portion of their shares to Front Line at the price paid for the common shares of Front Line in such transaction. The restricted stock award to Ms. Statter was reviewed and approved by the Ticketmaster Entertainment Compensation Committee.

        Richard Statter, Mr. Azoff's son-in-law, is employed by Ticketmaster Entertainment in a non-executive officer position. In 2008, amounts paid to Mr. Statter were below the threshold for reportable transactions set by Item 404(a) of Regulation S-K of the rules and regulations of the Securities and Exchange Commission.

        Jeffrey Azoff, Mr. Azoff's son, is employed by Front Line in a non-executive officer position. In 2008, amounts paid to Mr. Jeffrey Azoff were below the threshold for reportable transactions set by Item 404(a) of Regulation S-K of the rules and regulations of the Securities and Exchange Commission.

        ATC Aviation Inc., a company owned by Mr. Azoff that holds Mr. Azoff's fractional private aircraft interest, charges Front Line when Mr. Azoff uses aircraft on Company business, based on Mr. Azoff's cost. For the period from October 29, 2008 through December 31, 2008 (the portion of the fiscal year subsequent to the time Mr. Azoff became Chief Executive Officer of the Company) payments by Front Line to ATC Aviation totaled $229,542.

Related Person Transaction Policy

        The Board has adopted a written policy setting forth the procedures and standards we apply to reviewing and approving related person transactions. The policy covers any transaction, arrangement or relationship in which we are or will be a participant, the amount involved exceeds $120,000 and in which any Related Person (as defined therein) had, has or will have a direct or indirect interest other than (a) employment relationships or transactions involving an executive officer and any related compensation solely resulting from such employment if such compensation was approved, or recommended to the Board for approval, by the Compensation Committee; (b) compensation for serving as a director; (c) payments arising solely from the ownership of our equity securities in which all holders of that class of equity securities received the same benefit on a pro rata basis; or (d) such other exclusions as may be permitted pursuant to applicable rules and regulations of the SEC or any stock exchange upon which our common stock may then be listed. Under the policy, "Related Person" means: (1) any of our directors, director nominees or executive officers; (2) any person who is known to be the beneficial owner of more than 5% of any class of our voting securities; (3) any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of, and/or any other person (other than a tenant or employee) sharing the household of, any person named in (2) or (3) above; (4) any firm, corporation or other entity or organization (profit or not-for-profit) for which any person named in (1)-(2) above serves as an employee, executive officer, partner or principal (or other similar position); and (5) any firm, corporation or other entity or organization (profit or not-for-profit) for which any person named in (1)-(2) above has a 5% or greater beneficial ownership interest.

        Under the policy all Related Person transactions must be reviewed by either the Audit Committee or another independent body of the Company's Board of Directors.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table sets forth fees for all professional services rendered by Ernst & Young LLP to Ticketmaster Entertainment for the year ended December 31, 2008. Fees billed by Ernst & Young LLP to IAC for periods prior to the August 20, 2008 spin-off date are not included below.

Description	2008
Audit Fees(1)	$1,816,694
Audit-Related Fees(2)	$652,280
Tax Fees	—
Other Fees	—

Total Fees	$2,468,974

    (1)
    Audit Fees include fees associated with the annual audit of Ticketmaster Entertainment's consolidated financial statements; accounting consultations, expenses and overruns associated with the audit; and statutory audits. Statutory audits include audits performed for certain Ticketmaster Entertainment businesses in various jurisdictions abroad, which audits are required by local law.

    (2)
    Audit-Related Fees include SAS 70 fees, due diligence fees and accounting consultations in connection with acquisitions.

        The Audit Committee has a policy governing the pre-approval of all audit and permitted non-audit services performed by Ticketmaster Entertainment's independent registered public accounting firm in order to ensure that the provision of these services does not impair such firm's independence from Ticketmaster Entertainment and its management. Unless a type of service to be provided by Ticketmaster Entertainment's independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services in excess of pre-approved cost levels will require specific pre-approval by the Audit Committee. In all pre-approval instances, the Audit Committee will consider whether such services are consistent with SEC rules regarding auditor independence.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)            Exhibits

        The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed or furnished herewith.

Exhibit No.		Description
31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	††	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Filed herewith.

††
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2009	TICKETMASTER ENTERTAINMENT, INC.
	By:	/s/ BRIAN REGAN Brian Regan Executive Vice President and Chief Financial Officer

QuickLinks

EXPLANATORY NOTE
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES