Form 10-Q
period 2009-03-31
TICKETMASTER ENTERTAINMENT, INC.
filed 2009-05-13
CIK 1006637

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        As of May 8, 2009, the following shares of the Registrant's common stock were outstanding: 57,331,248

 TICKETMASTER ENTERTAINMENT, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2009

i

PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
Revenue	$372,815	$344,817
Interest on funds held for clients	1,001	4,164

Total revenue	373,816	348,981
Cost of sales (exclusive of depreciation shown separately below)	232,560	221,022

Gross profit	141,256	127,959
Selling and marketing expense	24,295	19,393
General and administrative expense	64,203	41,853
Amortization of intangibles	15,058	8,868
Depreciation	12,400	11,055

Operating income	25,300	46,790
Other (expense) income, net:
Interest (expense) income, net	(17,515)	2,555
Equity in income of unconsolidated affiliates	1,343	666
Other (expense) income	(191)	944

Total other (expense) income, net	(16,363)	4,165

Earnings before income taxes and noncontrolling interests	8,937	50,955
Income tax provision	(4,201)	(18,821)

Net income	4,736	32,134
Plus: Loss attributable to noncontrolling interests, net	2,513	573

Net income attributable to Ticketmaster Entertainment, Inc.	$7,249	$32,707

Net earnings per share available to common stockholders:
Basic	$0.13	$0.58
Diluted	$0.12	$0.58
Weighted average number of shares of common and common equivalent stock outstanding:
Basic	57,321	56,171
Diluted	59,219	56,171

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
	(In thousands, except per share data)
ASSETS
Cash and cash equivalents	$624,033	$464,618
Marketable securities	—	1,495
Accounts receivable, client accounts	105,498	70,121
Accounts receivable, trade, net of allowance of $3,385 and $3,662, respectively	48,276	46,459
Deferred income taxes	14,055	14,038
Contract advances	49,938	44,927
Prepaid expenses and other current assets	37,800	37,758

Total current assets	879,600	679,416
Property and equipment, net	109,786	111,291
Goodwill	455,492	455,751
Intangible assets, net	314,924	330,061
Long-term investments	18,897	17,487
Other non-current assets	112,955	112,561

TOTAL ASSETS	$1,891,654	$1,706,567

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
LIABILITIES:
Accounts payable, client accounts	$505,752	$324,164
Accounts payable, trade	29,560	29,251
Accrued compensation and benefits	49,108	39,683
Deferred revenue	35,105	33,244
Income taxes payable	3,810	7,522
Other accrued expenses and current liabilities	68,752	82,435

Total current liabilities	692,087	516,299
Long term debt	865,000	865,000
Income taxes payable	2,930	1,680
Other long-term liabilities	11,857	10,286
Deferred income taxes	64,335	67,300
Redeemable noncontrolling interests	708	1,293
Commitments and contingencies
REDEEMABLE PREFERRED STOCK:
Series A convertible redeemable preferred stock, $0.01 par value, 25,000 shares authorized, 1,750 non-vested shares issued and outstanding at March 31, 2009 and December 31, 2008	11,449	9,888
EQUITY:
Ticketmaster Entertainment, Inc. stockholders' equity:
Common stock, $0.01 par value, 300,000 shares authorized; 57,329 shares issued and outstanding at March 31, 2009 and 57,213 shares issued and outstanding at December 31, 2008	573	572
Additional paid-in capital	1,241,157	1,236,130
Accumulated deficit	(1,051,509)	(1,058,758)
Accumulated other comprehensive loss	(13,331)	(11,374)

Total Ticketmaster Entertainment, Inc. stockholders' equity	176,890	166,570

Noncontrolling interests	66,398	68,251

Total equity	243,288	234,821

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$1,891,654	$1,706,567

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK AND EQUITY

(Unaudited)

			Ticketmaster Entertainment, Inc. Stockholders' Equity
	Redeemable Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value
							Accumulated Other Comprehensive Income
					Additional Paid-in Capital	Retained Deficit		Noncontrolling Interests
	Amount	Shares	Amount	Shares					Total
	(In thousands)
Balance as of December 31, 2008	$9,888	1,750	$572	57,213	$1,236,130	$(1,058,758)	$(11,374)	$68,251	$234,821
Comprehensive income:
Net income (loss)	—	—	—	—	—	7,249	—	(1,504)	5,745
Foreign currency translation	—	—	—	—	—	—	(1,957)	—	(1,957)

Comprehensive (loss) income								(1,504)	3,788
Issuance of common stock	—	—	1	116	762	—	—	—	763
Stock-based compensation	1,561	—	—	—	4,265	—	—	—	4,265
Distributions to minority partners	—	—	—	—	—	—	—	(349)	(349)

Balance as of March 31, 2009	$11,449	1,750	$573	57,329	$1,241,157	$(1,051,509)	$(13,331)	$66,398	$243,288

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income attributable to Ticketmaster Entertainment, Inc.	$7,249	$32,707
Adjustments to reconcile net income attributable to Ticketmaster Entertainment, Inc. to net cash provided by operating activities:
Amortization of intangibles	15,058	8,868
Depreciation	12,400	11,055
Amortization of debt issuance costs	1,114	—
Provision for doubtful accounts	433	580
Stock-based compensation expense	6,271	4,765
Deferred income taxes	(2,998)	1,111
Equity in income of unconsolidated affiliates, net of dividends	(1,343)	(666)
Excess tax benefits from stock-based awards	—	(28)
Loss attributable to noncontrolling interests of consolidated subsidiaries	(2,513)	(573)
Changes in current assets and liabilities, excluding acquisition effects:
Accounts receivable	(2,410)	6,542
Prepaid expenses and other current assets	(6,890)	(18,692)
Accounts payable and other current liabilities	(777)	4,964
Income taxes payable	(2,512)	(3,227)
Deferred revenue	2,114	(581)
Funds collected on behalf of clients, net	147,995	18,958
Other, net	(54)	52

Net cash provided by operating activities	173,137	65,835

Cash flows from investing activities:
Transfers to IAC	—	(135,481)
Cash paid for acquisitions, net of cash acquired	(36)	(394,999)
Purchases of property and equipment	(10,913)	(9,487)
Proceeds from sales and maturities of marketable securities	1,497	—
Cash paid for long-term investments	(67)	(158)

Net cash used in investing activities	(9,519)	(540,125)

Cash flows from financing activities:
Capital contributions from IAC	—	394,999
Principal payments on long-term obligations	(577)	(345)
Distributions to noncontrolling interests	(349)	—
Excess tax benefits from equity awards	—	28

Net cash (used in) provided by financing activities	(926)	394,682

Effect of exchange rate changes on cash and cash equivalents	(3,277)	12,943

Net increase (decrease) in cash and cash equivalents	159,415	(66,665)
Cash and cash equivalents at beginning of period	464,618	568,417

Cash and cash equivalents at end of period	$624,033	$501,752

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Company Overview

        Ticketmaster Entertainment, Inc., a Delaware corporation ("Ticketmaster Entertainment," "we," "our," "us" or the "Company"), consists of Ticketmaster and Front Line Management Group, Inc. ("Front Line"). Ticketmaster operates in 20 global markets, providing ticket sales, ticket resale services, marketing and distribution through www.ticketmaster.com, numerous retail outlets and worldwide call centers. Established in 1976, Ticketmaster serves clients worldwide across multiple event categories, providing exclusive ticketing services for leading arenas, stadiums, professional sports franchises and leagues, college sports teams, performing arts venues, museums, and theaters. Ticketmaster Entertainment acquired a controlling interest in Front Line in October 2008. Founded by Irving Azoff and Howard Kaufman in 2004, Front Line is an artist management company.

Spin-off from IAC/InterActiveCorp

        On July 1, 2008, the Board of Directors of IAC/InterActiveCorp ("IAC") approved a plan to separate IAC into five separate, publicly traded companies via the distribution of all of the outstanding shares of common stock of four wholly-owned subsidiaries (the "Spincos"), including Ticketmaster Entertainment.

        On August 20, 2008, IAC distributed to its stockholders all of the outstanding shares of common stock, par value $0.01 per share, of Ticketmaster Entertainment (the "spin-off"). Ticketmaster Entertainment's businesses include the businesses that formerly comprised IAC's Ticketmaster segment (which, at the time of spin-off, included IAC's domestic and international ticketing and ticketing related businesses, subsidiaries and investments, and excluded Ticketmaster Entertainment's Reserve America subsidiary and its investment in Active.com). Ticketmaster Entertainment also includes IAC's minority investment in Front Line. On October 29, 2008, the Company acquired an additional equity interest in Front Line, giving Ticketmaster Entertainment a controlling interest in Front Line.

        Upon completion of the spin-off (and for a short period prior to that, on a "when issued" basis), Ticketmaster Entertainment shares began trading on The Nasdaq Global Select Market ("NASDAQ") under the symbol "TKTM." In conjunction with the spin-off, Ticketmaster Entertainment completed the following transactions: (1) extinguished all intercompany receivable balances due from IAC and its subsidiaries, which totaled $604.4 million by recording a non-cash distribution to IAC, (2) recapitalized the invested equity balance with common stock, whereby holders of IAC stock received one fifth of a share of Ticketmaster Entertainment common stock for each share of common and class B common stock of IAC held, as described in our Post Effective Amendment No. 1 to Form S-1 (Commission File Number 333-152702) filed with the Securities and Exchange Commission ("SEC") on August 20, 2008, and (3) distributed $752.9 million in cash to IAC in connection with Ticketmaster Entertainment's separation from IAC, which included the net proceeds of $723.6 million from our financings through a combination of privately issued debt securities and bank borrowings. Refer to Note 5—Long Term Debt.

Pending Merger with Live Nation

        On February 10, 2009, the Company entered into a definitive agreement to merge with Live Nation in a stock transaction pursuant to which the Company will merge with and into an indirect, wholly-owned subsidiary of Live Nation ("Merger Sub"), with Merger Sub continuing as the surviving entity and as an indirect, wholly-owned subsidiary of Live Nation and Live Nation continuing as the

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

public parent of the combined companies. Pursuant to the terms of the merger agreement, the aggregate number of shares of Live Nation common stock that the holders of securities representing 100% of the voting power of the Company's equity interests issued and outstanding immediately prior to the consummation of the merger are entitled to receive in the merger will represent 50.01% of the total voting power of the Live Nation equity interests issued and outstanding immediately following the consummation of the merger. The transaction requires, among other customary closing conditions, approval by a majority of the outstanding shares of the Company's common stock and Series A Preferred Stock, voting together as a single class, approval by a majority of the shares of Live Nation's common stock, represented in person or by proxy, domestic and foreign regulatory approvals, and receipt of the necessary consent of lenders party to the Company's credit facility to allow the facility to remain in effect after the consummation of the merger with no default or event of default there under resulting from the merger. Liberty Media Corporation, which beneficially owns approximately 29% of the Company's outstanding common stock, has agreed to vote in favor of the proposed transaction, subject to the terms of a voting agreement.

        The proposed transaction is subject to antitrust/competition regulatory review in the United States and four other countries. Ticketmaster Entertainment expects the merger to close before 2009 year end. In the United States, Ticketmaster Entertainment and Live Nation are engaged in discussions with the U.S. Department of Justice, Antitrust Division ("DOJ") regarding the proposed transaction. The parties are also in the process of responding to the DOJ's "second request" for information related to the companies' respective businesses and the proposed merger.

        The other jurisdictions where the transaction is under regulatory review are Canada, the United Kingdom, Norway, and Turkey. The Canadian authorities recently issued a "second request" for additional information relating to the parties' respective businesses, and the parties are in the process of responding to the Canadian request. The U.K. authorities have issued several information requests to which the parties are in the process of responding. The Norwegian Competition Authority has advised that the parties are required to submit a full-form application for approval, which will require the parties to supplement the previously filed "short-form" application. Finally, the parties have recently submitted the required information to the Turkish competition authorities.

Basis of Presentation

        These interim unaudited consolidated financial statements present our results of operations, financial position, redeemable preferred stock and equity, comprehensive income, and cash flows, on a combined basis through the spin-off on August 20, 2008, and on a consolidated basis thereafter. Our pre spin-off financial statements were prepared on a combined basis rather than a consolidated basis because they excluded Ticketmaster Entertainment's former Reserve America subsidiary and its investment in Active.com, which were transferred to IAC, and included the investment in Front Line that was not owned prior to the spin-off by legal entities that comprise Ticketmaster Entertainment businesses.

        Ticketmaster Entertainment's investment in Front Line was consolidated beginning October 29, 2008, when the Company increased its ownership interest from 39.4% to 82.3% (approximately 75% on a diluted basis). Prior to October 29, 2008, the investment in Front Line was accounted for using the equity method of accounting. The ownership of Reserve America and the investment in Active.com were retained by IAC after the spin-off.

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

        Interim results are not necessarily indicative of the results that may be expected for a full year. You should read these interim unaudited consolidated financial statements and notes in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2008, which are included in our Form 10-K, as amended.

        The historical March 31, 2008 unaudited financial statements are based on certain assumptions about Ticketmaster Entertainment as a stand-alone company. Our management believes the assumptions underlying the historical consolidated financial statements of Ticketmaster Entertainment are reasonable. However, this financial information does not necessarily reflect what the historical financial position, results of operations and cash flows of Ticketmaster Entertainment would have been if Ticketmaster Entertainment had been a stand-alone company during the period presented.

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

Reclassifications

        Certain amounts in the prior year's consolidated financial statements and notes have been reclassified to conform to the current-year presentation.

NOTE 2—SUMMARY OF ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

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

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF ACCOUNTING STANDARDS (Continued)

Ticketmaster Entertainment adopted FSP FAS No. 140-4 and FIN 46(R)-8 January 1, 2009, and the standard did not have a material impact on the Company's consolidated financial statements.

Equity Method Investment Accounting Considerations

        In November 2008, the FASB ratified the EITF consensus on Issue No. 08-6, Equity Method Investment Accounting Considerations ("EITF 08-6") which addresses certain effects of SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141R") and SFAS No. 160, Noncontrolling Interests in Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("SFAS No. 160") on an entity's accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor's ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. Ticketmaster Entertainment adopted EITF 08-6 January 1, 2009 and the standard did not have a material impact on the Company's consolidated financial statements.

Accounting for Defensive Intangible Assets

        In November 2008, the FASB ratified the EITF consensus on Issue No. 08-7, Accounting for Defensive Intangible Assets ("EITF 08-7"). EITF 08-7 addresses the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under EITF 08-7, a defensive intangible asset would need to be accounted for as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. Ticketmaster Entertainment adopted EITF 08-7 January 1, 2009, and the standard did not have a material impact on the Company's consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

        In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP No. EITF 03-6-1"). FSP No. EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the calculation of basic EPS. Ticketmaster Entertainment adopted EITF 03-06-1 January 1, 2009, and the standard did not have a material impact on the Company's consolidated financial statements.

Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP No. FAS 142-3"). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. Ticketmaster Entertainment adopted FSP No. FAS 142-3 January 1, 2009 on a prospective basis, and the standard did not have a material impact on the Company's consolidated financial statements.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF ACCOUNTING STANDARDS (Continued)

Disclosures about Derivative Instruments and Hedging Activities

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosures on an entity's derivative and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 January 1, 2009. Because SFAS No. 161 amends only the disclosure requirements for derivative instruments and hedged items, the adoption of SFAS No. 161 did not have a material impact on the Company's consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160, which changes the accounting and reporting for minority interests. Noncontrolling (minority) interests will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. Ticketmaster Entertainment adopted SFAS No. 160 January 1, 2009. SFAS No. 160 is applied prospectively, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. As a result of the adoption, we have reclassified certain noncontrolling interests from liabilities to a component of equity. In accordance with FASB Emerging Issue Task Force Topic No. D-98, "Classification and Measurement of Redeemable Securities," securities that are redeemable at the option of the holder and not solely within the control of the issuer, must be classified outside of equity. Since the noncontrolling interests held by third parties in consolidated subsidiaries are exercisable outside the control of the Company, these interests are classified outside of equity in the accompanying consolidated balance sheets.

Business Combinations

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), SFAS No. 141R, which replaces SFAS No. 141. SFAS No. 141R establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. SFAS No. 141R requires (i) recognition of 100% of the fair values of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be fair valued at acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post combination costs. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and early adoption was prohibited. SFAS No. 141R requires prospective application for all acquisitions after the adoption date. The Company expects SFAS No. 141R to have an impact on how acquisitions are reflected in the consolidated financial statements when effective, but the timing, nature and magnitude of the specific effects will depend on the nature, terms and size of any acquisitions that the Company consummates after the effective date. As of December 31, 2008, approximately

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF ACCOUNTING STANDARDS (Continued)

$0.6 million of transaction costs related to deals not consummated were capitalized and included in prepaid expenses and other current assets. These costs were expensed during the first quarter of 2009.

        Additionally, for business combinations for which the acquisition date is prior to the effective date of SFAS No. 141R, the acquirer is required to apply the requirements of SFAS No. 109, Income Taxes, as amended by SFAS No. 141R, prospectively. After the effective date of SFAS No. 141R, changes in the valuation allowance for acquired deferred tax assets and dispositions of uncertain income tax positions must be recognized as an adjustment to income tax expense, rather than through goodwill. The impact of the adoption of SFAS No. 141R on the Company's consolidated financial statements will largely be dependent on the size and nature of the business combinations completed after January 1, 2009.

Accounting by Lessees for Maintenance Deposits

        In June 2008, the FASB issued EITF Issue No. 08-3, "Accounting by Lessees for Maintenance Deposits" ("EITF 08-3"). EITF 08-03 concluded that maintenance deposits should be considered a deposit when paid to the lessor if it is probable that the deposits will be refunded to the lessee. The cost of maintenance activities should be expensed or capitalized by the lessee, as appropriate, when the underlying maintenance is performed. If it is less than probable that a maintenance deposit will be refunded to the lessee, the deposit is recognized as additional rent expense. EITF 08-03 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Ticketmaster Entertainment adopted EITF 08-3 January 1, 2009 and the standard did not have an impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

Fair Value Accounting

        In March 2009, the FASB issued proposals to improve guidance on fair value measurements and other-than-temporary impairment, specifically; proposed FSP on Statement 115, Statement 124, and EITF Issue 99-20, "Recognition and Presentation of Other-Than-Temporary Impairments" defined as ("FSP FAS 115-a, FAS 124-a, EITF 99-20-b"), and FSP FAS 157-e, "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed" ("FSP FAS 157-e"). The comment deadline for these proposals was April 1, 2009. We are currently evaluating the effects that these proposed FSP's will have on our consolidated financial statements.

NOTE 3—SEGMENT INFORMATION

        The overall concept employed by Ticketmaster Entertainment in determining its operating segments is to present the financial information in a manner consistent with how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. Operating segments are consolidated for reporting purposes if they have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

        After the October 29, 2008 acquisition of a controlling interest in Front Line, based upon changes in the internal management structure and how the chief operating decision maker viewed the business, the Company began reporting two segments: Ticketing and Artist Services.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SEGMENT INFORMATION (Continued)

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

        Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense, equity in income of nonconsolidated affiliates, net loss attributable to noncontrolling interests, and other (expense) income—net and income taxes expense are managed on a total company basis. Corporate expenses primarily include compensation and other employee costs (including stock-based compensation), outside services and professional fees.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenue:
Ticketing	$339,010	$348,981
Artist services	34,806	—

Total revenue	$373,816	$348,981

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Operating income:
Ticketing	$60,088	$66,494
Artist services	(6,760)	—
Corporate and unallocated	(28,028)	(19,704)

Total Operating income	$25,300	$46,790

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Adjusted EBITDA(a):
Ticketing	$80,021	$88,005
Artist services	4,429	—
Corporate and unallocated	(25,421)	(16,527)

Total Adjusted EBITDA	$59,029	$71,478

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SEGMENT INFORMATION (Continued)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Capital expenditures:
Ticketing	$9,721	$8,216
Artist services	271	—
Corporate and unallocated	921	1,271

Total Capital expenditures	$10,913	$9,487

        The following table reconciles Adjusted EBITDA for the Company's reportable segments to net income attributable to Ticketmaster Entertainment, Inc.:

	Three Months Ended March 31, 2009
	Adjusted EBITDA(a)	Non-cash compensation expense	Amortization of intangibles	Depreciation expense	Operating income
	(In thousands)
Ticketing	$80,021	$(1,192)	$(7,234)	$(11,507)	$60,088
Artist services	4,429	(3,230)	(7,824)	(135)	(6,760)
Corporate and unallocated	(25,421)	(1,849)	—	(758)	(28,028)

Total	$59,029	$(6,271)	$(15,058)	$(12,400)	25,300

Other expense, net					(16,363)

Earnings before income taxes and noncontrolling interests					8,937
Income tax provision					(4,201)

Net income					4,736
Plus: Loss attributable to noncontrolling interests, net					2,513

Net income attributable to Ticketmaster Entertainment, Inc.					$7,249

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SEGMENT INFORMATION (Continued)

	Three Months Ended March 31, 2008
	Adjusted EBITDA(a)	Non-cash compensation expense	Amortization of intangibles	Depreciation expense	Operating income
	(In thousands)
Ticketing	$88,005	$(2,283)	$(8,868)	$(10,360)	$66,494
Artist services	—	—	—	—	—
Corporate and unallocated	(16,527)	(2,482)	—	(695)	(19,704)

Total	$71,478	$(4,765)	$(8,868)	$(11,055)	46,790

Other income, net					4,165

Earnings before income taxes and noncontrolling interests					50,955
Income tax provision					(18,821)

Net income					32,134
Plus: Loss attributable to noncontrolling interests, net					573

Net income attributable to Ticketmaster Entertainment, Inc.					$32,707

(a)
Our primary operating metric for evaluating segment performance is Adjusted Earnings before Interest, Income Taxes, Depreciation and Amortization ("Adjusted EBITDA"), which is defined as Operating income excluding, if applicable: (1) depreciation expense, (2) non-cash compensation expense, (3) amortization and impairment of intangibles, (4) goodwill or other impairments, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. Ticketmaster Entertainment believes this measure is useful to investors because it represents its consolidated operating results excluding the effects of non-cash expenses. The Adjusted EBITDA metric was named Adjusted Operating Income in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. Adjusted EBITDA has certain limitations in that it does not take into account the impact to Ticketmaster Entertainment's statement of operations of certain expenses, including acquisition-related accounting. Ticketmaster Entertainment endeavors to compensate for the limitations of the supplemental measure presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the supplemental measure.

        The Ticketing segment's largest client through 2008, Live Nation, Inc. (including its subsidiary House of Blues) ("Live Nation"), represented approximately 6% and 15% of Ticketmaster Entertainment's consolidated revenue for the three months ended March 31, 2009 and 2008 respectively.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES

        Ticketmaster Entertainment calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28 and FASB Interpretation No. 18. At the end of each interim period, the Company makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

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

        For the three months ended March 31, 2009 and 2008, the Company recorded a tax provision of $4.2 million and $18.8 million, respectively, which represent effective tax rates of 47% and 37%, respectively. The tax rate for the three months ended March 31, 2009 is higher than the federal statutory rate of 35% due principally to losses in foreign jurisdictions for which no tax benefit can be recognized, adjustments to deferred taxes due to newly enacted state tax legislation, and increases in tax reserves, partially offset by foreign income taxed at lower rates including the effects of our international restructuring. The tax rate for the three months ended March 31, 2008 is higher than the federal statutory rate of 35% due principally to state taxes, partially offset by foreign income taxed at lower rates.

        As of December 31, 2008 and March 31, 2009, the Company had unrecognized tax benefits of approximately $1.3 million and $2.3 million, respectively. During the three months ended March 31, 2009, the unrecognized tax benefits increased by approximately $1.0 million as a result of historical state tax positions and foreign income tax positions taken in the current year. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the three months ended March 31, 2009 is $0.2 million, net of related deferred taxes, for interest and penalties on unrecognized tax benefits. At March 31, 2009, the Company has accrued $0.6 million for the payment of interest and penalties.

        By virtue of previously filed separate company tax returns, as well as consolidated tax returns with IAC, Ticketmaster Entertainment is routinely under audit by federal, state, local and foreign income tax authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the amounts recorded for unrecognized tax benefits and the amounts owed by Ticketmaster Entertainment are recorded in the period they become known.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

        The IRS is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which include the operations of Ticketmaster Entertainment from January 17, 2003, the date which Ticketmaster Entertainment joined the IAC consolidated tax group. The statute of limitations for these years has been extended to December 31, 2011. Various IAC consolidated state and local jurisdictions are currently under examination, the most significant of which are California, Florida, New York and New York City, for various tax years after December 31, 2001. Ticketmaster Entertainment's operations were included in these returns from January 17, 2003. These examinations are expected to be completed by late 2009. See Note 14—Related Party Transactions to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2008, for a description of the tax sharing arrangement with IAC and the Spincos.

        Ticketmaster Entertainment believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $1.4 million within twelve months of the current reporting date due to settlements and expirations of applicable statute of limitations. An estimate of other changes in unrecognized tax benefits cannot be made, but such other changes are not expected to be significant.

NOTE 5—LONG TERM DEBT

        The balance of long-term debt is as follows (in thousands):

	March 31, 2009	December 31, 2008
10.75% Senior Notes due July 28, 2016	$300,000	$300,000
2008 Term Loan A, due July 25, 2013	100,000	100,000
2008 Term Loan B, due July 25, 2014	350,000	350,000
2008 Revolver, due July 25, 2013	115,000	115,000

Total	$865,000	$865,000

        The 10.75% Senior Notes contain two incurrence-based financial covenants requiring a minimum fixed charge coverage ratio, as defined therein, of 2.0 to 1.0, and a maximum secured indebtedness leverage ratio, as defined therein, of 2.25 to 1.0. As of March 31, 2009, the Company was in compliance with these incurrence based financial covenants.

        Term Loan A, Term Loan B and the revolving credit facility (the "Revolver"), collectively the ("Senior Secured Credit Facilities") bear interest rates per annum based on fixed and variable interest rates specified in the credit agreement governing the Senior Secured Credit Facilities. The interest rates for the Term Loan A, Term Loan B and the Revolver at March 31, 2009 were 3.73%, 4.23% and 3.46%, respectively.

        The Senior Secured Credit Facilities have two quarterly financial covenants requiring a maximum total leverage ratio, as defined therein, of 3.50 to 1.00 and a minimum interest coverage ratio, as defined therein, of 3.00 to 1.00. As of March 31, 2009, the Company was in compliance with both of these financial covenants, giving pro-forma effect, as required, to Adjusted EBITDA for Front Line.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—LONG TERM DEBT (Continued)

        The Company's long-term debt has scheduled principal repayments for each of the next five years and thereafter as follows (in thousands):

Years Ending December 31,
2009	$—
2010	—
2011	13,500
2012	18,500
2013	191,750
Thereafter	641,250

Total	$865,000

NOTE 6—EARNINGS PER SHARE

        We compute earnings per share in accordance with SFAS No. 128, Earnings Per Share ("SFAS No. 128"). We compute basic earnings per share using the weighted average number of common shares outstanding for the period. Under the provisions of SFAS No. 128, basic net income per common share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments in the periods in which such effect is dilutive. For the three months ended March 31, 2008, we computed earnings per share using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period.

        The following table presents our basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except for per share data)
Net income attributable to Ticketmaster Entertainment, Inc.:	$7,249	$32,707
Net earnings per share available to common stockholders:
Basic	$0.13	$0.58
Diluted	$0.12	$0.58
Weighted average of number of shares outstanding:
Basic	57,321	56,171
Diluted effect of:
Options to purchase common stock, RSUs and redeemable preferred stock	1,898	—

Diluted	59,219	56,171

        Weighted average common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options, vesting of RSUs and conversion of the Company's Series A Convertible Preferred Stock if the effect is dilutive.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SFAS 123R AND STOCK-BASED COMPENSATION

        Stock-based compensation expense related to stock options, restricted stock, restricted stock units ("RSUs") and performance stock units ("PSUs") is included in the following line items in the Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of sales	$112	$235
Selling and marketing expense	121	258
General and administrative expense	6,038	4,272

Stock-based compensation expense	$6,271	$4,765

        On January 22, 2009, the Company granted an aggregate of 28,184 of RSUs to eligible non-employee members of its Board of Directors with a grant date fair value of $0.2 million. Half of the RSUs vest in August 2009, with the remaining half vesting in August 2010.

        On April 29, 2009, the Company granted an aggregate of 2,235,000 options and 113,000 RSUs to certain employees. The options and restricted stock units vest ratably over four years and have ten year terms.

NOTE 8—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At March 31, 2009 and December 31, 2008 Ticketmaster Entertainment's equity investments in unconsolidated affiliates totaled $18.9 million and $12.9 million, respectively, and are included in Long-term investments in the Consolidated Balance Sheets.

        On October 29, 2008, Ticketmaster Entertainment acquired additional interests in Front Line from certain of the other stockholders of Front Line for an aggregate purchase price of $123.0 million. On this same date, the Company also acquired equity interests in Front Line in a transaction that, for accounting purposes, was treated as an exchange by a trust controlled by Mr. Azoff of certain Front Line equity awards for certain Ticketmaster Entertainment equity awards. The Company acquired additional ownership interests of 42.9%, in the aggregate, resulting in a controlling interest in Front Line of 82.3% (approximately 74% on a diluted basis). Ticketmaster Entertainment's 39.4% ownership interest in Front Line prior to the acquisition was accounted for under the equity method of accounting. Income related to the investment in Front Line, which totaled $0.2 million in the three months ended March 31, 2008, is included in Other (expense) income in the Consolidated Statements of Operations. The results of Front Line were consolidated with Ticketmaster Entertainment effective October 29, 2008.

        The Company also maintains a 15% investment in Broadway China Ventures and accounts for its investment on a cost basis.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

        The following is a list of investments accounted for under the equity method, the principal market in which the investee operates, and the relevant ownership percentage at both March 31, 2009 and December 31, 2008:

iLike.com (United States)	25.0%
Beijing Gehua Ticketmaster Ticketing Co., Ltd. (China)	40.0%
TM Mexico (Mexico)	33.3%

        The summarized aggregated financial information of Ticketmaster Entertainment's equity investments is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net sales	$8,979	$72,149
Gross profit	6,415	34,353
Net income	4,034	4,746

        The summarized aggregated financial information for the three months ended March 31, 2008 includes Ticketmaster Entertainment's investment in Front Line which, prior to October 29, 2008, was accounted for under the equity method of accounting.

NOTE 9—COMPREHENSIVE INCOME

        Comprehensive income is comprised of (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$4,736	$32,134
Foreign currency translation	(1,978)	12,361

Total Comprehensive income	2,758	44,495

Loss attributable to noncontrolling interests, net	2,513	573
Foreign currency translation	21	(77)

Comprehensive loss attributable to noncontrolling interests	2,534	496

Comprehensive income attributable to Ticketmaster Entertainment, Inc.	$5,292	$44,991

        Accumulated other comprehensive income as of March 31, 2009 and March 31, 2008 is solely related to foreign currency translation.

NOTE 10—RELATED PARTY TRANSACTIONS

        Prior to the spin-off, our operating expenses included allocations from IAC for accounting, treasury, legal, tax, corporate support, human resource functions, and internal audit functions. These expenses were allocated based on the ratio of Ticketmaster Entertainment's revenue as a percentage of IAC's total revenue. Expense allocations from IAC were $0.9 million for the three months ended March 31, 2008 and are included in general and administrative expense in our Consolidated Statements

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—RELATED PARTY TRANSACTIONS (Continued)

of Operations for the period. The expense allocations from IAC ceased upon consummation of the spin-off.

        Ticketmaster Entertainment occupies office space in buildings in Los Angeles and New York City that are currently owned by IAC. Related rental expense charged to Ticketmaster Entertainment by IAC totaled $0.9 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively.

        Interest income of $1.7 million was recorded in our Consolidated Statements of Operations for the three months ended March 31, 2008 which arose from intercompany receivables from IAC and its subsidiaries. The interest income from IAC ceased upon the extinguishment of all intercompany receivables upon consummation of the spin-off.

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

        IAC and Ticketmaster Entertainment currently continue, and for the foreseeable future expect to continue, to work together pursuant to a variety of commercial relationships. In connection with the spin-off, IAC and Ticketmaster Entertainment entered into various commercial agreements between subsidiaries of IAC, on the one hand, and subsidiaries of Ticketmaster Entertainment, on the other hand, many of which memorialized (in most material respects) pre-existing arrangements in effect prior to the spin-off and all of which were negotiated at arms' length.

Agreements with Liberty Media Corporation

        In connection with the spin-off, the Company assumed from IAC all of IAC's rights and obligations relating to Ticketmaster Entertainment under a Spinco Agreement between IAC and Liberty Media Corporation ("Liberty"), providing for post-spin-off governance arrangements at the Company. As of February 10, 2009, Liberty beneficially owned approximately 29.1% of the outstanding shares of common stock of the Company. Refer to the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 2008 for a summary of the material terms of those governance agreements and related matters.

  Liberty/Live Nation Stockholder Agreement

        In connection with Ticketmaster Entertainment entering into a merger agreement with Live Nation, pursuant to which a merger of Ticketmaster Entertainment with and into a wholly owned subsidiary of Live Nation is pending, on February 10, 2009, Ticketmaster Entertainment entered into that certain Stockholder Agreement among Live Nation, Liberty, Liberty USA Holdings, LLC and Ticketmaster Entertainment, dated February 10, 2009 (the "Liberty Stockholder Agreement") regarding certain corporate governance rights, designation rights and registration rights with respect to the Live Nation common stock to be acquired by Liberty in connection with the merger. Among other things, subject to certain restrictions and limitations set forth in the Liberty Stockholder Agreement, Liberty will have the right, following the closing of the merger, to nominate up to two directors to serve on the

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—RELATED PARTY TRANSACTIONS (Continued)

Live Nation board of directors. In addition, if Liberty Media designates two directors to the Live Nation board of directors, one of them must meet the independence standards of the NYSE with respect to Live Nation and one of Liberty would have the right to designate one of its nominees to serve on the Audit Committee and one nominee to serve on the Compensation Committee of the Live Nation board of directors, subject to such designee's satisfaction of the applicable standards for service on such committees. Furthermore, the Liberty Stockholder Agreement also contains provisions relating to limitations on the ownership of Live Nation equity securities by Liberty and its affiliates following the merger and on transfers of Live Nation equity securities and rights and obligations under the Liberty Stockholder Agreement following the merger.

Relationships Involving Executives

        In connection with Ticketmaster Entertainment's entering into the Live Nation merger agreement referred to above, on February 10, 2009, Ticketmaster Entertainment entered into a letter agreement, dated as of February 10, 2009, with Mr. Azoff, Chief Executive Officer of Ticketmaster Entertainment, pursuant to which Ticketmaster Entertainment agreed, prior to the consummation of the Live Nation merger, to redeem the shares of Ticketmaster Entertainment preferred stock held by or on behalf of Mr. Azoff for a note (i) having terms comparable to the Ticketmaster Entertainment preferred stock (except that the note will not be convertible into shares of Ticketmaster Entertainment common stock) and (ii) resulting in legal, economic and tax treatment that, in the aggregate, will be no less favorable to Mr. Azoff than such treatment with respect to the Ticketmaster Entertainment preferred stock.

        For a further discussion of related party relationships, see Item 13 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2008.

NOTE 11—COMMITMENTS AND CONTINGIENCIES

        In the ordinary course of business, Ticketmaster Entertainment is a party to various legal proceedings. Ticketmaster Entertainment establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against Ticketmaster Entertainment, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of Ticketmaster Entertainment, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. It is possible that an unfavorable outcome of one or more of these lawsuits could have a material impact on the liquidity, results of operations, or financial condition of Ticketmaster Entertainment. Ticketmaster Entertainment also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 4—Income Taxes for discussion related to income tax contingencies. For a discussion of certain legal proceedings involving the Company, see Part II, Item 1 of this Form 10-Q.

        In addition, pursuant to the Agreement and Plan of Merger dated as of February 10, 2009 (the "Merger Agreement"), among the Company, Live Nation, Inc., and, from and after its accession to the Agreement, Merger Sub, if the Merger Agreement is terminated before the merger is completed, under

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—COMMITMENTS AND CONTINGIENCIES (Continued)

some circumstances the Company may be obligated to pay to Live Nation a termination fee of $15 million plus Live Nation's expenses.

NOTE 12—FAIR VALUE MEASUREMENTS

        In accordance with SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company will be required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts because of their short-term nature. Marketable securities are recognized in the balance sheets at their fair values based on quoted prices. Long-term debt is carried at cost. However, the Company is required to estimate the fair value of long-term debt under SFAS No. 107, Disclosures about Fair Values of Financial Instruments ("SFAS No. 107"). The fair value of long-term debt is estimated based on market prices or third-party quotes.

        The provisions of SFAS No. 157 related to nonfinancial assets and liabilities became effective for the Company on January 1, 2009 in accordance with FSP FAS 157-2, Effective Date of FASB Statement No. 157, and will be applied prospectively. The application of SFAS No 157-2 did not have a material impact on the Company's consolidated financial statements.

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

        The Company estimated the fair value of its long-term debt by using market prices or third party quotes. The table below summarizes the fair value estimates, at March 31, 2009 (in thousands):

	Carrying Amount	Estimated Fair Value, (Level 2)
Long-term debt	$865,000	$688,700

NOTE 13—RESTRUCTURING CHARGES

        During the second quarter of 2008, Ticketmaster Entertainment began a comprehensive review of its worldwide cost structure in light of significant investments that have been made through increased operating and capital expenditures, acquisitions in recent periods, and in advance of the expiration of the various Live Nation ticketing agreements beginning in December 2008. As a result of this review, commencing in the third quarter of 2008, Ticketmaster Entertainment began to affect a series of actions expected to reduce 2009 annual operating expenses by approximately $35 million from reductions in personnel, consolidation of customer contact centers, and the balance from reductions in

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—RESTRUCTURING CHARGES (Continued)

other operating costs and other discretionary costs. The cost-reduction efforts in the ticketing segment were substantially completed in the first quarter of 2009.

        The following table summarizes the restructuring liabilities balance (included as a component of other accrued expenses within the Consolidated Balance Sheets) as of March 31, 2009.

	Balance as of January 1, 2009	Credit to expense	Cash payments	Foreign Exchange Translation	Balance as of March 31, 2009
	(In thousands)
Employee termination costs	$5,687	(43)	(1,342)	(19)	$4,283

Total	$5,687	(43)	(1,342)	(19)	$4,283

        During the first quarter of 2009, the Company recorded a severance and separation charge of $1.4 million for the resignation of an executive of Ticketmaster Entertainment. As of March 31, 2009, $1.4 million of this liability remains to be paid in bi-weekly installments for a period of twenty-four months through March 2011. The severance charge has been included in the general and administrative expense line item in the Consolidated Statements of Operations for the three months ended March 31, 2009.

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

        You should consider the areas of risk described above, as well as those set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2008, in connection with considering any forward-looking statements that may be made by the Company generally. Except for the ongoing obligations of the Company to disclose material information under the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required to do so by law.

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

Pending Merger with Live Nation

        On February 10, 2009, the Company signed a definitive agreement to merge with Live Nation in a stock transaction pursuant to which the Company will merge with and into an indirect, wholly-owned subsidiary of Live Nation ("Merger Sub"), with Merger Sub continuing as the surviving entity and as an indirect, wholly-owned subsidiary of Live Nation and Live Nation continuing as the public parent of the combined companies. Pursuant to the terms of the merger agreement, the aggregate number of shares of Live Nation common stock that the holders of securities representing 100% of the voting power of the Company's capital stock issued and outstanding immediately prior to the consummation of the merger are entitled to receive in the merger represents 50.01% of the total voting power of the Live Nation capital stock issued and outstanding immediately following the consummation of the merger. The transaction requires, among other customary closing conditions, approval by a majority of the outstanding shares of the Company's common stock and Series A Preferred Stock, voting together as a single class, approval by a majority of the shares of Live Nation's common stock, represented in person or by proxy, domestic and foreign regulatory approvals, and receipt of the necessary consent of lenders party to the Company's credit facility to allow the facility to remain in effect after the consummation of the merger with no default or event of default there under resulting from the merger. Liberty Media Corporation, which beneficially owns approximately 29% of the Company's common stock, has agreed to vote in favor of the proposed transaction, subject to the terms of a voting agreement.

        The proposed transaction is subject to antitrust/competition regulatory review in the United States and four other countries. Ticketmaster Entertainment expects the merger to close before 2009 year end. In the United States, Ticketmaster Entertainment and Live Nation are engaged in discussions with the U.S. Department of Justice, Antitrust Division ("DOJ") regarding the proposed transaction. The parties are also in the process of responding to the DOJ's "second request" for information related to the companies' respective businesses and the proposed merger.

        The other jurisdictions where the transaction is under regulatory review are Canada, the United Kingdom, Norway, and Turkey. The Canadian authorities recently issued a "second request" for additional information relating to the parties' respective businesses, and the parties are in the process of responding to the Canadian request. The U.K. authorities have issued several information requests, which the parties are in the process of responding to. The Norwegian Competition Authority has advised that the parties are required to submit a full-form application for approval, which will require the parties to supplement the previously filed "short-form" application. Finally, the parties have recently submitted the required information to the Turkish competition authorities.

Basis of Presentation

        These interim unaudited consolidated financial statements of Ticketmaster Entertainment discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations present our results of operations, financial position, redeemable preferred stock and equity, comprehensive income, and cash flows, on a combined basis through the spin-off on August 20, 2008, and on a consolidated basis thereafter. Our pre spin-off financial statements were prepared on a combined basis rather than a consolidated basis because they excluded Ticketmaster Entertainment's former Reserve America subsidiary and its investment in Active.com, which were transferred to IAC, and included the investment in Front Line that was not owned prior to the spin-off by legal entities that comprise Ticketmaster Entertainment businesses.

        The Company's investment in Front Line was consolidated beginning October 29, 2008, when the Company increased its ownership interest from 39.4% to 82.3% (approximately 75% on a diluted basis). Prior to October 29, 2008, the investment in Front Line was accounted for using the equity method of accounting. The ownership of Reserve America and the investment in Active.com were retained by IAC after the spin-off. These consolidated financial statements present IAC's and its subsidiaries net investment in Ticketmaster Entertainment businesses as invested capital in lieu of stockholders' equity.

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

        The historical interim unaudited financial statements for periods prior to the spin-off are based on certain assumptions about Ticketmaster Entertainment as a stand-alone company. Our management believes the assumptions underlying the historical consolidated financial statements of Ticketmaster Entertainment are reasonable. However, this financial information does not necessarily reflect what the historical financial position, results of operations and cash flows of Ticketmaster Entertainment would have been if Ticketmaster Entertainment had been a stand-alone company prior to the spin-off.

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

        For a more detailed presentation of the Company's operating businesses, see the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Ticketmaster Entertainment Consolidated Results of Operations

Revenue

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
Revenue—Domestic	$273,446	$239,940	14%
Revenue—International	100,370	109,041	(8)%

Total revenue	$373,816	$348,981	7%

Consolidated

        Revenue in 2009 increased $24.8 million, or 7%, from 2008 primarily due to contributions from The V.I.P. Tour Company ("TicketsNow") and Front Line, acquired in February 2008 and October 2008, respectively. These increases were partially offset by lower ticketing revenue attributable to our largest client, Live Nation (including its subsidiary, House of Blues) following the expiration on December 31, 2008 of the principal contract for primary ticketing services to Live Nation. On a world-wide basis, there was an 8% decrease in the number of primary tickets sold and a 1% decrease in average revenue per ticket. Domestic revenue increased 14% primarily due to the acquisitions mentioned above. Excluding acquisitions, domestic revenue decreased 8%, due largely to the loss of a significant portion of Live Nation ticketing volumes following the expiration on December 31, 2008 of the principal contract for primary ticketing services to Live Nation. In addition, there was a 9% decrease in the number tickets sold across most categories, partially offset by a 1% increase in average revenue per ticket. International revenue decreased by 8% primarily due to a 5% decrease in the number of tickets sold along with a 6% decrease in average revenue per ticket, due in part, to the volatility of foreign exchange rates. The decrease in the average revenue per ticket primarily resulted from decreased revenue from Australia, the Netherlands and Canada, partially offset by higher revenues in the United Kingdom and China. Excluding the impact of foreign exchange rates, international revenue increased by 13% compared to the same-prior year period.

        Ticketmaster Entertainment's largest client through 2008, Live Nation (including its subsidiary House of Blues), represented approximately 6% and 15% of its consolidated revenue for the three months ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
Revenue:
Ticketing	$339,010	$348,981	(3)%
Artist services	34,806	—	NM

Total revenue	$373,816	$348,981	7%

Ticketing

        Refer to "—Consolidated," directly above, for a discussion of revenues in our Ticketing segment.

Artist Services

        On October 29, 2008, the Company acquired additional equity interests in Front Line, giving Ticketmaster Entertainment a controlling interest in the business. The Company has consolidated the results of Front Line since the acquisition date and has entered into the artist services business by virtue of the acquisition. The artist services business focuses on artist management, merchandising, VIP ticketing and related artist marketing services activities. In the three months ended March 31, 2009, Front Line generated revenues of $34.8 million due to strong performance in VIP ticketing, core management services and strategic acquisitions.

Cost of Sales

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
Cost of sales	$232,560	$221,022	5%
As a percentage of total revenue	62%	63%	(112) bp
Gross margins	38%	37%	112 bp

bp
= basis points

NM
= not meaningful

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

        Cost of sales in 2009 increased $11.5 million from 2008, primarily due to increases of $17.8 million of merchandise inventory and related shipping costs related to Front Line not in the same prior-year period, $2.7 million in other variable costs for commissions paid to search engine partners and express delivery costs, and $0.9 million in credit card processing fees. These increases were partially offset by decreases of $5.4 million in ticketing royalties and $5.3 million compensation and other employee-

related costs associated, due in part, to a reduction in headcount. The decrease in ticketing royalties was primarily due to lower convenience and processing revenues.

Selling and marketing expense

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
Selling and marketing expense	$24,295	$19,393	25%
As a percentage of total revenue	7%	6%	94 bp

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

        Selling and marketing expense in 2009 increased $4.9 million from 2008, primarily due to the acquisition of TicketsNow, which contributed $4.8 million to the increase in advertising and promotional expenditures. The increase in advertising and promotional expenditures was due, in part, to an increase in sports sponsorship agreements intended to promote Ticketmaster Entertainment's ticket resale services and fees paid to search engine partners for online marketing.

General and administrative expense

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
General and administrative expense	$64,203	$41,853	53%
As a percentage of total revenue	17%	12%	518 bp

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in 2009 increased $22.4 million from 2008, primarily due to increases of $9.6 million in compensation and other employee-related costs and $8.2 million in professional fees. The increase in compensation and other employee-related costs was primarily due to an increase of $12.2 million associated with the Front Line acquisition not in the prior year period, partially offset by cost savings from our restructuring plan. General and administrative expense includes non-cash compensation expense of $6.0 million in 2009 compared with $4.3 million in 2008. The increase in non-cash compensation was primarily due the modification of existing stock-based compensation awards in connection with the spin-off, the grant of new awards subsequent to the spin-off, and the grants of awards in connection with 2008 acquisitions. The increase in professional fees was primarily due to $5.9 million of legal fees incurred in connection with the pending merger with Live Nation and $2.3 million of professional services related to becoming a publicly traded company. Excluding the impact of Front Line, general and administrative expense increased $6.5 million, or 16%.

Depreciation

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
Depreciation	$12,400	$11,055	12%
As a percentage of total revenue	3%	3%	15 bp

        Depreciation in 2009 and 2008 increased $1.3 million primarily due the incremental depreciation associated with the impact of acquisitions not in the prior year period.

Adjusted EBITDA

        Adjusted EBITDA is a supplemental measure and is defined in "Ticketmaster Entertainment's Principles of Financial Reporting," below.

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
Adjusted EBITDA:
Ticketing	$80,021	$88,005	(9)%
Artist services	4,429	—	NM
Corporate and unallocated	(25,421)	(16,527)	54%

Total Adjusted EBITDA	$59,029	$71,478	(17)%

        Adjusted EBITDA in 2009 decreased $12.4 million from 2008, due to increases in cost of sales, selling and marketing expense and general and administrative expense, discussed above. The increase in these expenses was driven by acquisitions and increased marketing efforts, including ticket resale initiatives. Excluding the impact of Front Line not in the prior-year period, Adjusted EBITDA decreased $16.9 million, or 24%.

Operating income

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
Operating income (loss):
Ticketing	$60,088	$66,494	(10)%
Artist services	(6,760)	—	NM
Corporate and unallocated	(28,028)	(19,704)	42%

Total Operating income	$25,300	$46,790	(46)%

        Operating income in 2009 decreased $21.5 million from 2008 operating income, primarily due to the decrease in Adjusted EBITDA described above and increases of $6.2 million in amortization of intangibles and $1.5 million in non-cash compensation expense. Excluding the impact of Front Line not in the prior year period, operating income decreased $14.7 million or 31%.

Corporate and unallocated expenses

        Corporate and unallocated expenses primarily include compensation and other employee costs (including stock-based compensation), outside services and professional fees. Corporate and unallocated expenses in 2009 increased $8.3 million from 2008 driven primarily by higher legal fees associated with the pending merger with Live Nation and professional services related to becoming a publicly traded company.

Other (expense) income, net

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
Other (expense) income, net:
Interest (expense) income, net	$(17,515)	$2,555	NM
Equity in income of unconsolidated affiliates	1,343	666	102%
Other (expense) income	(191)	944	NM

Interest (expense) income, net

        Interest expense, net in 2009 increased $20.1 million from 2008, primarily due to interest expense and amortization of debt issuance costs of $17.7 million related to the issuance of the $300.0 million aggregate principal amount of Senior Notes with a fixed rate of 10.75% (the "Notes") and the indebtedness under our senior secured credit facilities. Interest income in 2009 decreased $2.6 million from 2008 primarily due to the extinguishment of intercompany receivables from IAC upon the consummation of the spin-off and lower average interest rates.

Equity in income of unconsolidated affiliates

        Equity in the income of unconsolidated affiliates in 2009 increased $0.7 million from 2008, primarily due to increased earnings at the Company's joint venture in Mexico.

Other (expense) income

        Other (expense) income in 2009 decreased $1.1 million from 2008 due to losses on foreign currency exchange primarily related to the Company's operating activities in Canada and the United Kingdom due to the weakening of the U.S. dollar compared to the Canadian dollar and the British Pound.

Income tax provision

        For the three months ended March 31, 2009 and 2008, Ticketmaster Entertainment recorded tax provisions of $4.2 million and $18.8 million, respectively, which represent effective tax rates of 47% and 37%, respectively. The 2009 tax rate is higher than the federal statutory rate of 35% due principally to losses in foreign jurisdictions for which no tax benefit can be recognized, adjustments to deferred taxes due to newly enacted state tax legislation, and increases in tax reserves, partially offset by foreign income taxed at lower rates including the effects of our international restructuring. Excluding the effects of the newly enacted state tax legislation, the Company's effective tax rate would have been 31%. The 2008 tax rate is higher than the federal statutory rate of 35% due principally to state taxes, partially offset by foreign income taxed at lower rates.

        As of December 31, 2008 and March 31, 2009, the Company had unrecognized tax benefits of approximately $1.3 million and $2.3 million, respectively. During the three months ended March 31, 2009, the unrecognized tax benefits increased by approximately $1.0 million as a result of historical state tax positions and foreign income tax positions taken in the current year. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the three months ended March 31, 2009 is $0.2 million, net of related deferred taxes, for interest and penalties on unrecognized tax benefits. At March 31, 2009, the Company has accrued $0.6 million for the payment of interest and penalties.

        By virtue of previously filed separate company tax returns, as well as consolidated tax returns with IAC, Ticketmaster Entertainment is routinely under audit by federal, state, local and foreign income tax authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the amounts recorded for unrecognized tax benefits and the amounts owed by Ticketmaster Entertainment are recorded in the period they become known. Ticketmaster Entertainment believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $1.4 million within twelve months of the current reporting date due to settlements and expirations of applicable statute of limitations. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

Segment Operating Results

        The overall concept that Ticketmaster Entertainment employs in determining its operating segments is to present the financial information in a manner consistent with how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. Operating segments are consolidated for reporting purposes if they have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

        Prior to the acquisition of a controlling interest in Front Line, Ticketmaster Entertainment had one operating segment in accordance with its internal management structure and based upon how the chief operating decision maker viewed the business, its organizational structure and the type of service provided which primarily was online and offline ticketing services.

        After the October 29, 2008 acquisition of Front Line, based upon changes in the internal management structure and how the chief operating decision maker viewed the business, the Company began reporting two segments: Ticketing and Artist Services.

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

        For additional information about our segment results, refer to Note 3—Segment Information in the Notes to Unaudited Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2009, Ticketmaster Entertainment had $624.0 million of cash and cash equivalents including $400.3 million in funds representing amounts equal to the face value of tickets sold on behalf of its clients ("client funds"). Ticketmaster Entertainment's $624.0 million of cash and cash equivalents included approximately $340.4 million, including $214.2 million of which were client funds, which were maintained principally in Canada, the United Kingdom, Ireland and Australia. The Company does not utilize client funds for its own financing or investing activities as the amounts are payable to clients.

        Net cash provided by operating activities was $173.1 million and $65.8 million for the three months ended March 31, 2009 and 2008, respectively. The increase of $107.3 million in net cash provided by operating activities reflected higher contributions from client funds of $129.0 million which was driven by the timing of settlements with clients, lower advance payments under ticketing contracts and sponsorship deals with resale partners, including significant advances made in the 2008 period which were not repeated in the 2009 period. These increases in net cash provided by operating activities was partially offset by a decline in operating results and the timing of settlements for accounts payable, accrued liabilities and accounts receivable.

        Net cash used in investing activities in the three months ended March 31, 2009 of $9.5 million primarily resulted from cash paid for capital expenditures. Net cash used in investing activities in the three months ended March 31, 2008 of $540.1 million primarily resulted from cash transfers to IAC of $135.5 million, acquisitions, net of cash acquired, of $395.0 million and capital expenditures of $9.5 million. The cash transfers relate to IAC's centrally managed U.S. treasury function. Acquisitions, net of cash acquired, primarily related to the acquisitions of TicketsNow, Paciolan and GET ME IN!.

        Net cash used in financing activities in the three months ended March 31, 2009 of $0.9 million was primarily due to principal payments on capital leases and distributions to minority interest holders. Net cash provided by financing activities in the three months ended March 31, 2008 was primarily due to capital contributions from IAC of $395.0 million to fund Ticketmaster Entertainment's acquisitions.

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

        Under the senior secured credit facilities and the indenture governing the Notes, the Company is required to comply with certain financial covenants. The Notes contain two incurrence-based financial covenants, requiring that the Company meet a minimum fixed charge coverage ratio, as defined therein, of 2.0 to 1.0 and a maximum secured leverage ratio, as defined therein, of 2.25 to 1.0. The senior secured credit facility has two maintenance-based quarterly financial covenants, requiring a maximum total leverage ratio of 3.5 to 1.0 and a minimum interest coverage ratio of 3.0 to 1.0. The total leverage ratio for the senior secured credit facilities, calculated as total debt, as defined therein, divided by total earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined therein, for the trailing twelve-month period is the most sensitive to change, as debt levels increase and/or earnings decline. As of March 31, 2009, the Company was in compliance with all of these financial covenants, giving pro-forma effect, as required, to EBITDA for Front Line.

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

Critical Accounting Policies and Estimates

        Refer to our accounting policies in our audited consolidated financial statements and notes for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K, as amended, filed with the SEC.

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

Recent Accounting Pronouncements

        Refer to our accounting policies in our audited consolidated financial statements and notes for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K, as amended, filed with the SEC. In addition, refer to Note 2-Summary of Recent Accounting Standards of the Notes to Unaudited Consolidated Financial Statements.

TICKETMASTER ENTERTAINMENT'S PRINCIPLES OF FINANCIAL REPORTING

        Ticketmaster Entertainment reports Adjusted EBITDA as a supplemental measure to GAAP. This measure is one of the primary metrics by which Ticketmaster Entertainment evaluates the performance of its segments and businesses, on which its internal budgets are based and by which management is compensated. Ticketmaster Entertainment believes that investors should have access to the same set of tools that it uses in analyzing its results. This supplemental measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Ticketmaster Entertainment provides and encourages investors to examine the reconciling adjustments between the GAAP and supplemental measure which are discussed below.

Definition of Ticketmaster Entertainment's Supplemental Measure

        Adjusted Earnings before Interest, Income Taxes, Depreciation and Amortization ("Adjusted EBITDA"), is defined as operating income excluding, if applicable: (1) depreciation expense (2) non-cash compensation expense (3) amortization and impairment of intangibles, (4) goodwill impairment, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. Ticketmaster Entertainment believes this measure is useful to investors because it represents the operating results from Ticketmaster Entertainment businesses excluding the effects of non-cash expenses. The Adjusted EBITDA metric was named Adjusted Operating Income in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. Adjusted EBITDA has certain limitations in that it does not take into account the impact to Ticketmaster Entertainment's statement of operations of certain expenses, including acquisition-related accounting. Ticketmaster Entertainment endeavors to compensate for the limitations of the supplemental measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the supplemental measure.

Pro Forma Results

        Ticketmaster Entertainment will only present Adjusted EBITDA on a pro forma basis if a particular transaction is significant within the meaning of Rule 11-01 of Regulation S-X or if it views a transaction as so significant in nature that disclosure of pro forma financial information would be material to investors. For the periods presented in this report, there are no transactions that Ticketmaster Entertainment has included on a pro forma basis.

One-Time Items

        Adjusted EBITDA is presented before one-time items, if applicable. These items are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no one-time items.

Non-Cash Expenses That Are Excluded From Ticketmaster Entertainment's Supplemental Measure

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

RECONCILIATION OF ADJUSTED EBITDA

        For a reconciliation of Adjusted EBITDA to net income attributable to Ticketmaster Entertainment, Inc. for the three months ended March 31, 2009 and 2008 see Note 3—Segment Information of the Notes to Unaudited Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Refer to Part II, Item 7A Quantitative and Qualitative Disclosure about Market Risk which are included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

Item 4(T).    Controls and Procedures

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

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

        On March 3, 2009, the California Supreme Court heard oral argument in the Tobacco II case. We expect a ruling in May or June of 2009. On April 1, 2009, the Court granted plaintiff's motion for leave to file a Second Amended Complaint that clarifies plaintiff's California Business and Professions Code claims and adds the allegation that Ticketmaster's order processing fees are unconscionable as a matter of law. The case is otherwise stayed pending the Tobacco II ruling. Ticketmaster Entertainment filed a demurrer to the Second Amended Complaint on May 8, 2009.

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

  Canadian Consumer Class Action Litigation Relating to TicketsNow

        In February of 2009, five putative consumer class action complaints were filed in Canada against TNow Entertainment Group, Inc., Ticketmaster Entertainment, Ticketmaster Canada Ltd., and Premium Inventory, Inc. All of the cases allege essentially the same set of facts and causes of action: each plaintiff purports to represent a class consisting of all persons who purchased a ticket from Ticketmaster Entertainment, Ticketmaster Canada or TicketsNow from early February of 2007 to the present. Each proposed class purports to extend to United States as well as Canadian consumers. The complaints allege in essence that Ticketmaster Entertainment and Ticketmaster Canada conspired to divert a large number of tickets for resale through the TicketsNow website at prices higher than face value in violation of Ontario's Ticket Speculation Act, the Amusement Act of Manitoba, the Amusement Act of Alberta, and the Quebec Consumer Protection Act, respectively. The Ontario case contains the additional allegation that Ticketmaster Entertainment and TicketsNow's service fees run afoul of anti-scalping laws. Each lawsuit seeks compensatory and punitive damages on behalf of the class.

  California Consumer Class Action Litigation Relating to TicketsNow

        On February 6, 2009, a putative class action complaint asserting several causes of action under the federal antitrust laws as well as California and New York consumer protection laws was filed against Ticketmaster Entertainment and TicketsNow. The lawsuit alleges that Ticketmaster Entertainment and TicketsNow unlawfully attempted to monopolize and/or have monopolized the market for secondary tickets and deceived consumers by, among other things, selling large quantities of tickets to TicketsNow's ticket brokers, either prior to or at the time that tickets for an event go on sale, thereby forcing consumers to purchase tickets at significantly marked-up prices on TicketsNow instead of Ticketmaster.com. Plaintiff seeks actual damages or restitution in an amount to be determined at trial and attorneys fees and costs.

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

  New Jersey Consumer Class Action Litigation Relating to TicketsNow

        On May 5 and May 8, 2009, respectively, two purported class action complaints alleging causes of action for violation of the New Jersey Consumer Fraud Act, among others, were filed against Ticketmaster Entertainment, Inc. and TicketsNow.com, Inc. The complaints allege that Ticketmaster Entertainment has been unlawfully and knowingly rerouting customers from its website to defendant TicketsNow.com, a secondary resale ticket broker website which the complaints allege artificially inflates the price of event tickets. The complaints further allege that Ticketmaster Entertainment claims that face value tickets are sold out or unavailable within minutes of the tickets going on sale and redirects its customers to TicketsNow. Plaintiffs seek disgorgement and restitution on behalf of the class and attorneys fees and costs.

  Securities Class Action Litigation Relating to Proposed Merger

        Two putative securities class actions were filed in California Superior Court against Ticketmaster Entertainment and its Board of Directors on February 13, 2009 and February 20, 2009, respectively. The plaintiff in the first case alleges that the Live Nation transaction (the "Transaction") delivers insufficient value to Ticketmaster Entertainment stockholders that the Board of Directors of Ticketmaster Entertainment failed to adequately consider alternative transactions; and that Ticketmaster Entertainment insiders benefit disproportionately from the Transaction. Among other things, the complaint seeks an injunction against the consummation of the Transaction and compensatory damages for Ticketmaster Entertainment stockholders. The second putative class action was filed against Ticketmaster Entertainment and the members of its Board in the same Los Angeles court in which the first complaint was filed. The focus of this case is the alleged failure of Ticketmaster Entertainment to obtain the highest price and on alleged insufficiencies in the deal protections. Also included is a disclosure claim, which alleges that Ticketmaster Entertainment wrongfully failed to disclose certain antitrust-related schedules with the merger agreement, which plaintiff alleges makes it difficult for stockholders to assess certain provisions of the merger agreement.

  Regulatory Review of Proposed Merger

        The Company's proposed merger with Live Nation is subject to antitrust/competition regulatory review in the United States and four other countries. Ticketmaster Entertainment expects the merger to close before 2009 year end. In the United States, Ticketmaster Entertainment and Live Nation are engaged in discussions with the U.S. Department of Justice, Antitrust Division ("DOJ") regarding the proposed transaction. The parties are also in the process of responding to the DOJ's "second request" for information related to the companies' respective businesses and the proposed merger.

        The other jurisdictions where the transaction is under regulatory review are Canada, the United Kingdom, Norway, and Turkey. The Canadian authorities recently issued a "second request" for additional information relating to the parties' respective businesses, and the parties are in the process of responding to the Canadian request. The U.K. authorities have issued several information requests to which the parties are in the process of responding. The Norwegian Competition Authority has advised that the parties are required to submit a full-form application for approval, which will require the parties to supplement the previously filed "short-form" application. Finally, the parties have recently submitted the required information to the Turkish competition authorities.

Item 1A.    Risk Factor

Cautionary Statements Regarding Forward-Looking Information

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: Ticketmaster Entertainment's anticipated financial performance, business prospects and, anticipated trends and prospects in the various industries in which Ticketmaster Entertainment businesses operate, new products, services and related strategies and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

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

Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as amended, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

        The risk factor set forth below updates the corresponding risk factors in Part I, "Item IA. Risk Factors" in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

Live Entertainment Industry and General Economic Trends-Our success depends, in significant part, on entertainment, sporting and leisure events and factors adversely affecting such events could have a material adverse effect on business, financial condition and results of operations.

        Through our Ticketing segment, we sell tickets to live entertainment, sporting and leisure events at arenas, stadiums, theaters and other facilities. Through our Artist Services segment, we provide artist management services to nearly 200 clients, and derive significant revenues from touring and live concerts by these clients. Accordingly, our business, financial condition and results of operations are directly affected by the popularity, frequency and location of such events. Ticket sales are sensitive to fluctuations in the number and pricing of entertainment, sporting and leisure events and activities offered by promoters, teams and facilities, and adverse trends in the entertainment; sporting and leisure event industries could adversely affect our business, financial condition and results of operations. Our Ticketing segment relies on third parties to create and perform live entertainment, sporting and leisure events and to price tickets to such events. Accordingly, our success depends, in part, upon the ability of these third parties to correctly anticipate public demand for particular events and the prices that the public is willing to pay to attend such events, as well as the availability of popular artists, entertainers and teams. Similarly, our Artist Services segment could be adversely affected if the artists it represents do not tour or perform as frequently as anticipated, or if such tours or performances are not as widely attended by fans as anticipated due to changing tastes, general economic conditions or otherwise.

        In addition, general economic conditions, consumer trends, work stoppages, natural disasters and terrorism could have a material adverse effect on our business, financial condition and results of operations. Entertainment-related expenditures are particularly sensitive to business and personal discretionary spending levels, which tend to decline during general economic downturns. Recent market conditions have been extremely volatile and unemployment rates have risen in recent months. As a result of these macroeconomic factors, it is reasonably possible that a continued worsening of the Company's results or domestic and global economic conditions could change certain estimates and assumptions that are significant to the underlying amounts included in the Company's Consolidated Financial Statements and the Notes thereto. A protracted global recession could have a significant negative impact on our business, financial condition and results of operations. Similarly, public heath issues or a health epidemic could result in the cancellation of live entertainment events or in lower attendance and ticket sales fans choose to not attend events t hey would otherwise attend out of heath concerns. Recently, human cases of swine flu virus infection have been identified in the United States and internationally. If a public health issues such as the swine flu were to result in the cancellation of live entertainment events or diminished ticket sales, our business, financial condition and results of operations could be negatively impacted.

Item 6.    Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of February 10, 2009, by and among Ticketmaster Entertainment Inc., Live Nation, Inc, and, from and after its accession to the Agreement, Merger Sub (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed February 13, 2009)
31.1	CEO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICKETMASTER ENTERTAINMENT, INC. (Registrant)

Date: May 12, 2009	By:	/s/ BRIAN REGAN Brian Regan Executive Vice President and Chief Financial Officer

QuickLinks

TICKETMASTER ENTERTAINMENT, INC. FORM 10-Q For the Quarterly Period Ended March 31, 2009 TABLE OF CONTENTS
PART 1—FINANCIAL STATEMENTS
  Item 1. Consolidated Financial Statements
TICKETMASTER ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
TICKETMASTER ENTERTAINMENT, INC. CONSOLIDATED BALANCE SHEETS
TICKETMASTER ENTERTAINMENT, INC. CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK AND EQUITY (Unaudited)
TICKETMASTER ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
TICKETMASTER ENTERTAINMENT, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
LIQUIDITY AND CAPITAL RESOURCES
TICKETMASTER ENTERTAINMENT'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATION OF ADJUSTED EBITDA
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4(T). Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factor
  Item 6. Exhibits
SIGNATURES