Form 10-Q
period 2009-06-30
TICKETMASTER ENTERTAINMENT, INC.
filed 2009-08-13
CIK 1006637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

        As of August 10, 2009, the following shares of the Registrant's common stock were outstanding: 57,336,501

TICKETMASTER ENTERTAINMENT, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2009

i

PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Revenue	$354,427	$378,945	$727,242	$723,762
Interest on funds held for clients	629	3,424	1,630	7,588

Total revenue	355,056	382,369	728,872	731,350
Cost of sales (exclusive of depreciation shown separately below)	220,807	248,549	453,367	469,571

Gross profit	134,249	133,820	275,505	261,779
Selling and marketing expense	19,590	24,636	43,885	44,029
General and administrative expense	64,701	45,644	128,904	87,497
Amortization of intangibles	20,857	11,535	35,915	20,403
Depreciation	14,079	11,828	26,479	22,883

Operating income	15,022	40,177	40,322	86,967
Other expense, net:
Interest income	727	3,463	1,368	6,753
Interest expense	(15,419)	(8,901)	(33,575)	(9,636)
Equity in income of unconsolidated affiliates	545	(1,468)	1,888	(802)
Other income (expense)	3,730	(287)	3,539	657

Total other expense, net	(10,417)	(7,193)	(26,780)	(3,028)

Earnings before income taxes and noncontrolling interests	4,605	32,984	13,542	83,939
Income tax provision	(1,520)	(10,854)	(5,721)	(29,675)

Net income	3,085	22,130	7,821	54,264
Plus: Loss attributable to noncontrolling interests, net	3,792	882	6,305	1,455

Net income attributable to Ticketmaster Entertainment, Inc.	$6,877	$23,012	$14,126	$55,719

Net earnings per share available to common stockholders:
Basic	$0.12	$0.41	$0.25	$0.99
Diluted	$0.12	$0.41	$0.24	$0.99
Weighted average number of shares of common and common equivalent stock outstanding:
Basic	57,339	56,171	57,330	56,171
Diluted	59,464	56,171	59,341	56,171

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands, except per share data)
ASSETS
Cash and cash equivalents	$616,072	$464,618
Marketable securities	—	1,495
Accounts receivable, client accounts	75,070	70,121
Accounts receivable, trade, net of allowance of $6,061 and $3,662, respectively	45,839	46,459
Deferred income taxes	14,167	14,038
Contract advances	49,471	44,927
Prepaid expenses and other current assets	39,991	37,758

Total current assets	840,610	679,416
Property and equipment, net	110,414	111,291
Goodwill	469,053	455,751
Intangible assets, net	318,295	330,061
Long-term investments	16,652	17,487
Other non-current assets	111,621	112,561

TOTAL ASSETS	$1,866,645	$1,706,567

LIABILITIES, TEMPORARY EQUITY AND EQUITY
LIABILITIES:
Accounts payable, client accounts	$448,581	$324,164
Accounts payable, trade	31,640	29,251
Accrued compensation and benefits	42,473	39,683
Deferred revenue	33,960	33,244
Income taxes payable	6,978	7,522
Other accrued expenses and current liabilities	87,385	82,435

Total current liabilities	651,017	516,299
Long-term debt	865,000	865,000
Income taxes payable	4,316	1,680
Other long-term liabilities	16,851	10,286
Deferred income taxes	56,653	67,300
Commitments and contingencies
TEMPORARY EQUITY:
Series A convertible redeemable preferred stock, $0.01 par value, 25,000 shares authorized, 1,750 non-vested shares issued and outstanding at June 30, 2009 and December 31, 2008	13,009	9,888
Redeemable noncontrolling interests	765	1,293
EQUITY:
Ticketmaster Entertainment, Inc. stockholders' equity:
Common stock, $0.01 par value, 300,000 shares authorized; 57,357 shares issued and outstanding at June 30, 2009 and 57,213 shares issued and outstanding at December 31, 2008	574	572
Additional paid-in capital	1,242,679	1,236,130
Accumulated deficit	(1,044,632)	(1,058,758)
Accumulated other comprehensive income (loss)	327	(11,374)

Total Ticketmaster Entertainment, Inc. stockholders' equity	198,948	166,570

Noncontrolling interests	60,086	68,251

Total equity	259,034	234,821

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$1,866,645	$1,706,567

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF TEMPORARY EQUITY AND EQUITY

(Unaudited)

	Temporary Equity			Ticketmaster Entertainment, Inc. Stockholders' Equity
	Redeemable Preferred Stock $0.01 Par Value			Common Stock $0.01 Par Value
								Accumulated Other Comprehensive Income
			Redeemable Noncontrolling Interests			Additional Paid-in Capital	Retained Deficit		Noncontrolling Interests	Total Equity
	Amount	Shares		Amount	Shares
	(In thousands)
Balance as of December 31, 2008	$9,888	1,750	$1,293	$572	57,213	$1,236,130	$(1,058,758)	$(11,374)	$68,251	$234,821
Comprehensive income:
Net income (loss)	—	—	(3,865)	—	—	—	14,126	—	(2,440)	11,686
Foreign currency translation	—	—	—	—	—	—	—	11,701	—	11,701

Comprehensive (loss) income			(3,865)						(2,440)	23,387
Issuance of common stock	—	—	—	2	144	761	—	—	—	763
Stock-based compensation	3,121	—	890	—	—	8,591	—	—	—	8,591
Repurchase of outstanding options	—	—	—	—	—	(356)	—	—	—	(356)
Fair value of redeemable noncontrolling interests adjustment	—	—	2,447	—	—	(2,447)	—	—	—	(2,447)
Distributions to minority partners	—	—	—	—	—	—	—	—	(5,725)	(5,725)

Balance as of June 30, 2009	$13,009	1,750	$765	$574	57,357	$1,242,679	$(1,044,632)	$327	$60,086	$259,034

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income.	$7,821	$54,264
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	35,915	20,403
Depreciation	26,479	22,883
Amortization of debt issuance costs	2,229	—
Provision for doubtful accounts	1,970	3,882
Stock-based compensation expense	12,602	11,393
Deferred income taxes	(10,807)	(2,703)
Equity in income of unconsolidated affiliates, net of dividends	2,069	4,290
Excess tax benefits from stock-based awards	—	(53)
Changes in current assets and liabilities, excluding acquisition effects:
Accounts receivable	(165)	(5,282)
Prepaid expenses and other current assets	(3,963)	(12,020)
Accounts payable and other current liabilities	2,883	(31,242)
Income taxes payable	2,277	(5,389)
Deferred revenue	287	5,652
Funds collected on behalf of clients, net	104,174	42,530
Other, net	(78)	106

Net cash provided by operating activities	183,693	108,714

Cash flows from investing activities:
Transfers to IAC	—	(141,914)
Cash paid for acquisitions, net of cash acquired	(24,636)	(393,545)
Purchases of property and equipment	(23,804)	(23,240)
Purchase of marketable securities	—	(4,176)
Proceeds from sales and maturities of marketable securities	1,497	—
Cash paid for long-term investments	(134)	(257)

Net cash used in investing activities	(47,077)	(563,132)

Cash flows from financing activities:
Capital contributions from IAC	—	393,545
Principal payments on long-term obligations	(1,140)	(929)
Distributions to noncontrolling interests	(5,725)	—
Excess tax benefits from equity awards	—	53
Other, net	(355)	—

Net cash (used in) provided by financing activities	(7,220)	392,669

Effect of exchange rate changes on cash and cash equivalents	22,058	14,127

Net increase (decrease) in cash and cash equivalents	151,454	(47,622)
Cash and cash equivalents at beginning of period	464,618	568,417

Cash and cash equivalents at end of period	$616,072	$520,795

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

        On August 20, 2008, IAC distributed to its stockholders all of the outstanding shares of common stock, par value $0.01 per share, of Ticketmaster Entertainment (the "spin-off"). Ticketmaster Entertainment's businesses include the businesses that formerly comprised IAC's Ticketmaster segment (which, at the time of the spin-off, included IAC's domestic and international ticketing and ticketing related businesses, subsidiaries and investments, and excluded Ticketmaster Entertainment's Reserve America subsidiary and its investment in Active.com). At the time of the spin-off, Ticketmaster Entertainment also included IAC's minority investment in Front Line. On October 29, 2008, the Company acquired additional equity interests in Front Line, giving Ticketmaster Entertainment a controlling interest in Front Line.

        Upon completion of the spin-off (and for a short period prior to that, on a "when issued" basis), Ticketmaster Entertainment shares began trading on The Nasdaq Global Select Market ("NASDAQ") under the symbol "TKTM." In conjunction with the spin-off, Ticketmaster Entertainment completed the following transactions: (1) extinguished all intercompany receivable balances due from IAC and its subsidiaries, which totaled $604.4 million, by recording a non-cash distribution to IAC, (2) recapitalized the invested equity balance with common stock, whereby holders of IAC stock received one fifth of a share of Ticketmaster Entertainment common stock for each share of common and class B common stock of IAC held, as described in our Post Effective Amendment No. 1 to Form S-1 (Commission File Number 333-152702) filed with the Securities and Exchange Commission ("SEC") on August 20, 2008, and (3) distributed $752.9 million in cash to IAC in connection with Ticketmaster Entertainment's separation from IAC, which included the net proceeds of $723.6 million from a combination of privately issued debt securities and bank borrowings. Refer to Note 5—Long-Term Debt.

Pending Merger with Live Nation

        On February 10, 2009, the Company entered into a definitive agreement to merge with Live Nation, Inc. ("Live Nation") in a stock transaction pursuant to which the Company will merge with and into an indirect, wholly-owned subsidiary of Live Nation ("Merger Sub"), with Merger Sub continuing as the surviving entity and an indirect, wholly-owned subsidiary of Live Nation and Live Nation

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

continuing as the public parent of the combined companies (the "Merger"). Pursuant to the terms of the merger agreement, the aggregate number of shares of Live Nation common stock that the holders of securities representing 100% of the voting power of the Company's equity interests issued and outstanding immediately prior to the consummation of the Merger are entitled to receive in the Merger will represent 50.01% of the total voting power of the Live Nation equity interests issued and outstanding immediately following the consummation of the Merger. The Merger requires, among other customary closing conditions, approval by a majority of the outstanding shares of the Company's common stock and Series A Preferred Stock, voting together as a single class, approval by a majority of the shares of Live Nation's common stock, represented in person or by proxy, domestic and foreign regulatory approvals, and receipt of the necessary consent of lenders party to the Company's credit facility to allow the facility to remain in effect after the consummation of the Merger with no default or event of default thereunder resulting from the Merger, which consent was obtained in May 2009. Liberty Media Corporation ("Liberty"), which beneficially owns approximately 29% of the Company's outstanding common stock, has agreed to vote in favor of the proposed transaction, subject to the terms of a voting agreement.

        The proposed transaction has been subject to antitrust/competition regulatory review in the United States and four other countries. Ticketmaster Entertainment currently expects the regulatory process to be completed, and the Merger to close, during 2009. In the United States, Ticketmaster Entertainment and Live Nation are engaged in discussions with the U.S. Department of Justice, Antitrust Division ("DOJ") regarding the proposed transaction. The parties have been in the process of responding to the DOJ's "second request" for information related to the companies' respective businesses and the proposed merger. The DOJ is actively investigating the merger and has advised that if there are no unanticipated delays, it currently expects to complete the work on its investigation of the transaction by the end of September 2009.

        The other jurisdictions where the transaction has been under regulatory review are Canada, the United Kingdom, Norway and Turkey. The Canadian authorities issued a "second request" for additional information relating to the parties' respective businesses, and the parties are in the process of responding to the Canadian request. The U.K. authorities have issued several information requests to which the parties have responded, and the matter is now before the UK Competition Commission ("CC") via a referral from the UK Office of Fair Trading ("OFT") which completed its investigation in June 2009 and determined that further evaluation by the CC is warranted in light of competition concerns that were identified by the OFT. The CC has scheduled a hearing on the merger for August 6, 2009. The Norwegian and Turkish competition authorities have both completed and closed their investigations without asserting any objections to the merger.

Basis of Presentation

        These interim unaudited consolidated financial statements present our results of operations, financial position, temporary equity and equity, comprehensive income and cash flows, on a combined basis through the spin-off on August 20, 2008, and on a consolidated basis thereafter. Our pre spin-off financial statements were prepared on a combined basis rather than a consolidated basis because they excluded Ticketmaster Entertainment's former Reserve America subsidiary and its investment in Active.com, which were transferred to IAC, and included the investment in Front Line that was not owned prior to the spin-off by legal entities that comprise Ticketmaster Entertainment businesses.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

        Ticketmaster Entertainment's investment in Front Line was consolidated beginning on October 29, 2008, when the Company increased its ownership interest from 39.4% to 82.3% (approximately 74% on a diluted basis). Prior to October 29, 2008, the investment in Front Line was accounted for using the equity method of accounting. The ownership of Reserve America and the investment in Active.com were retained by IAC after the spin-off.

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

        The historical June 30, 2008 unaudited financial statements are based on certain assumptions about Ticketmaster Entertainment as a stand-alone company. Our management believes the assumptions underlying the historical combined financial statements of Ticketmaster Entertainment are reasonable. However, this financial information does not necessarily reflect what the historical financial position, results of operations and cash flows of Ticketmaster Entertainment would have been if Ticketmaster Entertainment had been a stand-alone company during the period presented.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the SEC. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for audited financial statements. In the opinion of Ticketmaster Entertainment's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

        We have evaluated all subsequent events through August 13, 2009, the date the financial statements were issued.

Reclassifications

        Certain amounts in the prior year's combined financial statements and notes have been reclassified to conform to the current-year presentation.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities

        In December 2008, the Financial Accounting Standards Board (the "FASB") issued FASB Staff Position ("FSP") FAS No.140-4 and FASB Interpretation No. 46(R)-8, Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS No. 140-4" and "FIN 46(R)-8"). FSP FAS No. 140-4 and FIN 46(R)-8 require additional disclosures about an entity's involvement with variable interest entities and transfers of financial assets. Ticketmaster Entertainment adopted FSP FAS No. 140-4 and FIN 46(R)-8 on January 1, 2009, and the standards did not have a material impact on the Company's consolidated financial statements.

Equity Method Investment Accounting Considerations

        In November 2008, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on Issue No. 08-6, Equity Method Investment Accounting Considerations ("EITF 08-6") which addresses certain effects of Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), Business Combinations ("SFAS No. 141R") and SFAS No. 160, Noncontrolling Interests in Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("SFAS No. 160") on an entity's accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor's ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. Ticketmaster Entertainment adopted EITF 08-6 on January 1, 2009, and the standard did not have a material impact on the Company's consolidated financial statements.

Accounting for Defensive Intangible Assets

        In November 2008, the FASB ratified the EITF consensus on Issue No. 08-7, Accounting for Defensive Intangible Assets ("EITF 08-7"). EITF 08-7 addresses the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under EITF 08-7, a defensive intangible asset would need to be accounted for as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. Ticketmaster Entertainment adopted EITF 08-7 on January 1, 2009, and the standard did not have a material impact on the Company's consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

        In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP No. EITF 03-6-1"). FSP No. EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the calculation of basic EPS. Ticketmaster Entertainment adopted EITF 03-06-1 on January 1, 2009, and the standard did not have a material impact on the Company's consolidated financial statements.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF ACCOUNTING STANDARDS (Continued)

Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP No. FAS 142-3"). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Ticketmaster Entertainment adopted FSP No. FAS 142-3 on January 1, 2009 on a prospective basis, and the standard did not have a material impact on the Company's consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosures on an entity's derivative and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Ticketmaster Entertainment adopted SFAS No. 161 on January 1, 2009. Because SFAS No. 161 amends only the disclosure requirements for derivative instruments and hedged items, the adoption of SFAS No. 161 did not have a material impact on the Company's consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160, which changes the accounting and reporting for minority interests. Noncontrolling (minority) interests will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is applied prospectively, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. Ticketmaster Entertainment adopted SFAS No. 160 on January 1, 2009. As a result of the adoption, we have reclassified certain noncontrolling interests from liabilities to a component of equity. In accordance with FASB EITF Topic No. D-98, "Classification and Measurement of Redeemable Securities," securities that are redeemable at the option of the holder and not solely within the control of the issuer, must be classified outside of equity. Since the noncontrolling interests held by third parties in certain consolidated subsidiaries are exercisable outside the control of the Company, these interests are classified as a component of temporary equity in the accompanying consolidated balance sheets.

Business Combinations

        In December 2007, the FASB issued SFAS No. 141R, which replaces SFAS No. 141. SFAS No. 141R establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. SFAS No. 141R requires (i) recognition of 100% of the fair values of acquired assets, including goodwill, and assumed liabilities upon obtaining control,

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF ACCOUNTING STANDARDS (Continued)

(ii) contingent consideration to be fair valued at the acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at the acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post combination costs. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and early adoption was prohibited. SFAS No. 141R requires prospective application for all acquisitions after the adoption date. The Company expects SFAS No. 141R to have an impact on how acquisitions are reflected in the consolidated financial statements when effective, but the timing, nature and magnitude of the specific effects will depend on the nature, terms and size of any acquisitions that the Company consummates after the effective date. As of December 31, 2008, approximately $0.6 million of transaction costs related to deals not consummated were capitalized and included in prepaid expenses and other current assets. These costs were expensed during the first quarter of 2009.

        Additionally, for business combinations for which the acquisition date occurs prior to the effective date of SFAS No. 141R, the acquirer is required to apply the requirements of SFAS No. 109, Income Taxes, as amended by SFAS No. 141R, prospectively. After the effective date of SFAS No. 141R, changes in the valuation allowance for acquired deferred tax assets and dispositions of uncertain income tax positions must be recognized as an adjustment to income tax expense, rather than through goodwill. The impact of the adoption of SFAS No. 141R on the Company's consolidated financial statements will largely be dependent on the size and nature of the business combinations completed after January 1, 2009.

        In April 2009 the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, ("FSP No. 141R-1"). FSP No. 141R-1 amends the provisions in SFAS No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No.141R, and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP No. 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Ticketmaster Entertainment adopted FSP141R-1 on January 1, 2009 and the standard did not have a material impact on the Company's consolidated financial statements.

Accounting by Lessees for Maintenance Deposits

        In June 2008, the FASB issued EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits ("EITF 08-3"). EITF 08-03 concluded that maintenance deposits should be considered a deposit when paid to the lessor if it is probable that the deposits will be refunded to the lessee. The cost of maintenance activities should be expensed or capitalized by the lessee, as appropriate, when the underlying maintenance is performed. If it is less than probable that a maintenance deposit will be refunded to the lessee, the deposit is recognized as additional rent expense. EITF 08-03 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Ticketmaster Entertainment adopted EITF 08-3 on January 1, 2009 and the standard did not have an impact on the Company's consolidated financial statements.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF ACCOUNTING STANDARDS (Continued)

Subsequent Events

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events, ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth the following: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other applicable U.S. generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, but should be applied on a prospective basis. Ticketmaster Entertainment adopted SFAS No. 165 in the second quarter of 2009, and the standard did not have a material impact on the Company's consolidated financial statements and disclosures.

Fair Value Accounting

        In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board Opinion ("APB") No. 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP FAS No. 107-1 and APB No. 28-1"). FSP FAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about the fair value of financial instruments for interim reporting periods ending after June 15, 2009. Ticketmaster Entertainment adopted FSP FAS No. 107-1 and APB No. 28-1 in the second quarter of 2009, and the standard did not have an impact on the Company's financial statement disclosures.

Recent Accounting Pronouncements

Variable Interest Entities

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"). This statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. Among other accounting and disclosure requirements, SFAS No. 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company will adopt SFAS No. 167 in its first annual and interim reporting periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS No. 167 on the Company's consolidated financial statements.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

        Effective July 1, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("SFAS No. 168"). Under SFAS No. 168, the historical GAAP hierarchy was eliminated and the

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF ACCOUNTING STANDARDS (Continued)

Accounting Standards Codification became the single official source of authoritative, non-governmental GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since SFAS No. 168 does not change GAAP, the Company has determined that the adoption of SFAS No. 168 will not have an impact on the Company's financial statements.

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

        Prior to the acquisition of a controlling interest in Front Line, Ticketmaster Entertainment had one operating segment in accordance with its internal management structure and based upon how the chief operating decision maker viewed the business, its organizational structure and the type of service provided, which primarily was online and offline ticketing services.

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

        The Artist Services segment primarily provides management services to music recording artists in exchange for a commission on the earnings of these artists. Artist Services also sells merchandise associated with musical artists at live musical performances, to retailers and directly to consumers via a website.

        Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense, equity in income of nonconsolidated affiliates, net loss attributable to noncontrolling interests, and other income (expense) and income tax expense are managed on a total company basis. Corporate expenses primarily include compensation and other employee costs (including stock-based compensation), outside services and professional fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Revenue:
Ticketing	$311,917	$382,369	$650,927	$731,350
Artist services	43,139	—	77,945	—

Total revenue	$355,056	$382,369	$728,872	$731,350

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SEGMENT INFORMATION (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Operating income:
Ticketing	$37,487	$58,459	$97,575	$124,954
Artist services	1,256	—	(5,504)	—
Corporate and unallocated	(23,721)	(18,282)	(51,749)	(37,987)

Total operating income	$15,022	$40,177	$40,322	$86,967

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Adjusted EBITDA(a):
Ticketing	$63,965	$84,565	$143,986	$172,570
Artist services	13,673	—	18,102	—
Corporate and unallocated	(21,349)	(14,397)	(46,770)	(30,924)

Total Adjusted EBITDA	$56,289	$70,168	$115,318	$141,646

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Capital expenditures:
Ticketing	$20,884	$20,166
Artist services	438	—
Corporate and unallocated	2,482	3,074

Total capital expenditures	$23,804	$23,240

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SEGMENT INFORMATION (Continued)

        The following table reconciles Adjusted EBITDA for the Company's reportable segments to Net income attributable to Ticketmaster Entertainment, Inc.:

	Three Months Ended June 30, 2009
	Adjusted EBITDA(a)	Non-cash compensation expense	Amortization of intangibles	Depreciation expense	Operating income
	(In thousands)
Ticketing	$63,965	$(1,159)	$(12,182)	$(13,137)	$37,487
Artist services	13,673	(3,609)	(8,675)	(133)	1,256
Corporate and unallocated	(21,349)	(1,563)	—	(809)	(23,721)

Total	$56,289	$(6,331)	$(20,857)	$(14,079)	15,022

Other expense, net					(10,417)

Earnings before income taxes and noncontrolling interests					4,605
Income tax provision					(1,520)

Net income					3,085
Plus: Loss attributable to noncontrolling interests, net					3,792

Net income attributable to Ticketmaster Entertainment, Inc.					$6,877

	Three Months Ended June 30, 2008
	Adjusted EBITDA(a)	Non-cash compensation expense	Amortization of intangibles	Depreciation expense	Operating income
	(In thousands)
Ticketing	$84,565	$(3,436)	$(11,535)	$(11,135)	$58,459
Corporate and unallocated	(14,397)	(3,192)	—	(693)	(18,282)

Total	$70,168	$(6,628)	$(11,535)	$(11,828)	40,177

Other expense, net					(7,193)

Earnings before income taxes and noncontrolling interests					32,984
Income tax provision					(10,854)

Net income					22,130
Plus: Loss attributable to noncontrolling interests, net					882

Net income attributable to Ticketmaster Entertainment, Inc.					$23,012

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SEGMENT INFORMATION (Continued)

	Six Months Ended June 30, 2009
	Adjusted EBITDA(a)	Non-cash compensation expense	Amortization of intangibles	Depreciation expense	Operating income
	(In thousands)
Ticketing	$143,986	$(2,351)	$(19,416)	$(24,644)	$97,575
Artist services	18,102	(6,839)	(16,499)	(268)	(5,504)
Corporate and unallocated	(46,770)	(3,412)	—	(1,567)	(51,749)

Total	$115,318	$(12,602)	$(35,915)	$(26,479)	40,322

Other expense, net					(26,780)

Earnings before income taxes and noncontrolling interests					13,542
Income tax provision					(5,721)

Net income					7,821
Plus: Loss attributable to noncontrolling interests, net					6,305

Net income attributable to Ticketmaster Entertainment, Inc.					$14,126

	Six Months Ended June 30, 2008
	Adjusted EBITDA(a)	Non-cash compensation expense	Amortization of intangibles	Depreciation expense	Operating income
	(In thousands)
Ticketing	$172,570	$(5,719)	$(20,403)	$(21,494)	$124,954
Corporate and unallocated	(30,924)	(5,674)	—	(1,389)	(37,987)

Total	$141,646	$(11,393)	$(20,403)	$(22,883)	86,967

Other expense, net					(3,028)

Earnings before income taxes and noncontrolling interests					83,939
Income tax provision					(29,675)

Net income					54,264
Plus: Loss attributable to noncontrolling interests, net					1,455

Net income attributable to Ticketmaster Entertainment, Inc.					$55,719

(a)
Our primary operating metric for evaluating segment performance is Adjusted Earnings before Interest, Income Taxes, Depreciation and Amortization ("Adjusted EBITDA"), which is defined as Operating income excluding, if applicable: (1) depreciation expense, (2) non-cash compensation expense, (3) amortization and impairment of intangibles, (4) goodwill or other impairments, (5) pro forma adjustments for significant acquisitions, fair value adjustments to contingent consideration and compensation expense associated with significant transactions or the Merger with Live Nation and (6) one-time items. Ticketmaster Entertainment believes this measure is useful to investors because it represents its consolidated operating results excluding the effects of non-cash expenses. The Adjusted EBITDA metric was referred to as Adjusted Operating Income in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. Adjusted EBITDA has certain limitations in that it does not take into account the impact to

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SEGMENT INFORMATION (Continued)

  Ticketmaster Entertainment's statement of operations of certain expenses, including acquisition-related accounting. Ticketmaster Entertainment endeavors to compensate for the limitations of the supplemental measure presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the supplemental measure.

        The Ticketing segment's largest client through 2008, Live Nation (including its subsidiary House of Blues) , represented approximately 8% and 18% of Ticketmaster Entertainment's consolidated revenue for the three months ended June 30, 2009 and 2008 respectively. Live Nation, represented approximately 7% and 17% of the Company's consolidated revenue for the six months ended June 30, 2009 and 2008 respectively.

NOTE 4—INCOME TAXES

        Ticketmaster Entertainment calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28 and FASB Interpretation No. 18. At the end of each interim period, the Company makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The tax or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

        The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter. Included in the income tax provision for the three months ended June 30, 2009 is a provision of $0.2 million due to a change in the estimated annual effective tax rate from that used in the first quarter.

        For the three and six months ended June 30, 2009, the Company recorded a tax provision of $1.5 million and $5.7 million, respectively, which represent effective tax rates of 33% and 42%, respectively. The tax rate for the three months ended June 30, 2009 is lower than the federal statutory rate of 35% due principally to foreign income taxed at lower rates including the effects of our international restructuring completed in January 2009, foreign tax credits related to foreign dividends, deductible payments made in connection with a Front Line dividend and net adjustments related to the reconciliation of provision accruals to tax returns, partially offset by losses in foreign jurisdictions for which no tax benefit can be recognized. The tax rate for the six months ended June 30, 2009 is higher than the federal statutory rate of 35% due principally to losses in foreign jurisdictions for which no tax benefit can be recognized and adjustments to deferred taxes due to newly enacted state tax legislation,

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

partially offset by foreign income taxed at lower rates including the effects of our international restructuring and foreign tax credits related to foreign dividends.

        For the three and six months ended June 30, 2008, the Company recorded a tax provision of $10.9 million and $29.7 million, respectively, which represent effective tax rates of 33% and 35%, respectively. The tax rate for the three months ended June 30, 2008 is lower than the federal statutory rate of 35%, due principally to foreign income taxed at lower rates and foreign tax credits related to foreign dividends, partially offset by losses in foreign jurisdictions for which no tax benefit can be recognized and state and local income taxes. The tax rate for the six months ended June 30, 2008 approximates the federal statutory rate of 35%, principally due to losses in foreign jurisdictions for which no tax benefit can be recognized and state and local income taxes, offset by foreign income taxed at lower rates and foreign tax credits related to foreign dividends.

        As of December 31, 2008 and June 30, 2009, the Company had unrecognized tax benefits of approximately $1.3 million and $3.7 million, respectively. During the three and six months ended June 30, 2009, the unrecognized tax benefits increased by approximately $1.4 million and $2.4 million, respectively, as a result of historical state tax positions and foreign income tax positions taken in the current year. If unrecognized tax benefits as of June 30, 2009 are subsequently recognized, approximately $3.6 million, net of related deferred tax assets and interest, would reduce the income tax provision from continuing operations. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the three and six months ended June 30, 2009 is $0.2 million, net of related deferred taxes, for interest and penalties on unrecognized tax benefits. At June 30, 2009, the Company has accrued $0.6 million for the payment of interest and penalties.

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

NOTE 5—LONG-TERM DEBT

        The balance of long-term debt is as follows (in thousands):

	June 30, 2009	December 31, 2008
10.75% Senior Notes due July 28, 2016	$300,000	$300,000
2008 Term Loan A, due July 25, 2013	100,000	100,000
2008 Term Loan B, due July 25, 2014	350,000	350,000
2008 Revolver, due July 25, 2013	115,000	115,000

Total	$865,000	$865,000

        The 10.75% Senior Notes ("Senior Notes") contain two incurrence-based financial covenants requiring a minimum fixed charge coverage ratio, as defined therein, of 2.0 to 1.0, and a maximum secured indebtedness leverage ratio, as defined therein, of 2.25 to 1.0.

        Term Loan A, Term Loan B and the revolving credit facility (the "Revolver"), collectively the ("Senior Secured Credit Facilities") bear interest rates per annum based on fixed and variable interest rates specified in the credit agreement governing the Senior Secured Credit Facilities. The interest rates for Term Loan A, Term Loan B and the Revolver at June 30, 2009 were 3.34%, 3.84% and 3.21%, respectively.

        The Senior Secured Credit Facilities have two quarterly financial covenants requiring a maximum total leverage ratio, as defined therein, of 3.50 to 1.00 and a minimum interest coverage ratio, as defined therein, of 3.00 to 1.00. As of June 30, 2009, the Company was in compliance with both of these financial covenants.

        As of June 30, 2009, the Company's long-term debt has scheduled principal repayments for each of the next five years and thereafter as follows (in thousands):

Years Ending December 31,
2009	$—
2010	—
2011	13,500
2012	18,500
2013	191,750
Thereafter	641,250

Total	$865,000

        In July 2009, the Company repurchased and retired $13 million aggregate principal amount of our Senior Notes.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—EARNINGS PER SHARE

        We compute earnings per share in accordance with SFAS No. 128, Earnings Per Share ("SFAS No. 128"). We compute basic earnings per share using the weighted average number of common shares outstanding for the period. Under the provisions of SFAS No. 128, basic net income per common share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments in the periods in which such effect is dilutive. For the three and six months ended June 30, 2008, we computed earnings per share using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period.

        The following table presents our basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except for per share data)
Net income attributable to Ticketmaster Entertainment, Inc.:	$6,877	$23,012	$14,126	$55,719
Net earnings per share available to common stockholders:
Basic	$0.12	$0.41	$0.25	$0.99
Diluted	$0.12	$0.41	$0.24	$0.99
Weighted average of number of shares outstanding:
Basic	57,339	56,171	57,330	56,171
Dilutive effect of:
Options to purchase common stock, restricted stock units and redeemable preferred stock	2,125	—	2,011	—

Diluted	59,464	56,171	59,341	56,171

        The diluted weighted average common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options, vesting of restricted stock units ("RSUs") and conversion of the Company's Series A convertible redeemable preferred stock if the effect is dilutive.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—STOCK-BASED COMPENSATION

        Stock-based compensation expense related to stock options, restricted stock, RSUs and performance stock units ("PSUs") is included in the following line items in the Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of sales	$108	$303	$220	$538
Selling and marketing expense	117	330	238	588
General and administrative expense	6,106	5,995	12,144	10,267

Stock-based compensation expense	$6,331	$6,628	$12,602	$11,393

        On April 15, 2009, certain Front Line executives received grants of 2,592 restricted shares of Front Line's common stock with a grant date fair value of $6.15 million. The value of the restricted stock is based on values of Front Line equity transactions near the grant date of the restricted stock. Based on the terms of the individual grants, the restricted stock vests either on the third or fourth anniversary of the grant date. We have recorded $0.4 million of stock-based compensation cost during the three months ended June 30, 2009 related to these Front Line restricted common stock grants.

        In connection with his appointment to the board, on April 16, 2009, the Company granted 22,000 RSUs to an eligible non-employee member of its Board of Directors with a grant date fair value of $4.58 per share which vest ratably over two years.

        On April 29, 2009, the Company granted an aggregate of 2,235,000 options with an exercise price of $5.33 per share and an estimated average grant date fair value of approximately $2.31 per share. The fair value of options granted in 2009 was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used an expected volatility rate of 43.28%, dividend yield of 0%, expected term of 6.25 years and a risk-free interest rate of 1.23%. Volatility is based on the historical volatility of stocks of similar companies since the Company does not have sufficient trading history to reasonably predict its own volatility. The risk-free rate is based on U.S. Treasury yields for notes with comparable terms as the awards in effect at the grant date. The Company used the simplified method for estimating the expected life within the valuation model, which is the period of time that options granted are expected to be outstanding. The options vest ratably over four years and have ten year terms. We have recorded $0.3 million of stock-based compensation cost during the three months ended June 30, 2009 related to these option grants.

        On April 29, 2009, the Company granted 113,000 RSUs to certain employees with a grant date fair value of $5.33 per share. The RSUs vest ratably over four years. We have recorded $0.1 million of stock-based compensation cost during the three months ended June 30, 2009 related to these RSU grants.

NOTE 8—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At June 30, 2009 and December 31, 2008, Ticketmaster Entertainment's equity investments in unconsolidated affiliates totaled $16.7 million and $12.9 million, respectively, and are included in Long-term investments in the Consolidated Balance Sheets.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

        On October 29, 2008, Ticketmaster Entertainment acquired additional interests in Front Line from certain stockholders of Front Line for an aggregate purchase price of $123.0 million. On this same date, the Company also acquired equity interests in Front Line in a transaction that, for accounting purposes, was treated as an exchange by a trust controlled by Mr. Azoff of certain Front Line equity awards for certain Ticketmaster Entertainment equity awards. The Company acquired additional ownership interests of 42.9%, in the aggregate, resulting in a controlling interest in Front Line of 82.3% (approximately 74% on a diluted basis). Ticketmaster Entertainment's 39.4% ownership interest in Front Line prior to the acquisition was accounted for under the equity method of accounting. Losses related to the investment in Front Line, which totaled $1.6 million and $1.4 million in the three and six months ended June 30, 2008, respectively, are included in equity in income of unconsolidated affiliates in the Consolidated Statements of Operations. The results of Front Line were consolidated with Ticketmaster Entertainment effective October 29, 2008.

        The Company also maintains a 15% investment in Broadway China Ventures and accounts for its investment on a cost basis.

        The following is a list of investments accounted for under the equity method, the principal market in which the investee operates, and the relevant ownership percentage at both June 30, 2009 and December 31, 2008:

iLike.com (United States)	25.0%
Beijing Gehua Ticketmaster Ticketing Co., Ltd. (China)	40.0%
TM Mexico (Mexico)	33.3%

        The summarized aggregated financial information of Ticketmaster Entertainment's equity investments is as follows (in thousands):

	Six Months Ended June 30,
	2009	2008
Net sales	$17,342	$112,198
Gross profit	12,704	54,638
Net income	5,283	2,200

        The summarized aggregated financial information for the six months ended June 30, 2008 includes Ticketmaster Entertainment's investment in Front Line which, prior to October 29, 2008, was accounted for under the equity method of accounting.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—COMPREHENSIVE INCOME

        The changes in the components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$3,085	$22,130	$7,821	$54,264
Foreign currency translation	13,679	2,324	11,701	14,685

Total Comprehensive income	16,764	24,454	19,522	68,949

Loss attributable to noncontrolling interests, net	3,792	882	6,305	1,455
Foreign currency translation	(21)	2	—	(75)

Comprehensive loss attributable to noncontrolling interests	3,771	884	6,305	1,380

Comprehensive income attributable to Ticketmaster Entertainment, Inc.	$20,535	$25,338	$25,827	$70,329

        Accumulated other comprehensive income as of June 30, 2009 and June 30, 2008 is solely related to foreign currency translation.

NOTE 10—RELATED PARTY TRANSACTIONS

        Prior to the spin-off, our operating expenses included allocations from IAC for accounting, treasury, legal, tax, corporate support, human resource functions, and internal audit functions. These expenses were allocated based on the ratio of Ticketmaster Entertainment's revenue as a percentage of IAC's total revenue. The Company believes that the allocation methods used by IAC were reasonable. Expense allocations from IAC were $0.8 million and $1.8 million for the three and six months ended June 30, 2008 and are included in general and administrative expense in our Consolidated Statements of Operations for the period. The expense allocations from IAC ceased upon consummation of the spin-off.

        Ticketmaster Entertainment occupies office space in buildings in Los Angeles and New York City that are currently owned by IAC. Related rental expense charged to Ticketmaster Entertainment by IAC totaled $0.9 million and $0.6 million for the three months ended June 30, 2009 and 2008, respectively and $1.8 million and $1.3 million for the six months ended June 30, 2009 and 2008, respectively.

        During the second quarter of 2008, the Company recorded an $8.3 million cumulative interest charge from IAC. Accordingly, the portion of interest expense reflected in the Company's Consolidated Statement of Operations that was intercompany in nature was $8.3 for the three and six months ended June 30, 2008. The portion of interest income reflected in the Company's Consolidated Statement of Operations that was intercompany in nature was $2.0 million and $3.7 million for the three and six months ended June 30, 2008, respectively. The intercompany interest relates to the receivable from IAC which was extinguished upon consummation of the spin-off.

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

        IAC and Ticketmaster Entertainment currently continue, and for the foreseeable future expect to continue, to work together pursuant to a variety of commercial relationships. In connection with the spin-off, IAC and Ticketmaster Entertainment entered into various commercial agreements between subsidiaries of IAC, on the one hand, and subsidiaries of Ticketmaster Entertainment, on the other hand, many of which memorialized (in most material respects) pre-existing arrangements in effect prior to the spin-off and all of which were negotiated at arm's length.

Agreements with Liberty Media Corporation

        In connection with the spin-off, the Company assumed from IAC all of IAC's rights and obligations relating to Ticketmaster Entertainment under a Spinco Agreement between IAC and Liberty, providing for post-spin-off governance arrangements at the Company. As of February 10, 2009, Liberty beneficially owned approximately 29.1% of the outstanding shares of common stock of the Company. Refer to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 for a summary of the material terms of those governance agreements and related matters.

Liberty/Live Nation Stockholder Agreement

        In connection with Ticketmaster Entertainment entering into a merger agreement with Live Nation, pursuant to which a merger of Ticketmaster Entertainment with and into a wholly owned subsidiary of Live Nation is pending, on February 10, 2009, Ticketmaster Entertainment entered into a certain Stockholder Agreement among Live Nation, Liberty, Liberty USA Holdings, LLC and Ticketmaster Entertainment, dated February 10, 2009 (the "Liberty Stockholder Agreement") regarding certain corporate governance rights, designation rights and registration rights with respect to the Live Nation common stock to be acquired by Liberty in connection with the Merger. Among other things, subject to certain restrictions and limitations set forth in the Liberty Stockholder Agreement, Liberty will have the right, following the closing of the Merger, to nominate up to two directors to serve on the Live Nation board of directors. In addition, if Liberty designates two directors to the Live Nation board of directors, one of them must meet the independence standards of the NYSE with respect to Live Nation, and Liberty would have the right to designate one of its nominees to serve on the Audit Committee and one nominee to serve on the Compensation Committee of the Live Nation board of directors, subject to such designee's satisfaction of the applicable standards for service on such committees. Furthermore, the Liberty Stockholder Agreement also contains provisions relating to limitations on the ownership of Live Nation equity securities by Liberty and its affiliates following the Merger and on transfers of Live Nation equity securities and rights and obligations under the Liberty Stockholder Agreement following the Merger.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—RELATED PARTY TRANSACTIONS (Continued)

Relationships Involving Executives

        In connection with Ticketmaster Entertainment's entering into the Live Nation merger agreement referred to above, on February 10, 2009, Ticketmaster Entertainment entered into a letter agreement, dated as of February 10, 2009, with Mr. Azoff, Chief Executive Officer of Ticketmaster Entertainment, pursuant to which Ticketmaster Entertainment agreed, prior to the consummation of the Live Nation merger, to redeem the shares of Ticketmaster Entertainment series A convertible redeemable preferred stock held by or on behalf of Mr. Azoff for a note (i) having terms comparable to the Ticketmaster Entertainment series A convertible redeemable preferred stock (except that the note will not be convertible into shares of Ticketmaster Entertainment common stock) and (ii) resulting in legal, economic and tax treatment that, in the aggregate, will be no less favorable to Mr. Azoff than such treatment with respect to the Ticketmaster Entertainment series A convertible redeemable preferred stock.

        In April 2009, the Board of Directors of Front Line declared a dividend in the amount of $115.74844 per share of Front Line common stock payable in cash to the holders of record of Front Line common stock. This dividend totaled $20,080,656 and was paid in April 2009. The Azoff Family Trust of 1997, of which Mr. Azoff, Ticketmaster Entertainment's Chief Executive Officer, is co-Trustee, received a pro rata portion of this dividend totaling $3,000,000 with respect to the 25,918.276 shares of Front Line common stock held by the trust. Mr. Azoff, pursuant to the terms of a restricted share grant agreement, also may be entitled to certain gross-up payments from Front Line associated with distributions made on the unvested portion of his restricted Front Line common shares for the difference between ordinary income and capital gains tax treatment. Such payments were $0.7 million related to the April 2009 Front Line dividend. The amount of the pro rata dividend paid to FLMG Holdings Corp. ("FLMG") and TicketWeb, LLC (wholly-owned subsidiaries of Ticketmaster Entertainment that hold Ticketmaster Entertainment's interest in Front Line), was $15,000,000. Prior to the payment of the dividend, FLMG made a loan to Front Line in the amount of $20,000,000, evidenced by a promissory note from Front Line to FLMG with a principal amount of $20,000,000 and bearing interest at a rate of 4.5%, payable no later than six months from the date of issuance. A portion of the proceeds from the note was used, together with cash on hand at Front Line, to pay the dividend.

        For a further discussion of related party relationships, see Item 13 of the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

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

        In addition, pursuant to the Agreement and Plan of Merger dated as of February 10, 2009 (the "Merger Agreement"), among the Company, Live Nation, and Merger Sub, if the Merger Agreement is terminated before the Merger is completed, under some circumstances the Company may be obligated to pay to Live Nation a termination fee of $15 million plus Live Nation's expenses.

NOTE 12—FAIR VALUE MEASUREMENTS

        In accordance with SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company will be required to make judgments about assumptions that market participants would use in estimating the fair value of the financial instrument. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts because of their short-term nature. Marketable securities are recognized in the balance sheets at their fair values based on quoted prices. Long-term debt is carried at cost. However, the Company is required to estimate the fair value of long-term debt under SFAS No. 107, Disclosures about Fair Values of Financial Instruments ("SFAS No. 107"). The fair value of long-term debt is estimated based on market prices or third-party quotes.

        The provisions of SFAS No. 157 related to nonfinancial assets and liabilities became effective for the Company on January 1, 2009 in accordance with FSP FAS 157-2, Effective Date of FASB Statement No. 157, and is applied prospectively. The application of SFAS No 157-2 did not have a material impact on the Company's consolidated financial statements.

        In connection with the acquisition of certain subsidiaries, the Company is party to fair value put and call arrangements with respect to the common securities that represent the remaining noncontrolling interests of the acquired company. These put arrangements are exercisable at fair value by the counter-party outside the control of the Company and are accounted for in accordance with EITF D-98, Classification and Measurement of Redeemable Securities. In accordance with EITF D-98, adjustments to the carrying amount of noncontrolling interests issued in the form of a common security to reflect a fair value redemption feature do not impact the Company's earnings per share. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital.

        SFAS No. 157 establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

        The Company estimated the fair value of its long-term debt by using market prices or third party quotes. The company estimates fair market values for its redeemable noncontrolling interests using revenue trading multiples of comparable companies.

        The following presents information about accounts required to be measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Fair Value Measurements as of June 30, 2009
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements	Carrying Value
Long-term debt	$—	$792,700	$—	$792,700	$865,000
Redeemable noncontrolling interests	—	—	765	765	765

Total	$—	$792,700	$765	$793,465	$865,765

        The following table presents the changes in the Company's accounts that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Redeemable noncontrolling interests
Balance as of January 1, 2009	$1,293
Net loss attributable to redeemable noncontrolling interests	(2,975)
Change in fair value of redeemable noncontrolling interests recorded through APIC	2,447

Balance as of June 30, 2009	$765

NOTE 13—RESTRUCTURING CHARGES

        During the second quarter of 2008, Ticketmaster Entertainment began a comprehensive review of its worldwide cost structure in light of significant investments that have been made through increased operating and capital expenditures, acquisitions in recent periods, and in advance of the expiration of the various Live Nation ticketing agreements beginning in December 2008. As a result of this review, commencing in the third quarter of 2008, Ticketmaster Entertainment began to effect a series of actions expected to reduce 2009 annual operating expenses by approximately $35 million from reductions in personnel, consolidation of customer contact centers, and the balance from reductions in other operating costs and other discretionary costs. The cost-reduction efforts in the ticketing segment were substantially completed in the second quarter of 2009.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—RESTRUCTURING CHARGES (Continued)

        The following table summarizes the restructuring liabilities balance (included as a component of other accrued expenses within the Consolidated Balance Sheets) as of June 30, 2009.

	Balance as of January 1, 2009	Charges to expense	Cash payments	Foreign Exchange Translation	Balance as of June 30, 2009
	(In thousands)
Employee termination costs	$5,687	$127	$(1,671)	$(16)	$4,127

Total	$5,687	$127	$(1,671)	$(16)	$4,127

        During the first quarter of 2009, the Company recorded a severance and separation charge of $1.4 million for the resignation of an executive of Ticketmaster Entertainment. As of June 30, 2009, $1.2 million of this liability remains to be paid in bi-weekly installments for the remaining period of twenty-one months through March 2011. The severance charge was included in the general and administrative expense line item in the Consolidated Statements of Operations for the six months ended June 30, 2009.

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

Spin-Off from IAC/InterActive Corp

        On July 1, 2008, the Board of Directors of IAC approved a plan to separate IAC into five separate, publicly traded companies via the distribution of all of the outstanding shares of common stock of four wholly-owned subsidiaries, including Ticketmaster Entertainment, formerly known as Ticketmaster.

        On August 20, 2008, IAC distributed to its stockholders all of the outstanding shares of common stock, par value $0.01 per share, of Ticketmaster Entertainment (the "spin-off"). Our businesses include the businesses that formerly comprised IAC's Ticketmaster segment, which consists of its domestic and international ticketing and ticketing related businesses, subsidiaries and investments, excluding its ReserveAmerica subsidiary and its investment in Active.com. At the time of the spin-off, Ticketmaster Entertainment includes IAC's minority investment in Front Line. On October 29, 2008, the Company acquired additional equity interests in Front Line, giving Ticketmaster Entertainment a controlling interest in Front Line. As a result, the Company consolidated the results of Front Line from the acquisition date.

Pending Merger with Live Nation

        On February 10, 2009, the Company signed a definitive agreement to merge with Live Nation in a stock transaction pursuant to which the Company will merge with and into an indirect, wholly-owned subsidiary of Live Nation ("Merger Sub"), with Merger Sub continuing as the surviving entity and as an indirect, wholly-owned subsidiary of Live Nation and Live Nation continuing as the public parent of the combined companies (the "Merger"). Pursuant to the terms of the merger agreement, the aggregate number of shares of Live Nation common stock that the holders of securities representing 100% of the voting power of the Company's capital stock issued and outstanding immediately prior to the consummation of the Merger are entitled to receive in the Merger represents 50.01% of the total voting power of the Live Nation capital stock issued and outstanding immediately following the consummation of the Merger. The Merger requires, among other customary closing conditions, approval by a majority of the outstanding shares of the Company's common stock and Series A Preferred Stock, voting together as a single class, approval by a majority of the shares of Live Nation's common stock, represented in person or by proxy, domestic and foreign regulatory approvals, and receipt of the necessary consent of lenders party to the Company's credit facility to allow the facility to remain in effect after the consummation of the Merger with no default or event of default thereunder resulting from the Merger, which consent was obtained in May 2009. Liberty, which beneficially owns approximately 29% of the Company's common stock, has agreed to vote in favor of the proposed transaction, subject to the terms of a voting agreement.

        The proposed transaction has been subject to antitrust/competition regulatory review in the United States and four other countries. Ticketmaster Entertainment currently expects the regulatory process to be completed, and the Merger to close, during 2009. In the United States, Ticketmaster Entertainment and Live Nation are engaged in discussions with the U.S. Department of Justice, Antitrust Division ("DOJ") regarding the proposed transaction. The parties have been in the process of responding to the DOJ's "second request" for information related to the companies' respective businesses and the proposed merger. The DOJ is actively investigating the Merger and has advised that if there are no unanticipated delays, it currently expects to complete the work on its investigation of the transaction by the end of September 2009.

        The other jurisdictions where the transaction has been under regulatory review are Canada, the United Kingdom, Norway, and Turkey. The Canadian authorities issued a "second request" for additional information relating to the parties' respective businesses, and the parties are in the process of responding to the Canadian request. The U.K. authorities have issued several information requests to which the parties have responded, and the matter is now before the UK Competition Commission ("CC") via a referral from the UK Office of Fair Trading ("OFT") which completed its investigation in June 2009 and determined that further evaluation by the CC is warranted in light of competition concerns that were identified by the OFT. The CC has scheduled a hearing on the Merger for August 6, 2009. The Norwegian and Turkish competition authorities have both completed and closed their investigations without asserting any objections to the Merger.

Basis of Presentation

        These interim unaudited consolidated financial statements of Ticketmaster Entertainment discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations present our results of operations, financial position, temporary equity and equity, comprehensive income and cash flows, on a combined basis through the spin-off on August 20, 2008, and on a consolidated basis thereafter. Our pre spin-off financial statements were prepared on a combined basis rather than a consolidated basis because they excluded Ticketmaster Entertainment's former Reserve America subsidiary and its investment in Active.com, which were transferred to IAC, and included the investment in Front Line that was not owned prior to the spin-off by legal entities that comprise Ticketmaster Entertainment businesses.

        The Company's investment in Front Line was consolidated beginning October 29, 2008, when the Company increased its ownership interest from 39.4% to 82.3% (approximately 74% on a diluted basis). Prior to October 29, 2008, the investment in Front Line was accounted for using the equity method of accounting. The ownership of Reserve America and the investment in Active.com were retained by IAC after the spin-off. These consolidated financial statements included in this Quarterly

Report on Form 10-Q present IAC's and its subsidiaries net investment in Ticketmaster Entertainment businesses as invested capital in lieu of stockholders' equity.

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

        The historical interim unaudited financial statements for periods prior to the spin-off are based on certain assumptions about Ticketmaster Entertainment as a stand-alone company. Our management believes the assumptions underlying the historical combined financial statements of Ticketmaster Entertainment are reasonable. However, this financial information does not necessarily reflect what the historical financial position, results of operations and cash flows of Ticketmaster Entertainment would have been if Ticketmaster Entertainment had been a stand-alone company prior to the spin-off.

        We have evaluated all subsequent events through August 13, 2009, the date the financial statements were issued.

Management Overview

        Ticketmaster Entertainment is the world's leading live entertainment ticketing and marketing company, providing ticket sales, ticket resale services, marketing and distribution through www.ticketmaster.com, one of the largest e-commerce sites on the internet, approximately 7,100 independent sales outlets and 17 call centers worldwide. Ticketmaster Entertainment serves leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters in the United States and abroad, including Australia, Canada, China, Denmark, Finland, Germany, Ireland, the Netherlands, New Zealand, Norway, Spain, Sweden, Turkey and the United Kingdom. Ticketmaster Entertainment is also a party to joint ventures with third parties to provide ticket distribution services in Mexico and supplied ticketing services for the 2008 Beijing Olympic Games. Ticketmaster Entertainment licenses its technology in Mexico, Argentina, Brazil, Chile, and Belgium.

Sources of Revenue

  Ticketing

        Ticketmaster Entertainment earns a majority of its revenue from primary ticketing on behalf of its clients. Ticketing operations revenue primarily consists of convenience and order processing fees generated primarily through ticket sales. The sale of tickets for an event often commences several months prior to the event performance date. Ticketmaster Entertainment recognizes revenue from the sale of a ticket when the ticket is sold. Fluctuations in ticket operations revenue occur largely as a result of changes in the number of tickets sold and the average revenue per ticket. The number of tickets sold varies as a result of (i) additions or losses of clients serviced by Ticketmaster

Entertainment; (ii) fluctuations in the scheduling of events, particularly for popular performers; (iii) overall consumer demand for live entertainment events; and (iv) the percentage of tickets for events which are sold directly by clients. The average revenue per ticket varies as a result of the amount of convenience charges earned on each ticket. The amount of convenience charges typically varies based upon numerous factors, including the face price of the ticket, the type of event, and whether the ticket is purchased at an independent sales outlet, through call centers or via Ticketmaster Entertainment's websites, as well as the services to be rendered to the client.

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

Results of Operations for the Three and Six Months Ended June 30, 2009 Compared to the Three and Six Months Ended June 30, 2008

Ticketmaster Entertainment Consolidated Results of Operations

Revenue

  For the three and six months ended June 30, 2009 compared to the three months and six months ended June 30, 2008

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Revenue—Domestic	$263,923	$261,320	1%	$537,369	$501,260	7%
Revenue—International	91,133	121,049	(25)%	191,503	230,090	(17)%

Total revenue	$355,056	$382,369	(7)%	$728,872	$731,350	NM

Consolidated

        Revenue in the three months ended June 30, 2009 decreased $27.3 million, or 7%, from the prior-year quarter primarily due to lower ticketing revenue attributable to our largest client through 2008, Live Nation (including its subsidiary, House of Blues) following the expiration on December 31, 2008 of the principal agreement for primary ticketing services to Live Nation, partially offset by contributions from Front Line, in which the Company acquired a majority interest in October 2008. On a world-wide basis, there was an 11% decrease in the number of primary tickets sold and a 7%

decrease in average revenue per ticket. Domestic revenue was flat compared to the prior-year quarter, with an 11% decrease in the number of tickets sold, along with a 4% decrease in average revenue per ticket due to lower ticketing revenue attributable to Live Nation, mentioned above, partially offset by contributions from Front Line. Ticketing volumes were lower across all major categories except Arts and Theatre, with the largest impact experienced in the Concerts category due to the expiration of the principal agreement for primary ticketing with Live Nation. International revenue decreased by 25% primarily due to an 11% decrease in the number of tickets sold along with a 13% decrease in average revenue per ticket in our international operations, due in part, to the volatility of foreign exchange rates. The decrease in the average revenue per ticket primarily resulted from decreased revenue from the United Kingdom, Canada, the Netherlands and China, partially offset by higher revenues in Spain. Excluding the impact of foreign exchange rates, international revenue decreased by 9% compared to the prior-year period.

        Ticketmaster Entertainment's largest client through 2008, Live Nation (including its subsidiary House of Blues), represented approximately 8% and 18% of the Company's consolidated revenue for the three months ended June 30, 2009 and 2008, respectively.

        Revenue in the six months ended June 30, 2009 decreased $2.5 million from 2008 primarily due to lower ticketing revenue attributable to our largest client through 2008, Live Nation (including its subsidiary, House of Blues) following the expiration on December 31, 2008 of the principal agreement for primary ticketing services to Live Nation, partially offset by contributions from Front Line, in which the Company acquired a majority interest in October 2008. On a world-wide basis, there was a 9% decrease in the number of primary tickets sold and a 4% decrease in average revenue per ticket. Domestic revenue increased by 7% primarily due to contributions from Front Line offset by a 10% decrease in the number of tickets sold, as well as a 1% decrease in average revenue per ticket. Ticketing volumes were lower across all categories, with the largest impact experienced in the Concerts category due to the expiration of the principal agreement for primary ticketing with Live Nation. International revenue decreased by 17% primarily due to an 8% decrease in the number of tickets sold along with a 9% decrease in average revenue per ticket in our international operations, due in part, to the volatility of foreign exchange rates. The decrease in the average revenue per ticket primarily resulted from decreased revenue from the Netherlands, United Kingdom, Canada, and Australia, partially offset by higher revenues in Spain. Excluding the impact of foreign exchange rates, international revenue increased by 1% compared to the same-prior-year period.

        Ticketmaster Entertainment's largest client through 2008, Live Nation (including its subsidiary House of Blues), represented approximately 7% and 17% of the Company's consolidated revenue for the six months ended June 30, 2009 and 2008, respectively.

Segment Revenue Ticketing

        Refer to "—Consolidated," directly above, for a discussion of revenues in our Ticketing segment.

Artist Services

        On October 29, 2008, the Company acquired additional equity interests in Front Line, giving Ticketmaster Entertainment a controlling interest in the business. The Company has consolidated the results of Front Line since the acquisition date and has entered into the artist services business by virtue of the acquisition. The artist services business focuses on artist management, merchandising, VIP ticketing and related artist marketing services activities. In the three and six months ended June 30, 2009, Front Line generated revenues of $43.1 million and $77.9 million, respectively, due to strong performance in VIP ticketing, core management services, non-artist management services and strategic acquisitions.

  For the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Revenue:
Ticketing	$311,917	$382,369	(18)%	$650,927	$731,350	(11)%
Artist services	43,139	—	NM	77,945	—	NM

Total revenue	$355,056	$382,369	(7)%	$728,872	$731,350	NM

Cost of Sales

  For the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Cost of sales	$220,807	$248,549	(11)%	$453,367	$469,571	(3)%
As a percentage of total revenue	62%	65%	(281)bp	62%	64%	(200)bp
Gross margins	38%	35%	281bp	38%	36%	200bp

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

        Cost of sales for the quarter ended June 30, 2009 decreased $27.7 million from the prior-year quarter, primarily due to decreases of $15.4 million in ticketing royalties, $10.6 million in compensation and other employee-related costs and $4.4 million in credit card processing fees. The decrease in ticketing royalties and credit card processing fees was primarily due to lower convenience and processing revenues. The decrease in compensation and other employee-related costs was due in part to a reduction in headcount. These decreases were partially offset by $16.4 million of merchandise inventory and related shipping costs related to Front Line, in which the Company acquired a majority interest in October 2008. Excluding the impact of Front Line, cost of sales decreased $44.2 million, or 18%.

        Cost of sales for the six months ended June 30, 2009 decreased $16.2 million from 2008, primarily due to decreases of $20.8 million in ticketing royalties, $15.9 million in compensation and other employee-related costs and $3.4 million in credit card processing fees. The decrease in ticketing royalties and credit card processing fees was primarily due to lower convenience and processing revenues. The decrease in compensation and other employee-related costs was due in part to a reduction in headcount. These decreases were partially offset by $34.2 million of merchandise inventory and related shipping costs related to Front Line, in which the Company acquired a majority interest in October 2008. Excluding the impact of Front Line, cost of sales decreased $50.4 million, or 11%.

Selling and marketing expense

  For the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Selling and marketing expense	$19,590	$24,636	(20)%	$43,885	$44,029	NM
As a percentage of total revenue	6%	6%	(93)bp	6%	6%	NM

        Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in customer service and sales functions. Advertising and promotional expenditures primarily include online marketing, including fees paid to search engine and distribution partners, as well as offline marketing, including sports sponsorship marketing and radio spending. Sports sponsorship agreements are intended to promote Ticketmaster Entertainment's ticket resale services.

        Selling and marketing expense for the three months ended June 30, 2009 decreased $5.0 million from the prior-year quarter, primarily due to a decrease of $4.6 million in advertising and promotional expenditures. The decrease in advertising and promotional expenditures was due, in part, to a decrease in sports sponsorship marketing expense and fees paid to search engine partners for online marketing.

        Selling and marketing expense for the six months ended June 30, 2009 was flat compared to the prior-year period primarily due to an increase in sports sponsorship marketing expense and fees paid to search engine partners for online marketing, offset by lower expenses in other advertising expense categories.

General and administrative expense

  For the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
General and administrative expense	$64,701	$45,644	42%	$128,904	$87,497	47%
As a percentage of total revenue	18%	12%	629bp	18%	12%	572bp

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources and executive management functions, facilities costs and fees for professional services.

        General and administrative expense for the three months ended June 30, 2009 increased $19.1 million from the prior-year quarter, primarily due to increases of $9.0 million in compensation and other employee-related costs and $5.8 million in professional fees. The increase in compensation and other employee-related costs was primarily due to an increase of $11.9 million of Front Line compensation which was not included in the prior-year quarter, partially offset by cost savings from our restructuring plan. General and administrative expense includes non-cash compensation expense of $6.1 million and $6.0 million for the three months ended June 30, 2009 and 2008, respectively. The increase in professional fees was primarily due to $8.5 million of legal and professional fees incurred in connection with the pending merger with Live Nation, partially offset by lower costs for other professional services. Excluding the impact of Front Line, general and administrative expense increased $2.4 million, or 5%.

        General and administrative expense for the six months ended June 30, 2009 increased $41.4 million from the prior-year period, primarily due to increases of $18.6 million in compensation and other employee-related costs and $14.1 million in professional fees. The increase in compensation and other employee-related costs was primarily due to $24.1 million of Front Line compensation which was not included in the prior-year period, partially offset by cost savings from our restructuring plan. General and administrative expense includes non-cash compensation expense of $12.1 million for the six months ended June 30, 2009 compared with $10.3 million in the prior-year period. The increase in non-cash compensation was primarily due to the modification of existing stock-based compensation awards in connection with the spin-off, the grant of new awards subsequent to the spin-off and the grants of awards in connection with 2008 acquisitions. The increase in professional fees was primarily due to $14.4 million of legal and professional fees incurred in connection with the pending merger with Live Nation. Excluding the impact of Front Line, general and administrative expense increased $8.9 million, or 10%.

Depreciation

  For the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Depreciation	$14,079	$11,828	19%	$26,479	$22,883	16%
As a percentage of total revenue	4%	3%	87bp	4%	3%	50bp

        Depreciation for the three and six months ended June 30, 2009 increased $2.3 million and $3.6 million, respectively, from 2008 primarily due to the incremental depreciation associated with the impact of recent acquisitions which were not included in the prior-year periods.

Adjusted EBITDA

        Adjusted EBITDA is a supplemental measure and is defined in "Ticketmaster Entertainment's Principles of Financial Reporting," below.

  For the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Adjusted EBITDA:
Ticketing	$63,965	$84,565	(24)%	$143,986	$172,570	(17)%
Artist services	13,673	—	NM	18,102	—	NM
Corporate and unallocated	(21,349)	(14,397)	48%	(46,770)	(30,924)	51%

Total Adjusted EBITDA	$56,289	$70,168	(20)%	$115,318	$141,646	(19)%

        Adjusted EBITDA for the three months ended June 30, 2009 decreased $13.9 million from the prior-year quarter, due to lower sales volumes and increases in general and administrative expense, partially offset by lower cost of sales and selling and marketing expense, discussed above. Excluding the impact of the Company's acquisition of a majority interest in Front Line in October 2008, Adjusted EBITDA decreased $27.6 million, or 39%.

        Adjusted EBITDA for the six months ended June 30, 2009 decreased $26.3 million from the prior-year period, due to lower sales volumes and increases in general and administrative expense, partially offset by lower cost of sales, discussed above. Excluding the impact of the Company's acquisition of a majority interest in Front Line in October 2008, Adjusted EBITDA decreased $44.4 million, or 31%.

Operating income

  For the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Operating income (loss):
Ticketing	$37,487	$58,459	(36)%	$97,575	$124,954	(22)%
Artist services	1,256	—	NM	(5,504)	—	NM
Corporate and unallocated	(23,721)	(18,282)	30%	(51,749)	(37,987)	36%

Total operating income	$15,022	$40,177	(63)%	$40,322	$86,967	(54)%

        Operating income for the three months ended June 30, 2009 decreased $25.2 million from the prior-year quarter, primarily due to the decrease in Adjusted EBITDA described above and increases of $9.3 million in amortization of intangibles. The increase in intangible amortization expense was due to the acceleration of amortization expense of $5.1 million related to certain international ticketing agreement intangible assets and incremental amortization expense from the impact of recent acquisitions which were not included in the prior-year quarter. Excluding the impact of the Company's acquisition of a majority interest in Front Line in October 2008, operating income decreased $26.4 million or 66%.

        Operating income for the six months ended June 30, 2009 decreased $46.6 million from the prior-year period, primarily due to the decrease in Adjusted EBITDA described above and increases of $15.5 million in amortization of intangibles and $1.2 million in non-cash compensation expense. The increase in intangible amortization expense was due to the acceleration of amortization expense of $5.1 million related to certain international ticketing agreement intangible assets and incremental amortization expense from the impact of recent acquisitions which were not included in the prior-year period. Excluding the impact of the Company's acquisition of a majority interest in Front Line in October 2008, operating income decreased $41.1 million or 47%.

Corporate and unallocated expenses

        Corporate and unallocated expenses primarily include compensation and other employee costs (including stock-based compensation), outside services and professional fees. Corporate and unallocated expenses for the three months and six months ended June 30, 2009 increased $5.4 million and $13.8 million, respectively, from the prior-year periods primarily due to higher legal and professional fees associated with the pending merger with Live Nation and professional services related to operating as a publicly traded company.

Other expense, net

  For the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Other expense, net:
Interest income	$727	$3,463	(79)%	$1,368	$6,753	(80)%
Interest expense	(15,419)	(8,901)	73%	(33,575)	(9,636)	NM
Equity in income of unconsolidated affiliates	545	(1,468)	NM	1,888	(802)	NM
Other income (expense)	3,730	(287)	NM	3,539	657	NM

Interest income

        Interest income in 2009 for the three and six months ended June 30, 2009 decreased $2.7 million and $5.4 million, respectively, from the prior-year periods primarily due to the extinguishment of intercompany receivables from IAC upon the consummation of the spin-off and lower average interest rates.

Interest expense

        Interest expense for the three and six months ended June 30, 2009 increased $6.5 million and $23.9 million, respectively, from the prior-year periods. The increase was primarily due to interest expense and amortization of debt issuance costs of $15.0 million and $32.6 million for the three and six months ended June 30, 2009, respectively, related to our Senior Notes and our Senior Secured Credit Facilities, partially offset by an $8.3 million cumulative interest charge from IAC in the second quarter of 2008.

Equity in income of unconsolidated affiliates

        Equity in the income of unconsolidated affiliates for the three and six months ended June 30, 2009 increased $2.0 million and $2.7 million, respectively, from the prior-year periods, primarily due to increased earnings at the Company's joint venture in Mexico.

Other income (expense)

        Other income (expense) in 2009 for the three and six months ended June 30, 2009 increased $4.0 million and $2.9 million, respectively, from the prior-year periods due to gains on foreign currency exchange primarily related to the Company's operating activities in Canada and the United Kingdom due to the strengthening of the U.S. dollar compared to the Canadian dollar and the British Pound.

Income tax provision

        For the three months ended June 30, 2009 and 2008, Ticketmaster Entertainment recorded tax provisions of $1.5 million and $10.9 million, respectively, which represent an effective tax rate of 33% for both periods. The 2009 tax rate is lower than the federal statutory rate of 35% due principally to foreign income taxed at lower rates including the effects of our international restructuring, foreign tax credits related to foreign dividends, deductible payments made in connection with a Front Line dividend and net adjustments related to the reconciliation of provision accruals to tax returns, partially offset by losses in foreign jurisdictions for which no tax benefit can be recognized. The 2008 tax rate is lower than the federal statutory rate of 35% primarily due to foreign income taxed at lower rates and foreign tax credits related to foreign dividends, partially offset by losses in foreign jurisdictions for which no tax benefit can be recognized and state and local income taxes.

        For the six months ended June 30, 2009 and 2008, Ticketmaster Entertainment recorded tax provisions of $5.7 million and $29.7 million, respectively, which represent effective tax rates of 42% and 35%, respectively. The 2009 tax rate is higher than the federal statutory rate of 35% due principally to losses in foreign jurisdictions for which no tax benefit can be recognized and adjustments to deferred taxes due to newly enacted state tax legislation, partially offset by foreign income taxed at lower rates including the effects of our international restructuring and foreign tax credits related to foreign dividends. Excluding the effects of the newly enacted state tax legislation, the Company's effective tax rate would have been 31%. The 2008 tax rate approximates the federal statutory rate of 35% primarily due to losses in foreign jurisdictions for which no tax benefit can be recognized and state and local income taxes, offset by foreign income taxed at lower rates and foreign tax credits related to foreign dividends.

        As of December 31, 2008 and June 30, 2009, the Company had unrecognized tax benefits of approximately $1.3 million and $3.7 million, respectively. During the three and six months ended June 30, 2009, the unrecognized tax benefits increased by approximately $1.4 million and $2.4 million, respectively, as a result of historical state tax positions and foreign income tax positions taken in the current year. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the three and six months ended June 30, 2009 is $0.2 million, net of related deferred taxes, for interest and penalties on unrecognized tax benefits. At June 30, 2009, the Company had accrued $0.6 million for the payment of interest and penalties.

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

Segment Operating Results

        The overall concept that Ticketmaster Entertainment employs in determining its operating segments is to present the financial information in a manner consistent with how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. Operating segments are consolidated for reporting purposes if they have similar economic characteristics and meet the aggregation criteria of SFAS No. 131.

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

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2009, Ticketmaster Entertainment had $616.1 million of cash and cash equivalents including $373.5 million in funds representing amounts equal to the face value of tickets sold on behalf of clients ("client funds"). Ticketmaster Entertainment's $616.1 million of cash and cash equivalents included approximately $373.5 million which were maintained principally in Canada, the United Kingdom, Ireland and Australia; of this balance, $227.5 million were client funds. The Company does not utilize client funds for its own financing or investing activities as the amounts are payable to clients.

        Net cash provided by operating activities was $183.7 million and $108.7 million for the six months ended June 30, 2009 and 2008, respectively. The increase of $75.0 million in net cash provided by operating activities reflected higher contributions from client funds of $61.6 million and the timing of settlements with clients. Other increases were due to favorable changes in working capital, which included the timing of settlements for accrued liabilities, accounts receivable and accounts payable. These increases in net cash provided by operating activities were partially offset by debt interest payments in 2009 which were not made in 2008 and a decline in operating results.

        Net cash used in investing activities in the six months ended June 30, 2009 of $47.1 million primarily resulted from cash paid for capital expenditures of $23.8 million and $24.6 million for the acquisition of an artist management company. Net cash used in investing activities in the six months ended June 30, 2008 of $563.1 million primarily resulted from cash transfers to IAC of $141.9 million, acquisitions, net of cash acquired, of $393.5 million and capital expenditures of $23.2 million. The cash transfers related to IAC's centrally managed U.S. treasury function. Acquisitions, net of cash acquired, primarily related to the acquisitions of TicketsNow, Paciolan and GET ME IN!.

        Net cash used in financing activities in the six months ended June 30, 2009 of $7.2 million was primarily due to principal payments on capital leases and distributions to minority interest holders. Net cash provided by financing activities of $392.7 million in the six months ended June 30, 2008 was primarily due to capital contributions from IAC of $393.5 million to fund Ticketmaster Entertainment's acquisitions.

        Ticketmaster Entertainment anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. Ticketmaster Entertainment's ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations and the overall capacity and terms of its financing arrangements. Ticketmaster Entertainment believes that its cash on hand, excluding client funds, along with its anticipated operating cash flow in 2009 and its access to financing arrangements are sufficient to fund operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

        Under the Company's Senior Secured Credit Facilities and the indenture governing the Company's Senior Notes, the Company is required to comply with certain financial covenants. The Senior Notes contain two incurrence-based financial covenants, requiring that the Company meet a minimum fixed charge coverage ratio, as defined therein, of 2.0 to 1.0 and a maximum secured leverage ratio, as defined therein, of 2.25 to 1.0 in order to incur additional indebtedness, other than permitted debt. The senior secured credit facility has two maintenance-based quarterly financial covenants, requiring a maximum total leverage ratio of 3.5 to 1.0 and a minimum interest coverage ratio of 3.0 to 1.0. The total leverage ratio for the Senior Secured Credit Facilities, calculated as total debt, as defined therein, divided by total earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined therein, for the trailing twelve-month period is the most sensitive to change, as debt levels increase and/or earnings decline. As of June 30, 2009, the Company was in compliance with all maintenance-based financial covenants.

        The Company believes it has adequate cash and cash equivalents and it will generate sufficient cash from operations to pay-down a portion of its debt, if required, in order to maintain compliance with all financial covenants through December 31, 2009. Ticketmaster Entertainment may, from time to time, engage in open market purchases of its Notes. In July 2009, we repurchased and retired $13 million aggregate principal amount of our Senior Notes.

        In the event that the proposed merger with Live Nation is consummated, we expect that our cost of capital related to our bank financing will increase as a result of obtaining amendments to our senior secured credit facilities required for the proposed merger.

Critical Accounting Policies and Estimates

        Refer to the discussion of our accounting policies in our audited consolidated financial statements and notes for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K, as amended, filed with the SEC.

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

Recent Accounting Pronouncements

        Refer to the discussion of our accounting policies in our audited consolidated financial statements and notes for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K, as amended, filed with the SEC. In addition, refer to Note 2-Summary of Recent Accounting Standards in the Notes to Unaudited Consolidated Financial Statements.

TICKETMASTER ENTERTAINMENT'S PRINCIPLES OF FINANCIAL REPORTING

        Ticketmaster Entertainment reports Adjusted EBITDA as a supplemental measure to GAAP. This measure is one of the primary metrics by which Ticketmaster Entertainment evaluates the performance of its segments and businesses, on which its internal budgets are based and by which management is compensated. Ticketmaster Entertainment believes that investors should have access to the same set of tools that it uses in analyzing its results. This supplemental measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Ticketmaster Entertainment provides and encourages investors to examine the reconciling adjustments between the GAAP measure and supplemental measure which are discussed below.

Definition of Ticketmaster Entertainment's Supplemental Measure

        Adjusted Earnings before Interest, Income Taxes, Depreciation and Amortization ("Adjusted EBITDA"), is defined as operating income excluding, if applicable: (1) depreciation expense, (2) non-cash compensation expense, (3) amortization and impairment of intangibles, (4) goodwill and other impairments, (5) pro forma adjustments for significant acquisitions, fair value adjustments to contingent consideration and executive compensation expense associated with significant transactions or the Merger with Live Nation and (6) one-time items. Ticketmaster Entertainment believes this measure is useful to investors because it represents the operating results from Ticketmaster Entertainment businesses excluding the effects of non-cash expenses. The Adjusted EBITDA metric was named Adjusted Operating Income in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. Adjusted EBITDA has certain limitations in that it does not take into account the impact to Ticketmaster Entertainment's statement of operations of certain expenses, including acquisition-related accounting. Ticketmaster Entertainment endeavors to compensate for the limitations of the supplemental measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the supplemental measure.

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

 RECONCILIATION OF ADJUSTED EBITDA

        For a reconciliation of Adjusted EBITDA to Net income attributable to Ticketmaster Entertainment, Inc. for the three and six months ended June 30, 2009 and 2008, see Note 3—Segment Information in Notes to Unaudited Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A Quantitative and Qualitative Disclosure about Market Risk which is included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. Our exposure to market risk has not changed materially since December 31, 2008.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

  UPS Consumer Class Action Litigation

        On October 21, 2003, a purported representative action was filed in California state court, challenging Ticketmaster Entertainment's charges to online customers for UPS ticket delivery. The complaint alleged in essence that it is unlawful for Ticketmaster Entertainment not to disclose on its website that the fee it charges to online customers to have their tickets delivered by UPS contains a profit component. The complaint asserted a claim for violation of California's Unfair Competition Law or "UCL," codified at California Business and Professions Code section 17200 et seq., and sought restitution or disgorgement of the difference between (i) the total UPS delivery fees charged by Ticketmaster Entertainment in connection with online ticket sales during the applicable statute of limitations period, and (ii) the amount Ticketmaster Entertainment paid to UPS for that service.

        On July 20, 2004, Ticketmaster filed a motion for summary judgment. The Court heard the motion on December 20, 2004, and denied Ticketmaster's motion, in part, based on Plaintiffs' arguments that they were not challenging Ticketmaster's rights to make a profit, but instead were only challenging Ticketmaster's UPS delivery charges based on Plaintiffs' "misleading pass-through" theory of liability.

        On December 7, 2004, Ticketmaster filed its first motion for judgment on the pleadings based on the passage of Proposition 64, which became effective in November 2004. Plaintiffs opposed the motion. The Court heard the motion on April 1, 2005, and explained that Plaintiffs could not proceed with a representative action without amending the complaint to comply with class action procedures.

        On August 31, 2005, the plaintiffs filed their first amended complaint, for the first time pleading this case as a putative class action. The first amended complaint alleged (i) as before, that Ticketmaster Entertainment's website disclosures in respect of its charges for UPS ticket delivery violate the UCL , and (ii) for the first time, that Ticketmaster Entertainment's website disclosures in respect of its ticket order-processing fees constitute false advertising in violation of California's False Advertising Law or "FAL," codified at California Business and Professions Code sections 17500 et seq. On this latter claim, the amended complaint seeks restitution or disgorgement of the entire amount of order-processing fees charged by Ticketmaster Entertainment during the applicable statute of limitations period.

        On September 25, 2006, Ticketmaster Entertainment filed their second motion for judgment on the pleadings, which the plaintiffs opposed. On November 21, 2006, Ticketmaster Entertainment requested that the court stay the case pending the California Supreme Court's decisions in two cases (In re Tobacco II Cases, 142 Cal. App. 4th 891 (2006), and Pfizer Inc. v. Superior Court (Galfano), 141 Cal. App. 4th 290 (2006)) that present issues concerning the interpretation of Proposition 64 that are directly pertinent to both of the pending motions. The plaintiffs opposed Ticketmaster Entertainment's request. On November 29, 2006, the court ordered that the case be stayed pending the California Supreme Court's ruling on the two cases referenced above.

        On September 20, 2007, the Court heard Plaintiffs' motion for class certification. On December 19, 2007, the Court issued an Order denying the motion without prejudice and continuing the stay of the case pending resolution of In re Tobacco II (the lead case before the Supreme Court on the relevant issues).

        On May 18, 2009, the California Supreme Court decided the Tobacco II case. On April 1, 2009, the Court granted plaintiff's motion for leave to file a Second Amended Complaint that purports to clarify plaintiff's existing claims under the UCL and FAL and adds new claims that (a) Ticketmaster Entertainment's order processing fees are unconscionable under the UCL and (b) Ticketmaster's alleged business practices violate the "unlawful" prong of the UCL because they also allegedly constitute an underlying violation of California's Consumer Legal Remedies Act (codified at California

Civil Code sections 1750 et seq.). Ticketmaster Entertainment filed a demurrer to the Second Amended Complaint on May 8, 2009. Plaintiffs have filed a Third Amended Complaint to attempt to cure deficiencies in the Second Amended Complaint and to seek to address the California Supreme Court's holding in Tobacco II. Ticketmaster Entertainment filed a demurrer to the Third Amended Complaint on July 3. The parties have stipulated to a hearing on the demurrer on August 7, 2009. Ticketmaster Entertainment expects Plaintiffs to file another class certification motion within the next 60-90 days.

  2001 Securities Class Action Litigation

        On November 30, 2001, a purported securities class action was filed against Ticketmaster Entertainment and other defendants in the U.S. District Court for the Southern District of New York. Plaintiff's suit was brought on behalf of purchasers of Ticketmaster Entertainment common stock during the period from the date of its initial public offering through December 6, 2000, and alleged violations by Ticketmaster Entertainment of Section 10(b) of the Exchange Act and Section 11 of the Securities Act. Plaintiff alleged that Ticketmaster Entertainment failed to disclose that its underwriters were to receive undisclosed and excessive compensation and had agreed to allocate shares in the IPO to customers in exchange for agreements to purchase shares in the aftermarket at pre-determined prices. This action was later consolidated with hundreds of similar actions against issuers and underwriters in the U.S. District Court for the Southern District of New York in In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). On February 19, 2003, the court granted a motion to dismiss the Section 10(b) claim against Ticketmaster Entertainment, but denied the motion as to the Section 11 claim against Ticketmaster Entertainment. On October 13, 2004, the district court granted a motion for class certification in the six so-called class certification "focus" cases in the consolidated litigation. Ticketmaster Entertainment is not a party in any of these focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit reversed the trial court's decision. On August 14, 2007, plaintiffs filed amended complaints containing new class definitions in the six class certification focus cases. On November 13, 2007, the issuer defendants filed a motion to dismiss the amended complaints in the focus cases. On March 26, 2008, the district court granted this motion in part and denied it in part. Accordingly, this action remains pending against Ticketmaster Entertainment. The plaintiffs had filed a motion for class certification in the six class certification focus cases, however, on October 3, 2008, plaintiffs requested to withdraw that motion without prejudice. On October 10, 2008, the Court granted that request. On April 2, 2009, a proposed settlement among the parties in the consolidated litigation was filed with the Court, which, if finally approved by the Court, would result in the dismissal of the claims against the Company with prejudice. On June 9, 2009, the Court granted preliminary approval to the proposed settlement and scheduled a settlement fairness hearing for September 10, 2009.

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

  United States Consumer Class Action Litigation Relating to TicketsNow

        From February through June of 2009, eleven purported class action lawsuits asserting causes of action under various state consumer protection laws were filed against Ticketmaster Entertainment and TicketsNow in District Courts in California, New Jersey, Minnesota, Pennsylvania, and North Carolina. The lawsuits allege that Ticketmaster and TicketsNow unlawfully deceived consumers by, among other things, selling large quantities of tickets to TicketsNow's ticket brokers, either prior to or at the time that tickets for an event go on sale, thereby forcing consumers to purchase tickets at significantly marked-up prices on TicketsNow instead of Ticketmaster.com. Plaintiffs further claim that Ticketmaster Entertainment violated various state consumer protection laws by allegedly "redirecting" consumers from Ticketmaster.com to Ticketsnow.com, thereby engaging in false advertising and an unfair business practice by deceiving consumers into inadvertently purchasing tickets from TicketsNow for amounts greater than face value. Plaintiffs claim that Ticketmaster Entertainment has been unjustly enriched by this conduct and seek compensatory damages, a refund to every class member of the difference between face value and the amount paid to TicketsNow, an injunction preventing Ticketmaster Entertainment from engaging in further unfair business practices with TicketsNow, and attorney fees and costs. On July 20, 2009, all of the cases were consolidated and transferred to the Central District of California. A consolidated class action complaint must be filed no later than August 20, 2009. Ticketmaster Entertainment will have 30 days to respond.

  Litigation Relating to the Pending Merger with Live Nation

        Ticketmaster Entertainment and each of its directors have been named as defendants in two lawsuits filed in the Superior Court of California, Los Angeles County, challenging the Merger: McBride v. Ticketmaster Entertainment, Inc., No. BC407677, and Police and Fire Retirement System of the City of Detroit v. Ticketmaster Entertainment, Inc., No. BC408228. These actions were consolidated under the caption In re Ticketmaster Entertainment Shareholder Litigation, Lead Case No. BC407677, by a court order dated March 30, 2009. The plaintiffs filed an amended complaint in the consolidated action on July 2, 2009. The consolidated amended complaint generally alleges that Ticketmaster Entertainment and its directors breached their fiduciary duties by entering into the Merger Agreement without regard to the fairness of the Merger Agreement to the Ticketmaster Entertainment stockholders and by failing to obtain the best possible value for shares of Ticketmaster Entertainment common stock. The consolidated amended complaint also alleges that the amended proxy statement jointly filed on Form S-4/A by Live Nation and Ticketmaster Entertainment with the Securities and Exchange Commission on July 1, 2009, contains material omissions and misstatements. Live Nation and its financial advisors, Goldman Sachs and Deutsche Bank, and Ticketmaster Entertainment's financial advisor, Allen & Co., are also named as defendants in the consolidated action and are charged with aiding and abetting the Ticketmaster Entertainment directors' alleged breaches of fiduciary duty. Among other things, the consolidated amended complaint seeks an injunction barring the completion of the Merger until an adequate proxy statement is filed and Ticketmaster Entertainment and its directors have completed a process for selling Ticketmaster Entertainment or evaluating its strategic alternatives that produces the greatest possible consideration for shares of Ticketmaster Entertainment common stock, rescission of the Merger Agreement, compensatory damages, and attorneys' fees and expenses. Ticketmaster Entertainment believes the consolidated amended complaint is without merit and intends to defend the consolidated action vigorously.

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

        Actual results could differ materially from those contained in the forward-looking statements included in this report for a variety of reasons, including, among others, the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect Ticketmaster Entertainment's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of our management as of the date of this report. Ticketmaster Entertainment does not undertake to update these forward-looking statements.

Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008, and in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which could materially affect our business, financial condition or future results. The risks described in the foregoing reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.    Exhibits

Exhibit	Description
10.1	Amendment No. 1, dated as of May 12, 2009, to the Credit Agreement dated as of July 25, 2008, among Ticketmaster Entertainment, Inc. (f/k/a Ticketmaster), the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.5 of Live Nation, Inc.'s Registration Statement on Form S-4, filed June 15, 2005).
10.2
Second Supplemental Indenture, dated as of April 30, 2009, to the Indenture, dated as of July 28, 2008, among Ticketmaster, as Issuer, the Guarantors identified therein and The Bank of New York Mellon, as Trustee
10.3
Third Supplemental Indenture, dated as of July 23, 2009, to the Indenture, dated as of July 28, 2008, among Ticketmaster, as Issuer, the Guarantors identified therein and The Bank of New York Mellon, as Trustee
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

TICKETMASTER ENTERTAINMENT, INC. (Registrant)

Date: August 13, 2009	By:	/s/ BRIAN REGAN Brian Regan Executive Vice President and Chief Financial Officer