Form 10-Q/A
period 2009-03-31
TICKETMASTER ENTERTAINMENT, INC.
filed 2009-11-04
CIK 1006637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        The Registrant hereby amends and restates in its entirety Item 1, Consolidated Financial Statements, and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of Part I of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as described herein. On January 1, 2009, the Registrant adopted FASB Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Financial Statements—an amendment of Accounting Research Bulletin No. 51, effective January 1, 2009 ("SFAS No. 160"). The Registrant subsequently determined that, during its adoption of SFAS No. 160 on January 1, 2009, it incorrectly classified certain redeemable noncontrolling interests in permanent equity rather than temporary equity on its consolidated balance sheet as of March 31, 2009 and the related consolidated statement of temporary equity and equity.

        As a result of the correction of the retrospective application of the presentation and disclosure requirements of SFAS No. 160, the Registrant's consolidated balance sheet as of March 31, 2009 and the related consolidated statement of temporary equity and equity have been restated as set forth herein. This restatement resulted in the reclassification of $41.7 million of noncontrolling interests to redeemable noncontrolling interests and the accretion of $2.0 million in fair value attributable to certain redeemable noncontrolling interests as of March 31, 2009.

        Further, this Amendment is being filed to make certain changes to Items 1 and 2 pursuant to recent comment letters received from the Securities and Exchange Commission and includes additional disclosures in order to provide a more expansive and detailed presentation.

        This Amendment only reflects the changes discussed above. All other information included in the Original Form 10-Q (including without limitation any statements about our pending merger with Live Nation, Inc. or the matters discussed in the Legal Proceedings section) has not been amended by this Form 10-Q/A to reflect any information or events subsequent to the filing of the Original Form 10-Q.

 TICKETMASTER ENTERTAINMENT, INC.

FORM 10-Q/A

For the Quarterly Period Ended March 31, 2009

i

PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
Revenue	$372,815	$344,817
Interest on funds held for clients	1,001	4,164

Total revenue	373,816	348,981
Cost of sales (exclusive of depreciation shown separately below)	232,560	221,022

Gross profit	141,256	127,959
Selling and marketing expense	24,295	19,393
General and administrative expense	64,203	41,853
Amortization of intangibles	15,058	8,868
Depreciation	12,400	11,055

Operating income	25,300	46,790
Other (expense) income, net:
Interest income	641	3,290
Interest expense	(18,156)	(735)
Equity in income of unconsolidated affiliates	1,343	666
Other (expense) income	(191)	944

Total other (expense) income, net	(16,363)	4,165

Earnings before income taxes and noncontrolling interests	8,937	50,955
Income tax provision	(4,201)	(18,821)

Net income	4,736	32,134
Plus: Loss attributable to noncontrolling interests, net	2,513	573

Net income attributable to Ticketmaster Entertainment, Inc.	$7,249	$32,707

Net earnings per share available to common stockholders:
Basic	$0.13	$0.58
Diluted	$0.12	$0.58
Weighted average number of shares of common and common equivalent stock outstanding:
Basic	57,321	56,171
Diluted	59,219	56,171

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
	(as restated)
	(In thousands, except per share data)
ASSETS
Cash and cash equivalents	$624,033	$464,618
Marketable securities	—	1,495
Accounts receivable, client accounts	105,498	70,121
Accounts receivable, trade, net of allowance of $3,385 and $3,662, respectively	48,276	46,459
Deferred income taxes	14,055	14,038
Contract advances	49,938	44,927
Prepaid expenses and other current assets	37,800	37,758

Total current assets	879,600	679,416
Property and equipment, net	109,786	111,291
Goodwill	455,492	455,751
Intangible assets, net	314,924	330,061
Long-term investments	18,897	17,487
Other non-current assets	112,955	112,561

TOTAL ASSETS	$1,891,654	$1,706,567

LIABILITIES, TEMPORARY EQUITY AND EQUITY
LIABILITIES:
Accounts payable, client accounts	$505,752	$324,164
Accounts payable, trade	29,560	29,251
Accrued compensation and benefits	49,108	39,683
Deferred revenue	35,105	33,244
Income taxes payable	3,810	7,522
Other accrued expenses and current liabilities	68,752	82,435

Total current liabilities	692,087	516,299
Long-term debt	865,000	865,000
Income taxes payable	2,930	1,680
Other long-term liabilities	11,857	10,286
Deferred income taxes	64,335	67,300
Commitments and contingencies
TEMPORARY EQUITY:
Series A convertible redeemable preferred stock, $0.01 par value, 25,000 shares authorized, 1,750 non-vested shares issued and outstanding at March 31, 2009 and December 31, 2008	11,449	9,888
Redeemable noncontrolling interests	43,744	42,483
EQUITY:
Ticketmaster Entertainment, Inc. stockholders' equity:
Common stock, $0.01 par value, 300,000 shares authorized; 57,329 shares issued and outstanding at March 31, 2009 and 57,213 shares issued and outstanding at December 31, 2008	573	572
Additional paid-in capital	1,237,393	1,235,019
Accumulated deficit	(1,051,509)	(1,058,758)
Accumulated other comprehensive loss	(13,331)	(11,374)

Total Ticketmaster Entertainment, Inc. stockholders' equity	173,126	165,459

Noncontrolling interests	27,126	28,172

Total equity	200,252	193,631

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$1,891,654	$1,706,567

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF TEMPORARY EQUITY AND EQUITY
(Unaudited)

	Temporary Equity			Ticketmaster Entertainment, Inc. Stockholders' Equity
	Redeemable Preferred Stock $0.01 Par Value			Common Stock $0.01 Par Value
								Accumulated Other Comprehensive Income
			Redeemable Noncontrolling Interests			Additional Paid-in Capital	Retained Deficit		Noncontrolling Interests	Total Equity
	Amount	Shares		Amount	Shares
	(In thousands)
Balance as of December 31, 2008	$9,888	1,750	$42,483	$572	57,213	$1,235,019	$(1,058,758)	$(11,374)	$28,172	$193,631
Comprehensive income:
Net income (loss) (as restated)	—	—	(1,467)	—	—	—	7,249	—	(1,046)	6,203
Foreign currency translation	—	—	(21)	—	—	—	—	(1,957)	—	(1,957)

Comprehensive (loss) income (as restated)			(1,488)						(1,046)	4,246
Issuance of common stock	—	—	—	1	116	762	—	—	—	763
Stock-based compensation (as restated)	1,561	—	1,108	—	—	3,602	—	—	—	3,602
Fair value of redeemable noncontrolling interests adjustment (as restated)	—	—	1,990	—	—	(1,990)	—	—	—	(1,990)
Distributions to noncontrolling interests (as restated)	—	—	(349)	—	—	—	—	—	—	—

Balance as of March 31, 2009 (as restated)	$11,449	1,750	$43,744	$573	57,329	$1,237,393	$(1,051,509)	$(13,331)	$27,126	$200,252

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$4,736	$32,134
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	15,058	8,868
Depreciation	12,400	11,055
Amortization of debt issuance costs	1,114	—
Provision for doubtful accounts	433	580
Stock-based compensation expense	6,271	4,765
Deferred income taxes	(2,998)	1,111
Equity in income of unconsolidated affiliates, net of dividends	(1,343)	(666)
Excess tax benefits from stock-based awards	—	(28)
Changes in current assets and liabilities, excluding acquisition effects:
Accounts receivable	(2,410)	6,542
Prepaid expenses and other current assets	(6,890)	(18,692)
Accounts payable and other current liabilities	(777)	4,964
Income taxes payable	(2,512)	(3,227)
Deferred revenue	2,114	(581)
Funds collected on behalf of clients, net	147,995	18,958
Other, net	(54)	52

Net cash provided by operating activities	173,137	65,835

Cash flows from investing activities:
Transfers to IAC	—	(135,481)
Cash paid for acquisitions, net of cash acquired	(36)	(394,999)
Purchases of property and equipment	(10,913)	(9,487)
Proceeds from sales and maturities of marketable securities	1,497	—
Cash paid for long-term investments	(67)	(158)

Net cash used in investing activities	(9,519)	(540,125)

Cash flows from financing activities:
Capital contributions from IAC	—	394,999
Principal payments on long-term obligations	(577)	(345)
Distributions to noncontrolling interests	(349)	—
Excess tax benefits from equity awards	—	28

Net cash (used in) provided by financing activities	(926)	394,682

Effect of exchange rate changes on cash and cash equivalents	(3,277)	12,943

Net increase (decrease) in cash and cash equivalents	159,415	(66,665)
Cash and cash equivalents at beginning of period	464,618	568,417

Cash and cash equivalents at end of period	$624,033	$501,752

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

        On August 20, 2008, IAC distributed to its stockholders all of the outstanding shares of common stock, par value $0.01 per share, of Ticketmaster Entertainment (the "spin-off"). Ticketmaster Entertainment's businesses include the businesses that formerly comprised IAC's Ticketmaster segment (which, at the time of spin-off, included IAC's domestic and international ticketing and ticketing related businesses, subsidiaries and investments, and excluded Ticketmaster Entertainment's Reserve America subsidiary and its investment in Active.com). At the time of spin-off, Ticketmaster Entertainment also included IAC's minority investment in Front Line. On October 29, 2008, the Company acquired additional equity interests in Front Line, giving Ticketmaster Entertainment a controlling interest in Front Line.

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

as the surviving entity and an indirect, wholly-owned subsidiary of Live Nation and Live Nation continuing as the public parent of the combined companies (the "Merger"). Pursuant to the terms of the merger agreement, the aggregate number of shares of Live Nation common stock that the holders of securities representing 100% of the voting power of the Company's equity interests issued and outstanding immediately prior to the consummation of the Merger are entitled to receive in the Merger will represent 50.01% of the total voting power of the Live Nation equity interests issued and outstanding immediately following the consummation of the Merger. The Merger requires, among other customary closing conditions, approval by a majority of the outstanding shares of the Company's common stock and Series A Preferred Stock, voting together as a single class, approval by a majority of the shares of Live Nation's common stock, represented in person or by proxy, domestic and foreign regulatory approvals, and receipt of the necessary consent of lenders party to the Company's credit facility to allow the facility to remain in effect after the consummation of the Merger with no default or event of default there under resulting from the Merger. Liberty Media Corporation, which beneficially owns approximately 29% of the Company's outstanding common stock, has agreed to vote in favor of the proposed transaction, subject to the terms of a voting agreement.

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

Reclassifications

        Certain amounts in the prior year's financial statements and notes have been reclassified to conform to the current-year presentation, including redeemable noncontrolling interests in accordance with the disclosure requirements of SFAS No. 160, Noncontrolling Interests in Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("SFAS No. 160") and FASB EITF Topic No. D-98, Classification and Measurement of Redeemable Securities ("EITF D-98").

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities

        In December 2008, the Financial Accounting Standards Board (the "FASB") issued FASB Staff Position ("FSP") FAS No.140-4 and FASB Interpretation No. 46(R)-8, Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS No. 140-4" and "FIN 46(R)-8"). FSP FAS No. 140-4 and FIN 46(R)-8 require additional disclosures about an entity's involvement with variable interest entities and transfers of financial assets. Ticketmaster Entertainment adopted FSP FAS No. 140-4 and FIN 46(R)-8 on January 1, 2009, and the standard did not have a material impact on the Company's consolidated financial statements.

Equity Method Investment Accounting Considerations

        In November 2008, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on Issue No. 08-6, Equity Method Investment Accounting Considerations ("EITF 08-6") which addresses certain effects of Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), Business Combinations ("SFAS No. 141R") and SFAS No. 160 on an entity's accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor's ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. Ticketmaster Entertainment adopted EITF 08-6 on January 1, 2009 and the standard did not have a material impact on the Company's consolidated financial statements.

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

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF ACCOUNTING STANDARDS (Continued)

Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP No. FAS 142-3"). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intagible Assets. Ticketmaster Entertainment adopted FSP No. FAS 142-3 on January 1, 2009 on a prospective basis, and the standard did not have a material impact on the Company's consolidated financial statements.

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

Noncontrolling Interests in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160, which changes the accounting and reporting for minority interests. Noncontrolling (minority) interests will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is applied prospectively, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. Ticketmaster Entertainment adopted SFAS No. 160 on January 1, 2009. As a result of the adoption, we have reclassified certain noncontrolling interests from liabilities to a component of equity. In accordance with EITF D-98, securities that are redeemable at the option of the holder and not solely within the control of the issuer, must be classified outside of equity. Since the noncontrolling interests held by third parties in certain consolidated subsidiaries are exercisable outside the control of the Company, these interests are classified as temporary equity in the accompanying consolidated balance sheets.

        Ticketmaster Entertainment determined that, during its adoption of SFAS No. 160 on January 1, 2009, it incorrectly classified certain noncontrolling interests in liabilities and permanent equity rather than temporary equity on its consolidated balance sheets as of March 31, 2009 and December 31, 2008 and the related consolidated statements of temporary equity and equity. As a result of the correction of the retrospective application of the presentation and disclosure requirements of SFAS No. 160, Ticketmaster Entertainment's unaudited consolidated balance sheet as of March 31, 2009, audited consolidated balance sheet as of December 31, 2008 and the consolidated statement of temporary

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF ACCOUNTING STANDARDS (Continued)

equity and equity for the three months ended March 31, 2009 have been restated. This restatement resulted in the reclassification of $41.7 million and $41.8 million to redeemable noncontrolling interests and the accretion of $2.0 million and $0.7 million in fair value attributable to certain redeemable noncontrolling interests as of March 31, 2009 and December 31, 2008, respectively.

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

(a)
Our primary operating metric for evaluating segment performance is Adjusted Earnings before Interest, Income Taxes, Depreciation and Amortization ("Adjusted EBITDA"), which is defined as Operating income excluding, if applicable: (1) depreciation expense, (2) non-cash compensation expense, (3) amortization and impairment of intangibles, (4) goodwill or other impairments, (5) pro forma adjustments for significant acquisitions, fair value adjustments to contingent consideration and compensation expense associated with significant transactions or the Merger and (6) one-time items. Ticketmaster Entertainment believes this measure is useful to investors because

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SEGMENT INFORMATION (Continued)

  it represents its consolidated operating results excluding the effects of non-cash expenses. The Adjusted EBITDA metric was referred to as Adjusted Operating Income in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. Adjusted EBITDA has certain limitations in that it does not take into account the impact to Ticketmaster Entertainment's statement of operations of certain expenses, including acquisition-related accounting. Ticketmaster Entertainment endeavors to compensate for the limitations of the supplemental measure presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the supplemental measure.

        The Ticketing segment's largest client through 2008, Live Nation (including its subsidiary House of Blues), represented approximately 6% and 15% of Ticketmaster Entertainment's consolidated revenue for the three months ended March 31, 2009 and 2008, respectively.

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

NOTE 5—LONG TERM DEBT

        The balance of long-term debt is as follows (in thousands):

	March 31, 2009	December 31, 2008
10.75% Senior Notes, due July 28, 2016	$300,000	$300,000
2008 Term Loan A, due July 25, 2013	100,000	100,000
2008 Term Loan B, due July 25, 2014	350,000	350,000
2008 Revolver, due July 25, 2013	115,000	115,000

Total	$865,000	$865,000

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

        As of March 31, 2009, the Company's long-term debt has scheduled principal repayments for each of the next five years and thereafter as follows (in thousands):

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

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—EARNINGS PER SHARE (Continued)

        The following table presents our basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except for per share data)
Net income attributable to Ticketmaster Entertainment, Inc.:	$7,249	$32,707
Net earnings per share available to common stockholders:
Basic	$0.13	$0.58
Diluted	$0.12	$0.58
Weighted average of number of shares outstanding:
Basic	57,321	56,171
Diluted effect of:
Options to purchase common stock, restricted stock units and redeemable preferred stock	1,898	—

Diluted	59,219	56,171

        Weighted average common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options, vesting of restricted stock units ("RSUs") and conversion of the Company's Series A Convertible Preferred Stock if the effect is dilutive.

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

        On October 29, 2008, Ticketmaster Entertainment acquired additional interests in Front Line from certain stockholders of Front Line for an aggregate purchase price of $123.0 million. On this same date, the Company also acquired equity interests in Front Line in a transaction that, for accounting purposes, was treated as an exchange by a trust controlled by Mr. Azoff of certain Front Line equity awards for certain Ticketmaster Entertainment equity awards. The Company acquired additional ownership interests of 42.9%, in the aggregate, resulting in a controlling interest in Front Line of 82.3% (approximately 75% on a diluted basis). Ticketmaster Entertainment's 39.4% ownership interest in Front Line prior to the acquisition was accounted for under the equity method of accounting. Income related to the investment in Front Line, which totaled $0.2 million in the three months ended March 31, 2008, is included in equity in income of unconsolidated affiliates in the Consolidated Statements of Operations. The results of Front Line were consolidated with Ticketmaster Entertainment effective October 29, 2008.

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

        On August 20, 2008, IAC distributed to its stockholders all of the outstanding shares of common stock, par value $0.01 per share, of Ticketmaster Entertainment. Our businesses include the businesses that formerly comprised IAC's Ticketmaster segment, which consists of its domestic and international ticketing and ticketing related businesses, subsidiaries and investments, excluding its ReserveAmerica subsidiary and its investment in Active.com. At the time of spin-off, Ticketmaster Entertainment includes IAC's minority investment in Front Line. On October 29, 2008, the Company acquired an additional equity interest in Front Line, giving Ticketmaster Entertainment a controlling interest in Front Line. As a result, the Company consolidated the results of Front Line from the acquisition date.

Pending Merger with Live Nation

        On February 10, 2009, the Company signed a definitive agreement to merge with Live Nation in a stock transaction pursuant to which the Company will merge with and into an indirect, wholly-owned subsidiary of Live Nation ("Merger Sub"), with Merger Sub continuing as the surviving entity and as an indirect, wholly-owned subsidiary of Live Nation and Live Nation continuing as the public parent of the combined companies. Pursuant to the terms of the merger agreement, the aggregate number of shares of Live Nation common stock that the holders of securities representing 100% of the voting power of the Company's capital stock issued and outstanding immediately prior to the consummation of the

Merger are entitled to receive in the Merger represents 50.01% of the total voting power of the Live Nation capital stock issued and outstanding immediately following the consummation of the Merger. The transaction requires, among other customary closing conditions, approval by a majority of the outstanding shares of the Company's common stock and Series A Preferred Stock, voting together as a single class, approval by a majority of the shares of Live Nation's common stock, represented in person or by proxy, domestic and foreign regulatory approvals, and receipt of the necessary consent of lenders party to the Company's credit facility to allow the facility to remain in effect after the consummation of the Merger with no default or event of default thereunder resulting from the Merger. Liberty Media Corporation, which beneficially owns approximately 29% of the Company's common stock, has agreed to vote in favor of the proposed transaction, subject to the terms of a voting agreement.

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

Basis of Presentation

        These interim unaudited consolidated financial statements of Ticketmaster Entertainment discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations present our results of operations, financial position, redeemable preferred stock and equity, comprehensive income and cash flows, on a combined basis through the spin-off on August 20, 2008, and on a consolidated basis thereafter. Our pre spin-off financial statements were prepared on a combined basis rather than a consolidated basis because they excluded Ticketmaster Entertainment's former Reserve America subsidiary and its investment in Active.com, which were transferred to IAC, and included the investment in Front Line that was not owned prior to the spin-off by legal entities that comprise Ticketmaster Entertainment businesses.

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

Consolidated

        Revenue in 2009 increased $24.8 million, or 7%, from 2008 primarily due to contributions from The V.I.P. Tour Company ("TicketsNow") and Front Line, acquired in February 2008 and October 2008, respectively. These increases were partially offset by lower ticketing revenue attributable to our largest client, Live Nation (including its subsidiary, House of Blues) following the expiration on December 31, 2008 of the principal contract for primary ticketing services to Live Nation. On a world-wide basis, there was an 8% decrease in the number of primary tickets sold and a 1% decrease in average revenue per ticket. Excluding the impact of Live Nation, there was a 1% decrease in the number of primary tickets sold and a 3% increase in the average revenue per ticket.

        Domestic revenue increased 14% primarily due to the acquisitions mentioned above. Excluding acquisitions, domestic revenue decreased 8%, due largely to the loss of a significant portion of Live Nation ticketing volumes following the expiration on December 31, 2008 of the principal contract for primary ticketing services to Live Nation. There was a 9% decrease in the number tickets sold, partially offset by a 1% increase in average revenue per ticket. Ticketing volumes were lower across all major categories, with the largest impact experienced in the Concerts category due to the expiration of the principal agreement for primary ticketing with Live Nation. International revenue decreased by 8% primarily due to a 5% decrease in the number of tickets sold along with a 6% decrease in average revenue per ticket. Ticketing volumes were lower across all categories, with the largest impact experienced in the Sports and Arts categories. The decline in the average revenue per ticket is due largely to the volatility of foreign exchange rates. The decrease in the average revenue per ticket primarily resulted from sales activity in Australia, the Netherlands and Canada, partially offset by higher revenues in the United Kingdom and China. Excluding the impact of foreign exchange rates, international revenue increased by 13% compared to the same-prior year period.

        Ticketmaster Entertainment's largest client through 2008, Live Nation (including its subsidiary House of Blues), represented approximately 6% and 15% of its consolidated revenue for the three months ended March 31, 2009 and 2008, respectively.

        For the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

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

Cost of Sales

        For the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
Cost of sales:
Ticketing	$214,793	$221,022	(3)%
Artist Services	17,767	—	NM

Total cost of sales	$232,560	$221,022	5%

As a percentage of total revenue	62%	63%	(112) bp
Gross margins	38%	37%	112 bp

bp
= basis points

NM
= not meaningful

  Consolidated

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

        Cost of sales in 2009 increased $11.5 million from 2008, primarily due to increases of $17.8 million of merchandise inventory and related shipping costs related to Front Line not in the same prior-year period, $2.7 million in other variable costs for commissions paid to search engine partners and express delivery costs, and $0.9 million in credit card processing fees. These increases were partially offset by decreases of $5.4 million in ticketing royalties and $5.3 million compensation and other employee-related costs associated, due in part, to a reduction in headcount. The decrease in ticketing royalties was primarily due to lower convenience and processing revenues.

Ticketing

        Ticketing cost of sales decreased $6.2 million from 2008, primarily due to decreases of $5.4 million in ticketing royalties and $5.3 million in compensation and other employee-related costs, due in part, to headcount reductions. These decreases were partially offset by increases of $2.7 million in other variable costs for commissions paid to search engine partners and express delivery costs, and $0.9 million in credit card processing fees.

Artist Services

        On October 29, 2008, Ticketmaster Entertainment acquired additional equity interests in Front Line, giving Ticketmaster Entertainment a controlling interest in the business. Ticketmaster Entertainment has consolidated the results of Front Line since the acquisition date and has entered into the artist services business by virtue of the acquisition. In the three months ended March 31, 2009, Front Line recorded cost of sales of $17.8 million. Of the total cost of sales in the first quarter of 2009, Front Line incurred $13.4 million of merchandise-related costs. The remaining $4.4 million is primarily due to costs related to fulfillment of VIP ticketing packages sold to customers.

Selling and marketing expense

        For the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
Selling and marketing expense:
Ticketing	$24,295	$19,393	25%
Artist Services	—	—	NM

Total selling and marketing expense	$24,295	$19,393	25%

As a percentage of total revenue	7%	6%	94 bp

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

General and administrative expense

        For the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
General and administrative expense:
Ticketing	$21,093	$22,844	(8)%
Artist Services	15,840	—	NM
Corporate and unallocated	27,270	19,009	43%

Total general and administrative expense	$64,203	$41,853	53%

As a percentage of total revenue	17%	12%	518 bp

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

Depreciation

        For the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
Depreciation:
Ticketing	$11,507	$10,360	11%
Artist Services	135	—	NM
Corporate and unallocated	758	695	9%

Total depreciation	$12,400	$11,055	12%

As a percentage of total revenue	3%	3%	15 bp

        Depreciation in 2009 increased $1.3 million from 2008 primarily due to the incremental depreciation associated with the impact of acquisitions not in the prior year period.

Adjusted EBITDA

        Adjusted EBITDA is a supplemental measure and is defined in "—Ticketmaster Entertainment's Principles of Financial Reporting," below.

        For the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

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

Operating income

        For the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

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

Other (expense) income, net

        For the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
Other (expense) income, net:
Interest income	$641	$3,290	(81)%
Interest expense	(18,156)	(735)	NM
Equity in income of unconsolidated affiliates	1,343	666	102%
Other (expense) income	(191)	944	NM

Interest income

        Interest income in 2009 decreased $2.6 million from 2008, primarily due to the extinguishment of intercompany receivables from IAC upon the consummation of the spin-off and lower average interest rates.

Interest expense

        Interest expense in 2009 increased $17.4 million from 2008, primarily due to interest expense and amortization of debt issuance costs of $17.7 million related to the issuance of the $300.0 million aggregate principal amount of Senior Notes with a fixed rate of 10.75% (the "Notes") and the indebtedness under our senior secured credit facilities.

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

TICKETMASTER ENTERTAINMENT'S PRINCIPLES OF FINANCIAL REPORTING

        Ticketmaster Entertainment reports Adjusted Earnings before Interest, Income Taxes, Depreciation and Amortization ("Adjusted EBITDA") as a supplemental measure to GAAP. This measure is one of the primary metrics by which Ticketmaster Entertainment evaluates the performance of its segments and businesses, on which its internal budgets are based and by which management is compensated. Ticketmaster Entertainment believes that investors should have access to the same set of tools that it uses in analyzing its results. This supplemental measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Ticketmaster Entertainment provides and encourages investors to examine the reconciling adjustments between the GAAP measure and supplemental measure which are discussed below.

Definition of Ticketmaster Entertainment's Supplemental Measure

        Adjusted EBITDA is defined as operating income excluding, if applicable: (1) depreciation expense (2) non-cash compensation expense (3) amortization and impairment of intangibles, (4) goodwill and other impairments, (5) pro forma adjustments for significant acquisitions, fair value adjustments to contingent consideration and executive compensation expense associated with significant transactions or the Merger with Live Nation and (6) one-time items. Ticketmaster Entertainment believes this measure is useful to investors because it represents the operating results from Ticketmaster Entertainment businesses excluding the effects of non-cash expenses. The Adjusted EBITDA metric was named Adjusted Operating Income in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. Adjusted EBITDA has certain limitations in that it does not take into account the impact to Ticketmaster Entertainment's statement of operations of certain expenses, including acquisition-related accounting. Ticketmaster Entertainment endeavors to compensate for the limitations of the supplemental measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the supplemental measure.

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

        Actual results could differ materially from those contained in the forward- looking statements included in this report for a variety of reasons, including, among others, the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect Ticketmaster Entertainment's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of our management as of the date of this report. Ticketmaster does not undertake to update these forward-looking statements.

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

TICKETMASTER ENTERTAINMENT, INC. (Registrant)

Date: November 4, 2009	By:	/s/ BRIAN REGAN Brian Regan Executive Vice President and Chief Financial Officer