Form 10-Q/A
period 2009-06-30
TICKETMASTER ENTERTAINMENT, INC.
filed 2009-11-04
CIK 1006637

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

EXPLANATORY NOTE

        The Registrant hereby amends and restates in its entirety Item 1, Consolidated Financial Statements, and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of Part I of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as described herein. On January 1, 2009, the Registrant adopted FASB Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Financial Statements—an amendment of Accounting Research Bulletin No. 51, effective January 1, 2009 ("SFAS No. 160"). The Registrant subsequently determined that, during its adoption of SFAS No. 160 on January 1, 2009, it incorrectly classified certain redeemable noncontrolling interests in permanent equity rather than temporary equity on its consolidated balance sheet as of June 30, 2009 and the related consolidated statement of temporary equity and equity.

        As a result of the correction of the retrospective application of the presentation and disclosure requirements of SFAS No. 160, the Registrant's consolidated balance sheet as of June 30, 2009 and the related consolidated statement of temporary equity and equity have been restated as set forth herein. This restatement resulted in the reclassification of $36.8 million of noncontrolling interests to redeemable noncontrolling interests and the accretion of $8.1 million in fair value attributable to certain redeemable noncontrolling interests as of June 30, 2009.

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
	(Unaudited)
	(as restated)
	(In thousands, except per share data)
ASSETS
Cash and cash equivalents	$616,072	$464,618
Marketable securities	—	1,495
Accounts receivable, client accounts	75,070	70,121
Accounts receivable, trade, net of allowance of $6,061 and $3,662, respectively	45,839	46,459
Deferred income taxes	14,167	14,038
Contract advances	49,471	44,927
Prepaid expenses and other current assets	39,991	37,758

Total current assets	840,610	679,416
Property and equipment, net	110,414	111,291
Goodwill	469,053	455,751
Intangible assets, net	318,295	330,061
Long-term investments	16,652	17,487
Other non-current assets	111,621	112,561

TOTAL ASSETS	$1,866,645	$1,706,567

LIABILITIES, TEMPORARY EQUITY AND EQUITY
LIABILITIES:
Accounts payable, client accounts	$448,581	$324,164
Accounts payable, trade	31,640	29,251
Accrued compensation and benefits	42,473	39,683
Deferred revenue	33,960	33,244
Income taxes payable	6,978	7,522
Other accrued expenses and current liabilities	87,385	82,435

Total current liabilities	651,017	516,299
Long-term debt	865,000	865,000
Income taxes payable	4,316	1,680
Other long-term liabilities	16,851	10,286
Deferred income taxes	56,653	67,300
Commitments and contingencies
TEMPORARY EQUITY:
Series A convertible redeemable preferred stock, $0.01 par value, 25,000 shares authorized, 1,750 non-vested shares issued and outstanding at June 30, 2009 and December 31, 2008	13,009	9,888
Redeemable noncontrolling interests	45,736	42,483
EQUITY:
Ticketmaster Entertainment, Inc. stockholders' equity:
Common stock, $0.01 par value, 300,000 shares authorized; 57,357 shares issued and outstanding at June 30, 2009 and 57,213 shares issued and outstanding at December 31, 2008	574	572
Additional paid-in capital	1,232,779	1,235,019
Accumulated deficit	(1,044,632)	(1,058,758)
Accumulated other comprehensive income (loss)	327	(11,374)

Total Ticketmaster Entertainment, Inc. stockholders' equity	189,048	165,459

Noncontrolling interests	25,015	28,172

Total equity	214,063	193,631

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$1,866,645	$1,706,567

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF TEMPORARY EQUITY AND EQUITY
(Unaudited)

	Temporary Equity			Ticketmaster Entertainment, Inc. Stockholders' Equity
	Redeemable Preferred Stock $0.01 Par Value			Common Stock $0.01 Par Value
								Accumulated Other Comprehensive Income
			Redeemable Noncontrolling Interests			Additional Paid-in Capital	Retained Deficit		Noncontrolling Interests	Total Equity
	Amount	Shares		Amount	Shares
	(In thousands)
Balance as of December 31, 2008	$9,888	1,750	$42,483	$572	57,213	$1,235,019	$(1,058,758)	$(11,374)	$28,172	$193,631
Comprehensive income:
Net income (loss) (as restated)	—	—	(4,192)	—	—	—	14,126	—	(2,113)	12,013
Foreign currency translation	—	—	—	—	—	—	—	11,701	—	11,701

Comprehensive (loss) income (as restated)			(4,192)						(2,113)	23,714
Issuance of common stock	—	—	—	2	144	761	—	—	—	763
Stock-based compensation	3,121	—	2,217	—	—	7,264	—	—	—	7,264
Repurchase of outstanding options	—	—	—	—	—	(356)	—	—	—	(356)
Fair value of redeemable noncontrolling interests adjustment (as restated)	—	—	9,909	—	—	(9,909)	—	—	—	(9,909)
Distributions to noncontrolling interests (as restated)	—	—	(4,681)	—	—	—	—	—	(1,044)	(1,044)

Balance as of June 30, 2009 (as restated)	$13,009	1,750	$45,736	$574	57,357	$1,232,779	$(1,044,632)	$327	$25,015	$214,063

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$7,821	$54,264
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	35,915	20,403
Depreciation	26,479	22,883
Amortization of debt issuance costs	2,229	—
Provision for doubtful accounts	1,970	3,882
Stock-based compensation expense	12,602	11,393
Deferred income taxes	(10,807)	(2,703)
Equity in income of unconsolidated affiliates, net of dividends	2,069	4,290
Excess tax benefits from stock-based awards	—	(53)
Changes in current assets and liabilities, excluding acquisition effects:
Accounts receivable	(165)	(5,282)
Prepaid expenses and other current assets	(3,963)	(12,020)
Accounts payable and other current liabilities	2,883	(31,242)
Income taxes payable	2,277	(5,389)
Deferred revenue	287	5,652
Funds collected on behalf of clients, net	104,174	42,530
Other, net	(78)	106

Net cash provided by operating activities	183,693	108,714

Cash flows from investing activities:
Transfers to IAC	—	(141,914)
Cash paid for acquisitions, net of cash acquired	(24,636)	(393,545)
Purchases of property and equipment	(23,804)	(23,240)
Purchase of marketable securities	—	(4,176)
Proceeds from sales and maturities of marketable securities	1,497	—
Cash paid for long-term investments	(134)	(257)

Net cash used in investing activities	(47,077)	(563,132)

Cash flows from financing activities:
Capital contributions from IAC	—	393,545
Principal payments on long-term obligations	(1,140)	(929)
Distributions to noncontrolling interests	(5,725)	—
Excess tax benefits from equity awards	—	53
Other, net	(355)	—

Net cash (used in) provided by financing activities	(7,220)	392,669

Effect of exchange rate changes on cash and cash equivalents	22,058	14,127

Net increase (decrease) in cash and cash equivalents	151,454	(47,622)
Cash and cash equivalents at beginning of period	464,618	568,417

Cash and cash equivalents at end of period	$616,072	$520,795

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

        We have evaluated all subsequent events through August 13, 2009, the date the financial statements were issued and have updated our evaluation of subsequent events through September 15, 2009.

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

        Ticketmaster Entertainment determined that, during its adoption of SFAS No. 160 on January 1, 2009, it incorrectly classified certain noncontrolling interests in permanent equity rather than temporary equity on its consolidated balance sheets as of June 30, 2009 and December 31, 2008 and the related consolidated statements of temporary equity and equity. As a result of the correction of the

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF ACCOUNTING STANDARDS (Continued)

retrospective application of the presentation and disclosure requirements of SFAS No. 160, Ticketmaster Entertainment's unaudited consolidated balance sheet as of June 30, 2009, audited consolidated balance sheet as of December 31, 2008 and the consolidated statement of temporary equity and equity for the six months ended June 30, 2009 have been restated. This restatement resulted in the reclassification of $36.8 million and $41.8 million to redeemable noncontrolling interests and the accretion of $8.1 million and $0.7 million in fair value attributable to certain redeemable noncontrolling interests as of June 30, 2009 and December 31, 2008, respectively.

Business Combinations

        In December 2007, the FASB issued SFAS No. 141R, which replaces SFAS No. 141. SFAS No. 141R establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. SFAS No. 141R requires (i) recognition of 100% of the fair values of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be fair valued at the acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at the acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post combination costs. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and early adoption was prohibited. SFAS No. 141R requires prospective application for all acquisitions after the adoption date. The Company expects SFAS No. 141R to have an impact on how acquisitions are reflected in the consolidated financial statements when effective, but the timing, nature and magnitude of the specific effects will depend on the nature, terms and size of any acquisitions that the Company consummates after the effective date. As of December 31, 2008, approximately $0.6 million of transaction costs related to deals not consummated were capitalized and included in prepaid expenses and other current assets. These costs were expensed during the first quarter of 2009.

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

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

        Effective July 1, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("SFAS No. 168"). Under SFAS No. 168, the historical GAAP hierarchy was eliminated and the Accounting Standards Codification became the single official source of authoritative, non-governmental GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since SFAS No. 168 does not change GAAP, the Company has determined that the adoption of SFAS No. 168 will not have an impact on the Company's financial statements.

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

        The Ticketing segment's largest client through 2008, Live Nation (including its subsidiary, House of Blues), represented approximately 8% and 18% of Ticketmaster Entertainment's consolidated revenue for the three months ended June 30, 2009 and 2008 respectively. Live Nation, represented approximately 7% and 17% of the Company's consolidated revenue for the six months ended June 30, 2009 and 2008 respectively.

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

NOTE 7—STOCK-BASED COMPENSATION (Continued)

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

        On April 29, 2009, the Company granted an aggregate of 2,235,000 options with an exercise price of $5.33 per share and an estimated average grant date fair value of approximately $2.31 per share. The fair value of options granted in 2009 was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used an expected volatility rate of 43.28%, dividend yield of 0%, expected term of 6.25 years and a risk-free interest rate of 1.23%. Volatility is based on the historical volatility of stocks of similar companies since the Company does not have sufficient trading history to reasonably predict its own volatility. The risk-free rate is based on U.S. Treasury yields for notes with comparable terms as the awards in effect at the grant date. As the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited period of time its equity shares have been publicly traded, the Company used the simplified method for estimating the expected life within the valuation model, which is the period of time that options granted are expected to be outstanding. The options vest ratably over four years and have ten year terms. We have recorded $0.3 million of stock-based compensation cost during the three months ended June 30, 2009 related to these option grants.

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

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

        The provisions of SFAS No. 157 related to nonfinancial assets and liabilities became effective for the Company on January 1, 2009 in accordance with FSP FAS 157-2, Effective Date of FASB Statement No. 157, and are applied prospectively. The application of SFAS No 157-2 did not have a material impact on the Company's consolidated financial statements.

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

        The Company estimated the fair value of its long-term debt by using market prices or third-party quotes.

        The table below summarizes the fair value estimates, at June 30, 2009 (in thousands):

	Carrying Amount	Estimated Fair Value (Level 2)
Long-term debt	$865,000	$792,700

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

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—INTANGIBLE AMORTIZATION

        As a result of a change in business conditions and decreased operating results of certain international operations in the first six months of 2009, the Company evaluated the remaining useful life of certain international ticket agreement intangible assets in accordance with SFAS No. 142. The Company determined that the circumstances warranted a revision to the remaining period of amortization. The Company determined that the intangible assets did not have a useful life beyond the second quarter of 2009, and as such, the Company accelerated the amortization of these assets in order to fully amortize the assets by the end of the second quarter of 2009. The Company recorded additional amortization expense related to the ticketing agreement intangible assets of $5.1 million in the second quarter of 2009, which is reflected in the Ticketing segment of its business.

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

Cost of Sales

        For the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Cost of sales:
Ticketing	$204,379	$248,549	(18)%	$419,172	$469,571	(11)%
Artist Services	16,428	—	NM	34,195	—	NM

Total cost of sales	$220,807	$248,549	(11)%	$453,367	$469,571	(3)%

As a percentage of total revenue	62%	65%	(281)bp	62%	64%	(200)bp
Gross margins	38%	35%	281 bp	38%	36%	200 bp

  Consolidated

        Cost of sales consists primarily of ticketing royalties, as well as compensation and other employee-related costs (including stock-based compensation) for personnel engaged in call center functions and credit card processing fees. Ticketing royalties relate to Ticketmaster Entertainment's client's share of convenience and order processing charges. In Ticketmaster Entertainment's Artist Services segment, merchandise inventory, related shipping costs and costs associated with VIP ticket packages are recorded as cost of sales. Cost of sales for the three and six months ended June 30, 2009 decreased $27.7 million and $16.2 million, respectively, from the prior-year, primarily due to decreases in ticketing royalties, compensation and other employee-related costs, and lower credit card processing fees. These decreases were partially offset by costs of sales associated with Front Line, which Ticketmaster Entertainment has now consolidated.

  Ticketing

        Ticketing cost of sales for the quarter ended June 30, 2009 decreased $44.2 million from the prior-year quarter, primarily due to decreases of $15.4 million in ticketing royalties, $10.6 million in compensation and other employee-related costs and $4.4 million in credit card processing fees. The decrease in ticketing royalties and credit card processing fees was primarily due to lower convenience and processing revenues. The decrease in compensation and other employee-related costs was due in part to a reduction in headcount.

        Ticketing cost of sales for the six months ended June 30, 2009 decreased $50.4 million from 2008, primarily due to decreases of $20.8 million in ticketing royalties, $15.9 million in compensation and other employee-related costs and $3.4 million in credit card processing fees. The decrease in ticketing royalties and credit card processing fees was primarily due to lower convenience and processing revenues. The decrease in compensation and other employee-related costs was due in part to a reduction in headcount.

  Artist Services

        On October 29, 2008, Ticketmaster Entertainment acquired additional equity interests in Front Line, giving Ticketmaster Entertainment a controlling interest in the business. Ticketmaster Entertainment has consolidated the results of Front Line since the acquisition date and has entered into the artist services business by virtue of the acquisition. In the three and six months ended June 30, 2009, Front Line incurred $16.4 million and $34.2 million of expense, respectively, due to sales of merchandise inventory and related shipping costs.

  Selling and marketing expense

        For the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Selling and marketing expense:
Ticketing	$19,590	$24,636	(20)%	$43,885	$44,029	NM
Artist Services	—	—	NM	—	—	NM

Total selling and marketing expense	$19,590	$24,636	(20)%	$43,885	$44,029	NM

As a percentage of total revenue	6%	6%	(93)bp	6%	6%	NM

        Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in customer service and sales functions. Advertising and promotional expenditures primarily include online marketing, including fees paid to search engine and distribution partners, as well as offline marketing, including sports sponsorship marketing and radio spending. sports sponsorship agreements are intended to promote Ticketmaster Entertainment's ticket resale services. Selling and marketing expense are incurred only for the ticketing segment and do not impact the artist services segment.

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

  General and administrative expense

        For the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
General and administrative expense:
Ticketing	$25,142	$28,055	(10)%	$46,235	$50,899	(9)%
Artist Services	16,647	—	NM	32,487	—	NM
Corporate and unallocated	22,912	17,589	30%	50,182	36,598	37%

Total general and administrative expense	$64,701	$45,644	42%	$128,904	$87,497	47%

As a percentage of total revenue	18%	12%	629bp	18%	12%	572bp

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources and executive management functions, facilities costs and fees for professional services.

        General and administrative expense for the three months ended June 30, 2009 increased $19.1 million from the prior-year quarter, primarily due to increases of $9.0 million in compensation and other employee-related costs and $5.8 million in professional fees. The increase in compensation and other employee-related costs was primarily due to an increase of $11.9 million of Front Line compensation which was not included in the prior-year quarter, partially offset by cost savings from Ticketmaster Entertainment's restructuring plan. General and administrative expense includes non-cash compensation expense of $6.1 million and $6.0 million for the three months ended June 30, 2009 and 2008, respectively. The increase in professional fees was primarily due to $8.5 million of legal and professional fees incurred in connection with the pending Merger with Live Nation, partially offset by lower costs for other professional services. Excluding the impact of Front Line, general and administrative expense increased $2.4 million, or 5%.

        General and administrative expense for the six months ended June 30, 2009 increased $41.4 million from the prior-year period, primarily due to increases of $18.6 million in compensation and other employee-related costs and $14.1 million in professional fees. The increase in compensation and other employee-related costs was primarily due to $24.1 million of Front Line compensation which was not included in the prior-year period, partially offset by cost savings from Ticketmaster Entertainment's restructuring plan. General and administrative expense includes non-cash compensation expense of $12.1 million for the six months ended June 30, 2009 compared with $10.3 million in the prior-year period. The increase in non-cash compensation was primarily due to the modification of existing stock-based compensation awards in connection with the Ticketmaster Entertainment spin-off, the grant of new awards subsequent to the Ticketmaster Entertainment spin-off and the grants of awards in connection with 2008 acquisitions. The increase in professional fees was primarily due to $14.4 million of legal and professional fees incurred in connection with the pending Merger with Live Nation. Excluding the impact of Front Line, general and administrative expense increased $8.9 million, or 10%.

  Depreciation

        For the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Depreciation:
Ticketing	$13,137	$11,135	18%	$24,644	$21,494	15%
Artist Services	133	—	NM	268	—	NM
Corporate and unallocated	809	693	17%	1,567	1,389	13%

Total Depreciation	$14,079	$11,828	19%	$26,479	$22,883	16%

As a percentage of total revenue	4%	3%	87bp	4%	3%	50bp

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

        For the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Adjusted EBITDA:
Ticketing	$63,965	$84,565	(24)%	$143,986	$172,570	(17)%
Artist Services	13,673	—	NM	18,102	—	NM
Corporate and unallocated	(21,349)	(14,397)	48%	(46,770)	(30,924)	51%

Total Adjusted EBITDA	$56,289	$70,168	(20)%	$115,318	$141,646	(19)%

        Adjusted EBITDA for the three months ended June 30, 2009 decreased $13.9 million from the prior-year quarter, due to lower sales volumes and increases in general and administrative expense, partially offset by lower cost of sales and selling and marketing expense, discussed above. Excluding the impact of Ticketmaster Entertainment's acquisition of a majority interest in Front Line in October 2008, Adjusted EBITDA decreased $27.6 million, or 39%.

        Adjusted EBITDA for the six months ended June 30, 2009 decreased $26.3 million from the prior-year period, due to lower sales volumes and increases in general and administrative expense, partially offset by lower cost of sales, discussed above. Excluding the impact of Ticketmaster Entertainment's acquisition of a majority interest in Front Line in October 2008, Adjusted EBITDA decreased $44.4 million, or 31%.

  Operating income

        For the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Operating income (loss):
Ticketing	$37,487	$58,459	(36)%	$97,575	$124,954	(22)%
Artist Services	1,256	—	NM	(5,504)	—	NM
Corporate and unallocated	(23,721)	(18,282)	30%	(51,749)	(37,987)	36%

Total operating income	$15,022	$40,177	(63)%	$40,322	$86,967	(54)%

        Operating income for the three months ended June 30, 2009 decreased $25.2 million from the prior-year quarter, primarily due to the decrease in Adjusted EBITDA described above and increases of $9.3 million in amortization of intangibles. The increase in intangible amortization expense was due to the acceleration of amortization expense of $5.1 million related to certain international ticketing agreement intangible assets and incremental amortization expense from the impact of recent acquisitions which were not included in the prior-year quarter. Excluding the impact of Ticketmaster Entertainment's acquisition of a majority interest in Front Line in October 2008, operating income decreased $26.4 million or 66%.

        Operating income for the six months ended June 30, 2009 decreased $46.6 million from the prior-year period, primarily due to the decrease in Adjusted EBITDA described above and increases of $15.5 million in amortization of intangibles and $1.2 million in non-cash compensation expense. The increase in intangible amortization expense was due to the acceleration of amortization expense of $5.1 million related to certain international ticketing agreement intangible assets and incremental amortization expense from the impact of recent acquisitions which were not included in the prior-year period. Decreased operating results of certain international operations in the first six months of 2009 led Ticketmaster Entertainment to review the intangible assets related to those operations in the second quarter of 2009. As a result of the review, Ticketmaster Entertainment determined that certain ticketing agreement intangible assets no longer had supportable values beyond the second quarter of 2009. As such, Ticketmaster Entertainment accelerated the amortization of these assets during the quarter. Excluding the impact of Ticketmaster Entertainment's acquisition of a majority interest in Front Line in October 2008, operating income decreased $41.1 million or 47%.

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

Other expense, net

        For the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008:

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

Item 6.    Exhibits

Exhibit	Description
10.1	Amendment No. 1, dated as of May 12, 2009, to the Credit Agreement dated as of July 25, 2008, among Ticketmaster Entertainment, Inc. (f/k/a Ticketmaster), the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.5 of Live Nation, Inc.'s Registration Statement on Form S-4, filed June 15, 2009).
10.2
Second Supplemental Indenture, dated as of April 30, 2009, to the Indenture, dated as of July 28, 2008, among Ticketmaster, as Issuer, the Guarantors identified therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, filed August 13, 2009).
10.3
Third Supplemental Indenture, dated as of July 23, 2009, to the Indenture, dated as of July 28, 2008, among Ticketmaster, as Issuer, the Guarantors identified therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, filed August 13, 2009).
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