Form 10-Q
period 2009-09-30
TICKETMASTER ENTERTAINMENT, INC.
filed 2009-11-09
CIK 1006637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-34064

TICKETMASTER ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4546874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        As of November 5, 2009, the following shares of the Registrant's common stock were outstanding: 57,383,150.

TICKETMASTER ENTERTAINMENT, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2009

i

PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Revenue	$347,891	$336,350	$1,075,133	$1,060,112
Interest on funds held for clients	635	2,851	2,265	10,439

Total revenue	348,526	339,201	1,077,398	1,070,551
Cost of sales (exclusive of depreciation shown separately below)	205,589	216,693	658,956	686,264

Gross profit	142,937	122,508	418,442	384,287
Selling and marketing expense	23,986	26,535	67,871	70,564
General and administrative expense	65,982	47,633	194,886	135,130
Amortization of intangibles	17,627	8,268	53,542	28,671
Depreciation	14,171	13,217	40,650	36,100

Operating income	21,171	26,855	61,493	113,822
Other expense, net:
Interest income	546	4,685	1,914	11,438
Interest expense	(15,243)	(10,909)	(48,818)	(20,545)
Equity in income of unconsolidated affiliates	700	2,850	2,588	2,048
Other income (expense)	4,290	(413)	7,829	244

Total other expense, net	(9,707)	(3,787)	(36,487)	(6,815)

Earnings before income taxes and noncontrolling interests	11,464	23,068	25,006	107,007
Income tax provision	(2,193)	(13,335)	(7,914)	(43,010)

Net income	9,271	9,733	17,092	63,997
Loss (income) attributable to noncontrolling interests, net	3,822	(118)	10,127	1,337

Net income attributable to Ticketmaster Entertainment, Inc.	$13,093	$9,615	$27,219	$65,334

Net earnings per share available to common stockholders:
Basic	$0.23	$0.17	$0.47	$1.16
Diluted	$0.22	$0.17	$0.46	$1.16
Weighted average number of shares of common and common equivalent stock outstanding:
Basic	57,358	56,183	57,339	56,175
Diluted	59,868	56,382	59,517	56,241

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands, except per share data)
ASSETS
Cash and cash equivalents	$595,058	$464,618
Marketable securities	—	1,495
Accounts receivable, client accounts	82,740	70,121
Accounts receivable, trade, net of allowance of $7,113 and $3,662, respectively	63,185	46,459
Deferred income taxes	14,236	14,038
Contract advances	52,995	44,927
Prepaid expenses and other current assets	36,913	37,758

Total current assets	845,127	679,416
Property and equipment, net	109,445	111,291
Goodwill	475,173	455,751
Intangible assets, net	303,960	330,061
Long-term investments	8,525	17,487
Other non-current assets	121,923	112,561

TOTAL ASSETS	$1,864,153	$1,706,567

LIABILITIES, TEMPORARY EQUITY AND EQUITY
LIABILITIES:
Accounts payable, client accounts	$464,652	$324,164
Accounts payable, trade	31,293	29,251
Accrued compensation and benefits	45,726	39,683
Deferred revenue	35,050	33,244
Income taxes payable	5,033	7,522
Other accrued expenses and current liabilities	78,136	82,435

Total current liabilities	659,890	516,299
Long-term debt	836,980	865,000
Income taxes payable	5,556	1,680
Other long-term liabilities	18,996	10,286
Deferred income taxes	51,199	67,300
Commitments and contingencies
TEMPORARY EQUITY:
Series A convertible redeemable preferred stock, $0.01 par value, 25,000 shares authorized, 1,750 non-vested shares issued and outstanding at September 30, 2009 and December 31, 2008	14,570	9,888
Redeemable noncontrolling interests	48,827	42,483
EQUITY:
Ticketmaster Entertainment, Inc. stockholders' equity:
Common stock, $0.01 par value, 300,000 shares authorized; 57,380 shares issued and outstanding at September 30, 2009 and 57,213 shares issued and outstanding at December 31, 2008	574	572
Additional paid-in capital	1,227,387	1,235,019
Accumulated deficit	(1,031,539)	(1,058,758)
Accumulated other comprehensive income (loss)	8,228	(11,374)

Total Ticketmaster Entertainment, Inc. stockholders' equity	204,650	165,459

Noncontrolling interests	23,485	28,172

Total equity	228,135	193,631

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$1,864,153	$1,706,567

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF TEMPORARY EQUITY AND EQUITY

(Unaudited)

	Temporary Equity			Ticketmaster Entertainment, Inc. Stockholders' Equity
	Redeemable Preferred Stock $0.01 Par Value			Common Stock $0.01 Par Value
								Accumulated Other Comprehensive Income
			Redeemable Noncontrolling Interests			Additional Paid-in Capital	Retained Deficit		Noncontrolling Interests	Total Equity
	Amount	Shares		Amount	Shares
	(In thousands)
Balance as of December 31, 2008	$9,888	1,750	$42,483	$572	57,213	$1,235,019	$(1,058,758)	$(11,374)	$28,172	$193,631
Comprehensive income:
Net income (loss)	—	—	(4,459)	—	—	—	27,219	—	(5,668)	21,551
Foreign currency translation	—	—	43	—	—	—	—	19,602	—	19,602

Comprehensive (loss) income			(4,416)						(5,668)	41,153
Issuance of common stock	—	—	—	2	167	778	—	—	—	780
Stock-based compensation	4,682	—	3,212	—	—	10,288	—	—	—	10,288
Repurchase of outstanding options	—	—	—	—	—	(388)	—	—	—	(388)
Noncontrolling interests in acquisitions	—	—	—	—	—	—	—	—	2,100	2,100
Fair value of redeemable noncontrolling interests adjustment	—	—	13,122	—	—	(13,122)	—	—	—	(13,122)
Tax adjustment related to spin-off from IAC	—	—	—	—	—	(5,188)	—	—	—	(5,188)
Exercise of redemption feature of noncontrolling interest	—	—	(382)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	(5,192)	—	—	—	—	—	(1,119)	(1,119)

Balance as of September 30, 2009	$14,570	1,750	$48,827	$574	57,380	$1,227,387	$(1,031,539)	$8,228	$23,485	$228,135

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income.	$17,092	$63,997
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	53,542	28,671
Depreciation	40,650	36,100
Amortization of debt issuance costs	3,355	570
Provision for doubtful accounts	2,943	4,729
Stock-based compensation expense	19,433	20,343
Deferred income taxes	(16,404)	4,950
Investment losses	905	—
Gain on extinguishment of debt	(1,527)	—
Equity in income of unconsolidated affiliates, net of dividends	1,419	1,441
Changes in current assets and liabilities, excluding acquisition effects:
Accounts receivable	(2,018)	(4,049)
Prepaid expenses and other current assets	(11,419)	(11,644)
Accounts payable and other current liabilities	(17,851)	(6,742)
Income taxes payable	(3,539)	13,494
Deferred revenue	1	3,235
Funds collected on behalf of clients, net	103,088	45,269
Other, net	158	427

Net cash provided by operating activities	189,828	200,791

Cash flows from investing activities:
Transfers to IAC	—	(910,088)
Cash paid for acquisitions, net of cash acquired	(25,636)	(405,498)
Purchases of property and equipment	(36,014)	(37,014)
Purchase of marketable securities	—	(4,176)
Proceeds from sales and maturities of marketable securities	1,497	—
Cash paid for long-term investments	(1,226)	(356)

Net cash used in investing activities	(61,379)	(1,357,132)

Cash flows from financing activities:
Capital contributions from IAC	—	405,498
Proceeds from issuance of long-term debt	—	300,000
Proceeds from bank borrowings	—	465,000
Principal payments on long-term obligations	(28,009)	(1,500)
Payment of deferred financing costs	—	(27,207)
Purchase of noncontrolling interest	—	(764)
Distributions to noncontrolling interests	(6,312)	—
Excess tax benefits from equity awards	—	55
Other, net	(370)	—

Net cash (used in) provided by financing activities	(34,691)	1,141,082

Effect of exchange rate changes on cash and cash equivalents	36,682	(6,152)

Net increase (decrease) in cash and cash equivalents	130,440	(21,411)
Cash and cash equivalents at beginning of period	464,618	568,417

Cash and cash equivalents at end of period	$595,058	$547,006

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

continuing as the public parent of the combined companies (the "Merger"). Pursuant to the terms of the merger agreement (the "Merger Agreement"), the aggregate number of shares of Live Nation common stock that the holders of securities representing 100% of the voting power of the Company's equity interests issued and outstanding immediately prior to the consummation of the Merger are entitled to receive in the Merger will represent 50.01% of the total voting power of the Live Nation equity interests issued and outstanding immediately following the consummation of the Merger. The Merger requires, among other customary closing conditions, approval by a majority of the outstanding shares of the Company's common stock and Series A Preferred Stock, voting together as a single class, approval by a majority of the shares of Live Nation's common stock, represented in person or by proxy, domestic and foreign regulatory approvals, and receipt of the necessary consent of lenders party to the Company's credit facility to allow the facility to remain in effect after the consummation of the Merger with no default or event of default thereunder resulting from the Merger, which consent was obtained in May 2009.

Basis of Presentation

        These interim unaudited consolidated financial statements present our results of operations, financial position, temporary equity and equity, comprehensive income and cash flows on a consolidated basis. The consolidated financial statements include Ticketmaster Entertainment's investment in Front Line, which was consolidated beginning on October 29, 2008, when the Company increased its ownership interest from 39.4% to 82.3% (approximately 75% on a diluted basis). Prior to October 29, 2008, the investment in Front Line was accounted for using the equity method of accounting.

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

        The historical September 30, 2008 unaudited financial statements are based on certain assumptions about Ticketmaster Entertainment as a stand-alone company. Our management believes the assumptions underlying the historical consolidated financial statements of Ticketmaster Entertainment are reasonable. However, this financial information does not necessarily reflect what the historical

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

financial position, results of operations and cash flows of Ticketmaster Entertainment would have been if Ticketmaster Entertainment had been a stand-alone company during the entire period presented.

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

        We have evaluated all subsequent events through November 9, 2009, the date the financial statements were issued.

Reclassifications

        Certain amounts in the prior year's financial statements and notes have been reclassified to conform to the current-year presentation.

NOTE 2—SUMMARY OF ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

        Effective July 1, 2009, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("SFAS No. 168"). Under SFAS No. 168, the historical GAAP hierarchy was eliminated and the Accounting Standards Codification ("ASC") became the single official source of authoritative, non-governmental GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. SFAS No. 168 became effective for financial statements issued for interim and annual periods ending after September 15, 2009. It has been codified within ASC 105, Generally Accepted Accounting Principles ("Topic 105"). Ticketmaster Entertainment adopted Topic 105 in the third quarter of 2009. Since Topic 105 does not change GAAP, the standard did not impact the Company's financial statements.

Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities

        In December 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 140-4 and FASB Interpretation ("FIN") 46(R)-8, Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP No. FAS 140-4" and "FIN 46(R)-8"). FSP No. FAS 140-4 and FIN 46(R)-8 require additional disclosures about an entity's involvement with variable interest entities and transfers of financial assets. Ticketmaster Entertainment adopted FSP No. FAS 140-4 and FIN 46(R)-8 on January 1, 2009, and the standards did not have a material impact on the Company's consolidated financial statements. Following the effective date of the ASC, FSP No. FAS 140-4 and FIN 46(R)-8 were both codified within ASC 810, Consolidation ("Topic 810"), and ASC 860, Transfers and Servicing.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF ACCOUNTING STANDARDS (Continued)

Equity Method Investment Accounting Considerations

        In November 2008, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on Issue No. 08-6, Equity Method Investment Accounting Considerations ("EITF 08-6") which addresses certain effects of ASC 805, Business Combinations ("Topic 805"), and Topic 810 on an entity's accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor's ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. Ticketmaster Entertainment adopted EITF 08-6 on January 1, 2009, and the standard did not have a material impact on the Company's consolidated financial statements. Following the effective date of the ASC, EITF 08-06 was codified within ASC 323, Investments—Debt and Equity Securities.

Accounting for Defensive Intangible Assets

        In November 2008, the FASB ratified the EITF consensus on Issue No. 08-7, Accounting for Defensive Intangible Assets ("EITF 08-7"). EITF 08-7 addresses the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under EITF 08-7, a defensive intangible asset would need to be accounted for as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. Ticketmaster Entertainment adopted EITF 08-7 on January 1, 2009, and the standard did not have a material impact on the Company's consolidated financial statements. Following the effective date of the ASC, EITF 08-07 was codified within ASC 350, Intangibles—Goodwill and Others ("Topic 350"), and Topic 805.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

        In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP No. EITF 03-6-1"). FSP No. EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the calculation of basic EPS. Ticketmaster Entertainment adopted FSP No. EITF 03-6-1 on January 1, 2009, and the standard did not have a material impact on the Company's consolidated financial statements. Following the effective date of the ASC, FSP No. EITF 03-6-1 was codified within ASC 260, Earnings Per Share ("Topic 260").

Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP No. FAS 142-3"). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Ticketmaster Entertainment adopted FSP No. FAS 142-3 on January 1, 2009 on a prospective basis, and the standard did not have a material impact on the Company's consolidated financial statements. Following the effective date of the ASC, FSP No. FAS 142-3 was codified within ASC 275, Risks and Uncertainties, and Topic 350.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF ACCOUNTING STANDARDS (Continued)

Disclosures about Derivative Instruments and Hedging Activities

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosures on an entity's derivative and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Ticketmaster Entertainment adopted SFAS No. 161 on January 1, 2009. Because SFAS No. 161 amends only the disclosure requirements for derivative instruments and hedged items, the adoption of SFAS No. 161 did not have a material impact on the Company's consolidated financial statements. Following the effective date of the ASC, SFAS No. 161 was codified within ASC 815, Derivatives and Hedging.

Noncontrolling Interests in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 changes the accounting and reporting for noncontrolling interests. Noncontrolling interests will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the Consolidated Statements of Operations and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is applied prospectively, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. Ticketmaster Entertainment adopted SFAS No. 160 on January 1, 2009. Following the effective date of the ASC, SFAS No. 160 was codified within Topic 810.

        As a result of the adoption, we have reclassified certain noncontrolling interests from liabilities to a component of equity. In accordance with Topic 810, securities that are redeemable at the option of the holder and not solely within the control of the issuer must be classified outside of equity. Since the noncontrolling interests held by third parties in certain consolidated subsidiaries are exercisable outside the control of the Company, these interests are classified as a component of temporary equity in the accompanying Consolidated Balance Sheets.

Business Combinations

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141(R)"), which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. SFAS No. 141(R) requires (i) recognition of 100% of the fair values of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be accounted for at fair value at the acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at the acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post combination costs. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and early adoption was prohibited. SFAS No. 141(R) requires prospective application for all acquisitions

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF ACCOUNTING STANDARDS (Continued)

after the adoption date. The Company expects SFAS No. 141(R) to have an impact on how acquisitions are reflected in the consolidated financial statements, but the timing, nature and magnitude of the specific effects will depend on the nature, terms and size of future acquisitions that the Company consummates. As of December 31, 2008, approximately $0.6 million of transaction costs related to transactions not consummated were capitalized and included in prepaid expenses and other current assets. These costs were expensed during the first quarter of 2009.

        Additionally, for business combinations for which the acquisition date occurs prior to the effective date of SFAS No. 141(R), the acquirer is required to apply the requirements of ASC 740, Income Taxes ("Topic 740"), as amended by SFAS No. 141(R), prospectively. After the effective date of SFAS No. 141(R), changes in the valuation allowance for acquired deferred tax assets and dispositions of uncertain income tax positions must be recognized as an adjustment to income tax expense, rather than through goodwill. The impact of the adoption of SFAS No. 141(R) on the Company's consolidated financial statements will largely be dependent on the size and nature of the business combinations completed after January 1, 2009. Following the effective date of the ASC, SFAS No. 141(R) was codified within Topic 805.

        In April 2009 the FASB issued FSP No. FAS 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies ("FSP No. 141(R)-1"). FSP No. 141(R)-1 amends the provisions in SFAS No. 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP No. 141(R)-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141(R), and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP No. 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Ticketmaster Entertainment adopted FSP141(R)-1 on January 1, 2009, and the standard did not have a material impact on the Company's consolidated financial statements. Following the effective date of the ASC, FSP No. 141(R)-1 was codified within Topic 805.

Accounting by Lessees for Maintenance Deposits

        In June 2008, the FASB issued EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits ("EITF 08-3"). EITF 08-3 concluded that maintenance deposits should be considered a deposit when paid to the lessor if it is probable that the deposits will be refunded to the lessee. The cost of maintenance activities should be expensed or capitalized by the lessee, as appropriate, when the underlying maintenance is performed. If it is less than probable that a maintenance deposit will be refunded to the lessee, the deposit is recognized as additional rent expense. EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Ticketmaster Entertainment adopted EITF 08-3 on January 1, 2009, and the standard did not have an impact on the Company's consolidated financial statements. Following the effective date of the ASC, EITF 08-3 was codified within ASC 840, Leases.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF ACCOUNTING STANDARDS (Continued)

Subsequent Events

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth the following: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other applicable U.S. generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, but should be applied on a prospective basis. Ticketmaster Entertainment adopted SFAS No. 165 in the second quarter of 2009, and the standard did not have a material impact on the Company's consolidated financial statements and disclosures. Following the effective date of the ASC, SFAS No. 165 was codified within ASC 855, Subsequent Events.

Fair Value Accounting

        In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board Opinion ("APB") No. 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP No. FAS 107-1 and APB No. 28-1"). FSP FAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods ending after June 15, 2009. This FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim financial periods. Ticketmaster Entertainment adopted FSP FAS No. 107-1 and APB No. 28-1 in the second quarter of 2009, and the standard did not have an impact on the Company's financial statement disclosures. Following the effective date of the ASC, FSP FAS No. 107-1 and APB No. 28-1 was codified within ASC 825, Financial Instruments.

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

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF ACCOUNTING STANDARDS (Continued)

Fair Value Accounting

        In August 2009, the FASB issued ASU No. 2009-5, which amends ASC 820, Fair Value Measurements and Disclosures ("Topic 820") as it relates to the fair value measurement of liabilities. ASU No. 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820, such as a present value technique. The Company will adopt ASU No. 2009-5 in its first interim reporting period beginning after August 26, 2009. The Company is evaluating the impact of ASU No. 2009-5 on the Company's consolidated financial statements.

NOTE 3—SEGMENT INFORMATION

        The overall concept employed by Ticketmaster Entertainment in determining its operating segments is to present the financial information in a manner consistent with how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. Operating segments are consolidated for reporting purposes if they have similar economic characteristics and meet the aggregation criteria of ASC 280, Segment Reporting ("Topic 280").

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

        Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense, equity in income of unconsolidated affiliates, net loss attributable to noncontrolling interests, and other income (expense) and income tax expense are

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SEGMENT INFORMATION (Continued)

managed on a total company basis. Corporate expenses primarily include compensation and other employee costs (including stock-based compensation), outside services and professional fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Revenue:
Ticketing	$292,138	$339,201	$943,065	$1,070,551
Artist Services	56,388	—	134,333	—

Total revenue	$348,526	$339,201	$1,077,398	$1,070,551

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Operating income:
Ticketing	$41,675	$52,044	$139,250	$176,998
Artist Services	5,108	—	(396)	—
Corporate and unallocated	(25,612)	(25,189)	(77,361)	(63,176)

Total operating income	$21,171	$26,855	$61,493	$113,822

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Adjusted EBITDA(a):
Ticketing	$62,732	$75,626	$206,718	$248,196
Artist Services	19,588	—	37,690	—
Corporate and unallocated	(22,520)	(18,336)	(69,290)	(49,260)

Total Adjusted EBITDA	$59,800	$57,290	$175,118	$198,936

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Capital expenditures:
Ticketing	$32,795	$31,913
Artist Services	426	—
Corporate and unallocated	2,793	5,101

Total capital expenditures	$36,014	$37,014

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SEGMENT INFORMATION (Continued)

        The following table reconciles Adjusted EBITDA for the Company's reportable segments to Net income attributable to Ticketmaster Entertainment, Inc.:

	Three Months Ended September 30, 2009
	Adjusted EBITDA(a)	Non-cash and stock-based compensation expense	Amortization of intangibles	Depreciation expense	Operating income
	(In thousands)
Ticketing	$62,732	$(996)	$(6,813)	$(13,248)	$41,675
Artist Services	19,588	(3,536)	(10,814)	(130)	5,108
Corporate and unallocated	(22,520)	(2,299)	—	(793)	(25,612)

Total	$59,800	$(6,831)	$(17,627)	$(14,171)	21,171

Other expense, net					(9,707)

Earnings before income taxes and noncontrolling interests					11,464
Income tax provision					(2,193)

Net income					9,271
Plus: Loss attributable to noncontrolling interests, net					3,822

Net income attributable to Ticketmaster Entertainment, Inc.					$13,093

	Three Months Ended September 30, 2008
	Adjusted EBITDA(a)	Non-cash and stock-based compensation expense	Amortization of intangibles	Depreciation expense	Operating income
	(In thousands)
Ticketing	$75,626	$(2,957)	$(8,268)	$(12,357)	$52,044
Corporate and unallocated	(18,336)	(5,993)	—	(860)	(25,189)

Total	$57,290	$(8,950)	$(8,268)	$(13,217)	26,855

Other expense, net					(3,787)

Earnings before income taxes and noncontrolling interests					23,068
Income tax provision					(13,335)

Net income					9,733
Less: Income attributable to noncontrolling interests, net					(118)

Net income attributable to Ticketmaster Entertainment, Inc.					$9,615

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SEGMENT INFORMATION (Continued)

	Nine Months Ended September 30, 2009
	Adjusted EBITDA(a)	Non-cash and stock-based compensation expense	Amortization of intangibles	Depreciation expense	Operating income
	(In thousands)
Ticketing	$206,718	$(3,347)	$(26,229)	$(37,892)	$139,250
Artist Services	37,690	(10,375)	(27,313)	(398)	(396)
Corporate and unallocated	(69,290)	(5,711)	—	(2,360)	(77,361)

Total	$175,118	$(19,433)	$(53,542)	$(40,650)	61,493

Other expense, net					(36,487)

Earnings before income taxes and noncontrolling interests					25,006
Income tax provision					(7,914)

Net income					17,092
Plus: Loss attributable to noncontrolling interests, net					10,127

Net income attributable to Ticketmaster Entertainment, Inc.					$27,219

	Nine Months Ended September 30, 2008
	Adjusted EBITDA(a)	Non-cash and stock-based compensation expense	Amortization of intangibles	Depreciation expense	Operating income
	(In thousands)
Ticketing	$248,196	$(8,676)	$(28,671)	$(33,851)	$176,998
Corporate and unallocated	(49,260)	(11,667)	—	(2,249)	(63,176)

Total	$198,936	$(20,343)	$(28,671)	$(36,100)	113,822

Other expense, net					(6,815)

Earnings before income taxes and noncontrolling interests					107,007
Income tax provision					(43,010)

Net income					63,997
Plus: Loss attributable to noncontrolling interests, net					1,337

Net income attributable to Ticketmaster Entertainment, Inc.					$65,334

(a)
Our primary operating metric for evaluating segment performance is Adjusted Earnings before Interest, Income Taxes, Depreciation and Amortization ("Adjusted EBITDA"), which is defined as Operating income excluding, if applicable: (1) depreciation expense, (2) non-cash and stock-based compensation expense, (3) amortization and impairment of intangibles, (4) goodwill or other impairments, (5) pro forma adjustments for significant acquisitions, fair value adjustments to contingent consideration and compensation expense associated with significant transactions or the Merger with Live Nation and (6) one-time items. Ticketmaster Entertainment believes this measure is useful to investors because it represents its consolidated operating results excluding the effects of non-cash expenses. The Adjusted EBITDA metric was referred to as Adjusted Operating Income in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SEGMENT INFORMATION (Continued)

  Adjusted EBITDA has certain limitations in that it does not take into account the impact to Ticketmaster Entertainment's Consolidated Statements of Operations of certain expenses, including acquisition-related accounting. Ticketmaster Entertainment endeavors to compensate for the limitations of the supplemental measure presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the supplemental measure.

        The Ticketing segment's largest client through 2008, Live Nation (including its subsidiary, House of Blues), represented approximately 3% and 16% of Ticketmaster Entertainment's consolidated revenue for the three months ended September 30, 2009 and 2008, respectively. Live Nation represented approximately 6% and 16% of the Company's consolidated revenue for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 4—INCOME TAXES

        Ticketmaster Entertainment calculates its interim income tax provision in accordance with Subtopic 270, Interim Reporting, of Topic 740. At the end of each interim period, the Company makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

        The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter. Included in the income tax provision for the three months ended September 30, 2009 is a benefit of $1.4 million due to a change in the estimated annual effective tax rate from that used in the second quarter.

        For the three and nine months ended September 30, 2009, the Company recorded a tax provision of $2.2 million and $7.9 million, respectively, which represent effective tax rates of 19% and 32%, respectively. The tax rate for the three months ended September 30, 2009 is lower than the federal statutory rate of 35% due principally to foreign income taxed at lower rates including the effects of our international restructuring and net adjustments related to the reconciliation of provision accruals to tax returns, partially offset by losses in foreign jurisdictions for which no tax benefit can be recognized and partnership flow-through losses attributable to noncontrolling interests. The tax rate for the nine months ended September 30, 2009 is lower than the federal statutory rate of 35% due principally to foreign income taxed at lower rates including the effects of our international restructuring, net adjustments related to the reconciliation of provision accruals to tax returns, foreign tax credits related to foreign dividends and deductible payments made in connection with a dividend, partially offset by

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

losses in foreign jurisdictions for which no tax benefit can be recognized, partnership flow-through losses attributable to noncontrolling interests and adjustments to deferred taxes due to newly enacted state tax legislation.

        For the three and nine months ended September 30, 2008, the Company recorded a tax provision of $13.3 million and $43.0 million, respectively, which represent effective tax rates of 58% and 40%, respectively. The tax rate for the three months ended September 30, 2008 is higher than the federal statutory rate of 35% due principally to state and local income taxes, net adjustments related to the reconciliation of provision accruals to tax returns, and losses not benefited in foreign jurisdictions, partially offset by foreign income taxed at lower rates. The tax rate for the nine months ended September 30, 2008 is higher than the federal statutory rate of 35% principally due to state and local income taxes and losses not benefited in foreign jurisdictions, partially offset by foreign income taxed at lower rates.

        As of December 31, 2008 and September 30, 2009, the Company had unrecognized tax benefits of approximately $1.3 million and $4.9 million, respectively. During the three and nine months ended September 30, 2009, the unrecognized tax benefits increased by approximately $1.2 million and $3.6 million, respectively, as a result of historical state tax positions and foreign income tax positions taken in the current year. If unrecognized tax benefits as of September 30, 2009 are subsequently recognized, approximately $4.8 million, net of related deferred tax assets and interest, would reduce income tax provision from continuing operations. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the three and nine months ended September 30, 2009 is $0.1 million and $0.2 million, respectively, net of related deferred taxes, for interest and penalties on unrecognized tax benefits. At September 30, 2009, the Company has accrued $0.7 million for the payment of interest and penalties.

        The tax sharing agreement between IAC and the Company provides that the impact of the reconciliation of federal and state income taxes, including the effects of certain tax elections made by IAC related to the Company for the 2008 period prior to the spin-off, is the responsibility of IAC. This resulted in a benefit to IAC in the form of a reduction in its federal income tax liability during the third quarter of 2009. As a result, the Company recorded a $5.2 million decrease to additional paid-in capital in the Company's Consolidated Balance Sheet as of September 30, 2009 reflecting a reduction in the amount distributed by IAC to the Company's shareholders in the spin-off. An adjustment may be recorded in the fourth quarter of 2009 upon the reconciliation of IAC's state income tax liability, following the filing of state tax returns, for the period prior to the spin-off.

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

        Ticketmaster Entertainment believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $1.4 million within twelve months of the current reporting date due to settlements and expirations of applicable statutes of limitations. An estimate of other changes in unrecognized tax benefits cannot be made, but such other changes are not expected to be significant.

NOTE 5—LONG-TERM DEBT

        The balance of long-term debt is as follows (in thousands):

	September 30, 2009	December 31, 2008
10.75% Senior Notes, due July 28, 2016	$286,980	$300,000
2008 Term Loan A, due July 25, 2013	100,000	100,000
2008 Term Loan B, due July 25, 2014	350,000	350,000
2008 Revolver, due July 25, 2013	100,000	115,000

Total	$836,980	$865,000

        The 10.75% Senior Notes ("Senior Notes") contain two incurrence-based financial covenants requiring a minimum fixed charge coverage ratio, as defined therein, of 2.0 to 1.0, and a maximum secured indebtedness leverage ratio, as defined therein, of 2.25 to 1.0 in order to incur additional indebtedness, other than permitted debt.

        Term Loan A, Term Loan B and the revolving credit facility (the "Revolver," collectively with Term Loan A and Term Loan B, the "Senior Secured Credit Facilities") bear interest rates per annum based on fixed and variable interest rates specified in the credit agreement governing the Senior Secured Credit Facilities. The interest rates for Term Loan A, Term Loan B and the Revolver at September 30, 2009 were 3.30%, 3.55% and 2.83%, respectively.

        The Senior Secured Credit Facilities have two quarterly financial covenants requiring a maximum total leverage ratio, as defined therein, of 3.50 to 1.00 and a minimum interest coverage ratio, as defined therein, of 3.00 to 1.00. As of September 30, 2009, the Company was in compliance with both of these financial covenants.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—LONG-TERM DEBT (Continued)

        As of September 30, 2009, the Company's long-term debt has scheduled principal repayments for each of the next five years and thereafter as follows (in thousands):

Years ending December 31,
2009	$—
2010	—
2011	13,500
2012	18,500
2013	176,750
Thereafter	628,230

Total	$836,980

        In July 2009, the Company repurchased and retired $13.0 million aggregate principal amount of our Senior Notes. In September 2009, the Company paid down $15.0 million of the outstanding balance under the Revolver.

NOTE 6—EARNINGS PER SHARE

        We compute earnings per share in accordance with Topic 260. We compute basic earnings per share using the weighted average number of common shares outstanding for the period. Under the provisions of Topic 260, basic net income per common share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments in the periods in which such effect is dilutive.

        The following table presents our basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except for per share data)
Net income attributable to Ticketmaster Entertainment, Inc.:	$13,093	$9,615	$27,219	$65,334
Net earnings per share available to common stockholders:
Basic	$0.23	$0.17	$0.47	$1.16
Diluted	$0.22	$0.17	$0.46	$1.16
Weighted average number of shares outstanding:
Basic	57,358	56,183	57,339	56,175
Dilutive effect of:
Options to purchase common stock, restricted stock units and redeemable preferred stock	2,510	199	2,178	66

Diluted	59,868	56,382	59,517	56,241

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

NOTE 7—TEMPORARY EQUITY AND EQUITY

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

Ticketmaster Entertainment Common Stock and Restricted Stock

        The Company's authorized common stock consists of 300,000,000 shares of common stock, par value $0.01 per share. Subject to prior dividend rights of the holders of any preferred shares, the holders of common stock are entitled to receive dividends, when, and if, declared by the Company's board of directors out of funds legally available for that purpose. The Company has not paid any dividends on its common stock since its common stock began trading on the Nasdaq Stock Market. The Company's Board of Directors has no current plans to pay cash dividends. Each share of common stock is entitled to one vote per share on matters submitted to a vote of stockholders. In the event of any liquidation, dissolution, or winding-up of the Company after the satisfaction in full of the liquidation preferences of holders of any preferred shares, holders of shares of common stock are entitled to ratable distribution of the remaining assets available for distribution to stockholders.

        The Company issued 1,000,000 shares of restricted common stock to the Azoff Family Trust on October 29, 2008. The restricted common stock will vest on the five-year anniversary of the grant date, subject to Mr. Azoff's continued employment with Front Line or Ticketmaster Entertainment, and may vest earlier in certain limited circumstances. The Company recorded $0.4 million and $1.1 million of stock-based compensation expense for the three and nine months ended September 30, 2009, respectively, related to the restricted common stock grant. There was no stock-based compensation expense recorded for this award in the three and nine months ended September 30, 2008.

Series A Convertible Preferred Stock

        The Company's authorized Preferred Stock consists of 25,000,000 shares of Preferred Stock, par value $0.01 per share, of which 2,100,000 shares have been designated Series A Convertible Preferred Stock, par value $0.01. On October 29, 2008, the Company issued 1,750,000 restricted shares of Series A Convertible Preferred Stock to the Azoff Family Trust. The shares of Preferred Stock are entitled to a 3% annual paid in kind dividend, subject to declaration by the Ticketmaster Entertainment board of directors out of funds legally available therefor. The Preferred Stock, which votes on an as converted basis with Ticketmaster Entertainment common stock, will be mandatorily

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—TEMPORARY EQUITY AND EQUITY (Continued)

redeemable by Ticketmaster Entertainment at its liquidation preference on the fifth anniversary of its issuance and is convertible at any time prior to redemption into shares of restricted common stock based on a conversion price of $20 per common share. The Preferred Stock (or the restricted common stock, if converted) will vest on the fifth anniversary of the grant date, subject to Mr. Azoff's continued employment with Front Line or Ticketmaster Entertainment and may vest earlier in certain limited circumstances. The Company is recognizing compensation expense over the vesting term. At September 30, 2009, the aggregate amount of unpaid dividends on the Preferred Stock was $1.0 million.

        Due to the nature of the redemption feature and other provisions, the Company classified the Preferred Stock as temporary equity. The Company obtained an independent valuation of $40.0 million for the fair value of the 1,750,000 shares of Preferred Stock in October 2008 valued using an option pricing model. In connection with Ticketmaster Entertainment's acquisition of a controlling interest in Front Line, they were accounted for as an exchange of equity instruments in a business combination in accordance with Topic 718 and the Company recorded $8.8 million as temporary equity representing the vested portion of the fair value based on the requisite service period that had passed. This amount was previously expensed by Front Line prior to the acquisition. In accordance with ASC 480, Distinguishing Liabilities from Equity ("Topic 480"), the Company adjusted additional paid-in-capital by $8.8 million to appropriately record the instrument as temporary equity at the time the grant was awarded outside of permanent equity as redemption of this award is outside the control of Ticketmaster Entertainment. The value of the Preferred Stock attributed to the remaining service period of $31.2 million is being expensed ratably over the future service period from October 2008 through October 2013. Ticketmaster Entertainment recorded $1.6 million and $4.7 million of stock-based compensation expense for the three and nine months ended September 30, 2009, respectively. There was no stock-based compensation expense for the Preferred Stock in the three and nine months ended September 30, 2008.

Redeemable Noncontrolling Interests

        In connection with the acquisition of certain subsidiaries, the Company is party to fair value put arrangements with respect to the common securities that represent the remaining noncontrolling interests of the acquired company or a portion thereof. These put arrangements are exercisable at fair value by the counterparty outside of the control of the Company and are classified as temporary equity in accordance with Topic 480. Accordingly, to the extent the fair value of these redeemable interests exceeds the value determined by normal noncontrolling interests accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. In instances where the put arrangements held by the noncontrolling interests are not currently redeemable, the Company accretes the changes from book value to the redemption fair value over the period from the date of issuance to the earliest redemption date of the individual securities using the interest method.

        The currently redeemable put arrangements held by the noncontrolling interests of certain subsidiaries of the Company had an estimated redemption fair value of $0.4 million and $1.3 million as of September 30, 2009 and December 31, 2008, respectively. In the third quarter of 2009, Ticketmaster Entertainment exercised the redemption feature related to one of the noncontrolling interests and removed $0.4 million from redeemable noncontrolling interests to other accrued expenses and current liabilities in the Consolidated Balance Sheet as of September 30, 2009 as this represents the Company's estimate of the amount to be paid to the noncontrolling interest.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—TEMPORARY EQUITY AND EQUITY (Continued)

        The Company acquired a controlling interest in Front Line on October 29, 2008, increasing the Company's ownership interest from 39.4% to 82.3%. As of September 30, 2009, 81.17% of the common stock of Front Line held by noncontrolling interests included put arrangements that were not currently redeemable. These shares had an estimated fair value of $51.2 million as of September 30, 2009. The shares held by the noncontrolling interests are redeemable at differing dates as specified in the October 29, 2008 transaction. Per the terms of the transaction, 17,279 shares are redeemable on October 29, 2011, 5,271 shares are redeemable on October 29, 2013 and the remaining 174 shares are redeemable on January 24, 2015; these shares had estimated redemption fair values of $38.9 million, $11.9 million and $0.4 million, respectively, as of September 30, 2009. For the three and nine months ended September 30, 2009, in accordance with Topic 480, the Company has accreted $1.4 million and $8.8 million, respectively, of the change from book value to the redemption fair value using the interest method. There was no accretion for the three and nine months ended September 30, 2008. The carrying value of these common shares, including the recorded accretion, was $32.9 million and $28.9 million as of September 30, 2009 and December 31, 2008, respectively.

        Additionally, the founder of Front Line and the Azoff Family Trust hold options and restricted stock in Front Line that included put arrangements exercisable at the option of the holder on October 29, 2013, subject to vesting. The options and restricted stock had an estimated redemption fair value of $19.3 million as of September 30, 2009. For the three and nine months ended September 30, 2009, in accordance with Topic 480, the Company has accreted $0.3 million and $0.8 million, respectively, of the change from book value to the redemption fair value using the interest method. There was no accretion for the three and nine months ended September 30, 2008. The carrying value of the options and restricted stock, including the recorded accretion, was $3.3 million and $0.6 million as of September 30, 2009 and December 31, 2008, respectively.

        The common stock of two subsidiaries of Front Line held by noncontrolling interests included put arrangements that were not currently redeemable. One put arrangement, redeemable on August 23, 2012, had an estimated redemption fair value of $3.4 million as of September 30, 2009. The remaining put arrangement, which does not have a determinable redemption date, had an estimated redemption fair value of $8.8 million as of September 30, 2009. For both the three and nine months ended September 30, 2009, in accordance with Topic 480, the Company has recorded a fair value adjustment of $0.5 million. There was no accretion for the three and nine months ended September 30, 2008. As of September 30, 2009 and December 31, 2008, the carrying value for these interests was $12.2 million and $11.7 million, respectively.

Noncontrolling Interests

        For 18.83% of the common stock of Front Line held by noncontrolling interests and certain non-wholly owned subsidiaries of Front Line, the common securities held by the noncontrolling interests do not include put arrangements exercisable outside of the control of the Company. As such, these noncontrolling interests are recorded in equity, separate from the Company's own equity in accordance with SFAS No. 160. The carrying value of these noncontrolling interests was $23.5 million and $28.2 million as of September 30, 2009 and December 31, 2008, respectively.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—STOCK-BASED COMPENSATION

        Stock-based compensation expense related to stock options, restricted stock, restricted stock units ("RSUs") and performance stock units ("PSUs") is included in the following line items in the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of sales	$99	$548	$319	$1,086
Selling and marketing expense	108	595	346	1,183
General and administrative expense	6,624	7,807	18,768	18,074

Stock-based compensation expense	$6,831	$8,950	$19,433	$20,343

        During the nine months ended September 30, 2009, under the terms of the Front Line Management Group Inc. Equity Incentive Plan, Front Line granted 4,699 restricted shares of Front Line's common stock with a total grant date fair value of $9.84 million. The values of the restricted stock were based on values of Front Line equity transactions near the grant dates of the restricted stock. The restricted stock awards vest in full either on the fourth anniversary or the third anniversary of the applicable grant date. The awards contain certain mandatory redemption features whereby Front Line is required to purchase vested shares from the grantees at their fair market values on the applicable redemption dates. These grants are classified as liabilities in accordance with Topic 480, since the awards represent an unconditional obligation requiring Front Line to redeem the instruments at future specified dates. We have recorded $0.4 million and $0.9 million of compensation cost during the three and nine months ended September 30, 2009, respectively, related to the Front Line restricted common stock grants. As of September 30, 2009, we have recorded a liability of $1,258,000 in other long term liabilities on the Consolidated Balance Sheet related to these awards.

        During the nine months ended September 30, 2009, the Company granted an aggregate of 2,235,000 stock options with an exercise price of $5.33 per share and an estimated average grant date fair value of approximately $2.31 per share. The fair value of options granted in 2009 was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used an expected volatility rate of 43.28%, dividend yield of 0%, expected term of 6.25 years and a risk-free interest rate of 1.23%. Volatility was based on the historical volatility of stocks of similar companies since the Company does not have sufficient trading history to reasonably predict its own volatility. The risk-free rate was based on U.S. Treasury yields in effect at the grant date for notes with terms comparable to those of the awards. The Company used the simplified method to estimate the expected term as it does not have sufficient historical exercise data due to the limited period of time its equity shares have been publicly traded. The options vest ratably over four years and have ten year terms. We have recorded $0.3 million and $0.5 million of stock-based compensation cost during the three months and nine months ended September 30, 2009, respectively, related to these option grants.

        During the nine months ended September 30, 2009, the Company granted 113,000 RSUs to certain employees with a grant date fair value of $5.33 per share. The RSUs vest ratably over four years. We have recorded $0.1 million and $0.2 million of stock-based compensation cost during the three months and nine months ended September 30, 2009, respectively, related to these RSU grants.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—STOCK-BASED COMPENSATION (Continued)

        In connection with his appointment to the board, on April 16, 2009, the Company granted 22,000 RSUs to an eligible non-employee member of its Board of Directors with a grant date fair value of $4.58 per share and which vest ratably over two years.

NOTE 9—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Equity Investments

        At September 30, 2009 and December 31, 2008, Ticketmaster Entertainment's equity investments in unconsolidated affiliates totaled $8.5 million and $12.9 million, respectively, and are included in Long-term investments in the Consolidated Balance Sheets.

        On October 29, 2008, Ticketmaster Entertainment acquired additional interests in Front Line from certain stockholders of Front Line for an aggregate purchase price of $123.0 million. On this same date, the Company also acquired equity interests in Front Line in a transaction that, for accounting purposes, was treated as an exchange by a trust controlled by Mr. Azoff of certain Front Line equity awards for certain Ticketmaster Entertainment equity awards. The Company acquired additional ownership interests of 42.9%, in the aggregate, resulting in a controlling interest in Front Line of 82.3% (approximately 74% on a diluted basis). Ticketmaster Entertainment's 39.4% ownership interest in Front Line prior to the acquisition was accounted for under the equity method of accounting. Income related to the investment in Front Line, which totaled $3.4 million and $2.0 million in the three and nine months ended September 30, 2008, respectively, are included in equity in income of unconsolidated affiliates in the Consolidated Statements of Operations. The results of Front Line were consolidated with Ticketmaster Entertainment effective October 29, 2008.

        On September 25, 2009, Ticketmaster Entertainment sold its 25% interest in iLike.com, Inc. to MySpace, Inc. for $7.9 million. The Company recognized a gain of $2.9 million on the sale of the investment. The gain is reflected in other income (expense) line item in the Consolidated Statements of Operations for the three and nine months ended September 30, 2009.

        The following is a list of investments accounted for under the equity method, the principal market in which the investee operates, and the relevant ownership percentage at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
iLike.com, Inc. (United States)	—	25.0%
Beijing Gehua Ticketmaster Ticketing Co., Ltd. (China)	40.0%	40.0%
TM Mexico (Mexico)	33.3%	33.3%

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

        The summarized aggregated financial information of Ticketmaster Entertainment's equity investments is as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net sales	$27,505	$165,016
Gross profit	20,274	97,037
Net income	7,046	5,848

        The summarized aggregated financial information for the nine months ended September 30, 2008 includes Ticketmaster Entertainment's investment in Front Line which, prior to October 29, 2008, was accounted for under the equity method of accounting.

Cost Investments

        In December 2006, Ticketmaster Entertainment acquired a 15% in Broadway China Ventures ("BCV"), a partnership formed to produce Broadway musicals in China. As of June 30, 2009, the investment balance accounted for on a cost basis was $4.7 million. As of September 30, 2009, Ticketmaster Entertainment determined that the investment in BCV had suffered an other than temporary impairment loss after giving consideration to, among other things, BCV's negative financial and operational condition. Accordingly, Ticketmaster Entertainment recorded an other than temporary impairment loss of $3.8 million to reduce the equity investment in BCV to its estimated fair value as of September 30, 2009. The other than temporary impairment loss is reflected in other income (expense) line item in the Consolidated Statement of Operations for the three and nine months ended September 30, 2009.

NOTE 10—COMPREHENSIVE INCOME

        The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$9,271	$9,733	$17,092	$63,997
Foreign currency translation	7,944	(21,101)	19,645	(6,416)

Total Comprehensive income (loss)	17,215	(11,368)	36,737	57,581

Loss (income) attributable to noncontrolling interests, net	3,822	(118)	10,127	1,337
Foreign currency translation	(43)	57	(43)	(18)

Comprehensive loss (income) attributable to noncontrolling interets	3,779	(61)	10,084	1,319

Comprehensive income (loss) attributable to Ticketmaster Entertainment, Inc.	$20,994	$(11,429)	$46,821	$58,900

        Accumulated other comprehensive income as of September 30, 2009 and September 30, 2008 is solely related to foreign currency translation.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—RELATED PARTY TRANSACTIONS

        Prior to the spin-off, our operating expenses included allocations from IAC for accounting, treasury, legal, tax, corporate support, human resource functions, and internal audit functions. These expenses were allocated based on the ratio of Ticketmaster Entertainment's revenue as a percentage of IAC's total revenue. The Company believes that the allocation methods used by IAC were reasonable. Expense allocations from IAC were zero and $1.8 million for the three and nine months ended September 30, 2008, respectively, and are included in general and administrative expense in our Consolidated Statements of Operations for the periods. The expense allocations from IAC ceased upon consummation of the spin-off.

        Ticketmaster Entertainment occupies office space in buildings in Los Angeles and New York City that are currently owned by IAC. Related rental expense charged to Ticketmaster Entertainment by IAC totaled $0.8 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively, and $2.6 million and $2.0 million for the nine months ended September 30, 2009 and 2008, respectively.

        During the second quarter of 2008, the Company recorded an $8.3 million cumulative interest charge from IAC. The portion of interest expense reflected in the Company's Consolidated Statements of Operations that was intercompany in nature was zero and $8.3 million for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2008, interest income reflected in the Company's Consolidated Statements of Operations included $3.4 million and $7.1 million, respectively, of interest income for intercompany interest receivable from IAC. The intercompany receivable from IAC was extinguished upon consummation of the spin-off.

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

NOTE 11—RELATED PARTY TRANSACTIONS (Continued)

Liberty/Live Nation Stockholder Agreement

        In connection with Ticketmaster Entertainment entering into the Merger Agreement with Live Nation, pursuant to which the Merger is pending, Ticketmaster Entertainment entered into a certain Stockholder Agreement among Live Nation, Liberty, Liberty USA Holdings, LLC and Ticketmaster Entertainment, dated February 10, 2009 (the "Liberty Stockholder Agreement") regarding certain corporate governance rights, designation rights and registration rights with respect to the Live Nation common stock to be received by Liberty in the Merger. Among other things, subject to certain restrictions and limitations set forth in the Liberty Stockholder Agreement, Liberty will have the right, following the closing of the Merger, to nominate up to two directors to serve on the Live Nation board of directors. In addition, if Liberty designates two directors to the Live Nation board of directors, one of them must meet the independence standards of the NYSE with respect to Live Nation, and Liberty would have the right to designate one of its nominees to serve on the Audit Committee and one nominee to serve on the Compensation Committee of the Live Nation board of directors, subject to such designee's satisfaction of the applicable standards for service on such committees. The Liberty Stockholder Agreement also contains provisions relating to limitations on the ownership of Live Nation equity securities by Liberty and its affiliates following the Merger and on transfers of Live Nation equity securities and rights and obligations under the Liberty Stockholder Agreement following the Merger.

Relationships Involving Executives

        In connection with Ticketmaster Entertainment's entering into the Merger Agreement on February 10, 2009, Ticketmaster Entertainment entered into a letter agreement with Mr. Azoff, Chief Executive Officer of Ticketmaster Entertainment, pursuant to which Ticketmaster Entertainment agreed, prior to the consummation of the Merger, to redeem the shares of Ticketmaster Entertainment series A convertible redeemable preferred stock held by or on behalf of Mr. Azoff for a note (i) having terms comparable to the Ticketmaster Entertainment series A convertible redeemable preferred stock (except that the note will not be convertible into shares of Ticketmaster Entertainment common stock) and (ii) resulting in legal, economic and tax treatment that, in the aggregate, will be no less favorable to Mr. Azoff than such treatment with respect to the Ticketmaster Entertainment series A convertible redeemable preferred stock. The form of the note was agreed to in October in connection with the entry into Mr. Azoff's new employment agreement.

        In April 2009, the Board of Directors of Front Line declared a dividend in the amount of $115.74844 per share of Front Line common stock payable in cash to the holders of record of Front Line common stock. This dividend totaled $20.1 million and was paid in April 2009. The Azoff Family Trust of 1997, of which Mr. Azoff, Ticketmaster Entertainment's Chief Executive Officer, is co-Trustee, received a pro rata portion of this dividend totaling $3.0 million with respect to the 25,918.276 shares of Front Line common stock held by the trust. Mr. Azoff, pursuant to the terms of a restricted share grant agreement, also may be entitled to certain gross-up payments from Front Line associated with distributions made on the unvested portion of his restricted Front Line common shares for the difference between ordinary income and capital gains tax treatment. Such payments to Mr. Azoff were $0.7 million related to the April 2009 Front Line dividend. The amount of the pro rata dividend paid to FLMG Holdings Corp. ("FLMG") and TicketWeb, LLC (wholly-owned subsidiaries of Ticketmaster Entertainment that hold Ticketmaster Entertainment's interest in Front Line), was $15.0 million. Prior to the payment of the dividend, FLMG made a loan to Front Line in the amount of $20.0 million,

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—RELATED PARTY TRANSACTIONS (Continued)

evidenced by a promissory note from Front Line to FLMG with a principal amount of $20.0 million and bearing interest at a rate of 4.5%, payable no later than six months from the date of issuance. A portion of the proceeds from the note was used, together with cash on hand at Front Line, to pay the dividend. The $20.0 million note and accumulated interest were repaid to FLMG in the third quarter of 2009.

        For a further discussion of related party relationships, see Item 13 of the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

NOTE 12—COMMITMENTS AND CONTINGIENCIES

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

        In addition, pursuant to the Merger Agreement, if the Merger Agreement is terminated before the Merger is completed, under some circumstances the Company may be obligated to pay to Live Nation a termination fee of $15.0 million plus Live Nation's expenses.

NOTE 13—FAIR VALUE MEASUREMENTS

        In accordance with Topic 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company will be required to make judgments about assumptions that market participants would use in estimating the fair value of the financial instrument. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts because of their short-term nature. Marketable securities are recognized in the Consolidated Balance Sheets at their fair values based on quoted prices. Long-term debt is carried at cost. However, the Company is required to estimate the fair value of long-term debt under Topic 825.

        The provisions of Topic 820 related to nonfinancial assets and liabilities became effective for the Company on January 1, 2009, and are applied prospectively. The application of Topic 820 did not have a material impact on the Company's consolidated financial statements.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

        Topic 820 establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).

        The Company estimated the fair value of its long-term debt by using market prices or third-party quotes.

        The table below summarizes the fair value estimates, at September 30, 2009 (in thousands):

	Carrying Amount	Estimated Fair Value (Level 2)
Long-term debt	$836,980	$822,744

NOTE 14—RESTRUCTURING CHARGES

        During the second quarter of 2008, Ticketmaster Entertainment began a comprehensive review of its worldwide cost structure in light of significant investments that have been made through increased operating and capital expenditures, acquisitions in recent periods, and in advance of the expiration of the various Live Nation ticketing agreements beginning in December 2008. As a result of this review, commencing in the third quarter of 2008, Ticketmaster Entertainment began to effect a series of actions expected to reduce 2009 annual operating expenses by approximately $35.0 million from reductions in personnel, consolidation of customer contact centers, and the balance from reductions in other operating costs and other discretionary costs. The cost-reduction efforts in the ticketing segment were substantially completed in the second quarter of 2009.

        The following table summarizes the restructuring liabilities balance related to the actions taken in 2008 (included as a component of other accrued expenses within the Consolidated Balance Sheets) as of September 30, 2009.

	Balance as of January 1, 2009	Credit to expense	Cash payments	Foreign Exchange Translation	Balance as of September 30, 2009
	(In thousands)
Employee termination costs	$5,687	(55)	(5,130)	(12)	$490

Total	$5,687	(55)	(5,130)	(12)	$490

        During the first quarter of 2009, the Company recorded a severance and separation charge of $1.4 million for the resignation of an executive of Ticketmaster Entertainment. As of September 30, 2009, $1.1 million of this liability remains to be paid in bi-weekly installments for the remaining period of eighteen months through March 2011. The severance charge was included in the general and administrative expense line item in the Consolidated Statement of Operations for the nine months ended September 30, 2009.

TICKETMASTER ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—INTANGIBLES AMORTIZATION

        In the current year, as a result of consideration of operating results and other events impacting the business, the Company evaluated the remaining useful lives attributed to certain intangible assets in accordance with Topic 350. The Company determined that circumstances warranted a revision to the remaining period of amortization for the related intangible assets. The Company determined that certain international ticketing agreement intangible assets did not have a useful life beyond the second quarter of 2009, and as such, the Company accelerated the amortization of these assets to fully amortize the assets by the end of the second quarter of 2009. The additional amortization expense related to the ticketing agreement intangible assets equaled $5.1 million, the entire balance of which was reflected in the Ticketing segment in the second quarter of 2009.

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

        The proposed transaction has been subject to antitrust/competition regulatory review in the United States and four other countries. Ticketmaster Entertainment remains optimistic that the regulatory process will be completed, and the Merger will close, during the first quarter of 2010. In the United States, Ticketmaster Entertainment and Live Nation are engaged in discussions with the U.S. Department of Justice, Antitrust Division ("DOJ") regarding the proposed transaction. The parties have certified compliance with the DOJ's respective "second requests" and are now in the process of discussing the proposed transaction, and ways the parties might address any of the DOJ's concerns, with the DOJ, as well as responding to supplemental information requests from the DOJ about the parties' respective businesses.

        The other jurisdictions where the transaction has been under regulatory review are Canada, the United Kingdom, Norway and Turkey. The Canadian Bureau of Competition ("CBC") issued a "second request" for additional information relating to the parties' respective businesses, and the parties are in the process of finalizing their responses to the CBC's requests. The U.K. authorities have issued several information requests to which the parties have responded, and the matter is now before the UK Competition Commission ("CC") via a referral from the UK Office of Fair Trading ("OFT") which completed its investigation in June 2009 and determined that further evaluation by the CC is warranted in light of competition concerns that were identified by the OFT. The CC published its "Provisional Findings" regarding the Merger on October 8, 2009, and on October 29, 2009 held remedies hearings with the parties to review how the parties might address and resolve the CC's concerns as set forth in its provisional findings that the Merger would result in a "substantial lessening of competition" in the UK ticketing market. The CC is scheduled to issue its final report on the Merger on or before January 19, 2010. The Norwegian and Turkish competition authorities have both completed and closed their investigations without asserting any objections to the Merger.

Basis of Presentation

        These interim unaudited consolidated financial statements of Ticketmaster Entertainment discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations present our results of operations, financial position, temporary equity and equity, comprehensive income and cash flows on a consolidated basis. The consolidated financial statements include Ticketmaster Entertainment's investment in Front Line, which was consolidated beginning October 29, 2008, when the Company increased its ownership interest from 39.4% to 82.3% (approximately 75% on a diluted basis). Prior to October 29, 2008, the investment in Front Line was accounted for using the equity method of accounting.

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

Results of Operations for the Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2008

Ticketmaster Entertainment Consolidated Results of Operations

Revenue

  For the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Revenue—Domestic	$259,395	$233,295	11%	$796,764	$734,555	8%
Revenue—International	89,131	105,906	(16)%	280,634	335,996	(16)%

Total revenue	$348,526	$339,201	3%	$1,077,398	$1,070,551	1%

Consolidated

        Revenue in the three months ended September 30, 2009 increased $9.3 million, or 3%, from the prior-year quarter primarily due to contributions from Front Line, in which the Company acquired a majority interest in October 2008, partially offset by lower ticketing revenue attributable to Ticketmaster Entertainment's largest client through 2008, Live Nation (including its subsidiary, House of Blues) following the expiration on December 31, 2008 of the principal agreement for primary ticketing services to Live Nation. On a world-wide basis, there was a 12% decrease in the number of primary tickets sold and a 4% decrease in average revenue per ticket. Excluding the impact of Live Nation, there was a 5% decrease in the number of primary tickets sold and less than a 1% decrease in average revenue per ticket.

        Domestic revenue increased by 11% compared to the prior-year quarter due primarily to contributions from Front Line, partially offset by a 14% decrease in the number of tickets sold, along with a 2% decrease in average revenue per ticket due to lower ticketing revenue attributable to Live Nation, mentioned above. Ticketing volumes were lower across all major categories except Sports, with the largest impact experienced in the Concerts category due to the expiration of the principal agreement for primary ticketing with Live Nation, as well as a smaller number of large concert events compared to the prior-year quarter. Excluding the impact of Live Nation, there was a 2% decrease in the number of tickets sold domestically. International revenue decreased by 16% primarily due to a 10% decrease in the number of tickets sold along with an 8% decrease in average revenue per ticket in Ticketmaster Entertainment's international operations. The decrease in the number of tickets sold was driven primarily by a decline in the Concerts category. The decline in the average revenue per ticket was due largely to due largely to the volatility of foreign exchange rates. Excluding the impact of foreign exchange rates, international revenue decreased by 7% compared to the prior-year period, primarily due to sales declines in Canada, the Netherlands and Australia, partially offset by higher revenue in the United Kingdom, Sweden and Norway.

        Ticketmaster Entertainment's largest client through 2008, Live Nation (including its subsidiary, House of Blues), represented approximately 3% and 16% of Ticketmaster Entertainment's consolidated revenue for the three months ended September 30, 2009 and 2008, respectively.

        Revenue in the nine months ended September 30, 2009 increased $6.8 million from 2008 primarily due to contributions from Front Line in which the Company acquired a majority interest in October 2008, partially offset by lower ticketing revenue attributable to Ticketmaster Entertainment's largest client through 2008, Live Nation (including its subsidiary, House of Blues) following the expiration on December 31, 2008 of the principal agreement for primary ticketing services to Live Nation. On a world-wide basis, there was a 10% decrease in the number of primary tickets sold and a 4% decrease in average revenue per ticket. Excluding the impact of Live Nation, there was a 2% decrease in the number of primary tickets sold with no change in the average revenue per ticket.

        Domestic revenue for the nine months ended September 30, 2009 increased by 8% compared to the prior-year period primarily due to contributions from Front Line offset by an 11% decrease in the number of tickets sold, as well as a 1% decrease in average revenue per ticket. Ticketing volumes were lower across all categories, with the largest impact experienced in the Concerts category due to the expiration of the principal agreement for primary ticketing with Live Nation. Excluding the impact of Live Nation, there was a 2% increase in the number of tickets sold domestically. International revenue decreased by 16% primarily due to a 9% decrease in the number of tickets sold along with a 9% decrease in average revenue per ticket in Ticketmaster Entertainment's international operations. The decrease in the number of tickets sold was driven primarily by a decline in the Concerts category. The decline in the average revenue per ticket is due largely to the volatility of foreign exchange rates. Excluding the impact of foreign exchange rates, international revenue decreased by 2% compared to the same-prior-year period, primarily due to sales declines in the Netherlands, Canada and Australia, partially offset by higher revenue in the United Kingdom, Ireland and Spain.

        Ticketmaster Entertainment's largest client through 2008, Live Nation (including its subsidiary, House of Blues), represented approximately 6% and 16% of Ticketmaster Entertainment's consolidated revenue for the nine months ended September 30, 2009 and 2008, respectively.

  For the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Revenue:
Ticketing	$292,138	$339,201	(14)%	$943,065	$1,070,551	(12)%
Artist Services	56,388	—	NM	134,333	—	NM

Total revenue	$348,526	$339,201	3%	$1,077,398	$1,070,551	1%

Ticketing

        Refer to "—Consolidated," directly above, for a discussion of revenues in Ticketmaster Entertainment's Ticketing segment.

Artist Services

        On October 29, 2008, Ticketmaster Entertainment acquired additional equity interests in Front Line, giving Ticketmaster Entertainment a controlling interest in the business. Ticketmaster Entertainment has consolidated the results of Front Line since the acquisition date and has entered into the artist services business by virtue of the acquisition. The artist services business focuses on artist management, merchandising, VIP ticketing and related artist marketing services activities. In the three and nine months ended September 30, 2009, Front Line generated revenues of $56.4 million and $134.3 million, respectively, from VIP ticketing, core management services, non-artist management services and strategic acquisitions.

Cost of Sales

  For the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Cost of sales:
Ticketing	$180,158	$216,693	(17)%	$599,330	$686,264	(13)%
Artist Services	25,431	—	NM	59,626	—	NM

Total cost of sales	$205,589	$216,693	(5)%	$658,956	$686,264	(4)%

As a percentage of total revenue	59%	64%	(489)bp	61%	64%	(294)bp
Gross margins	41%	36%	489bp	39%	36%	294bp

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

        Cost of sales for the three and nine months ended September 30, 2009 decreased $11.1 million and $27.3 million, respectively, from the prior-year, primarily due to decreases in compensation and other employee-related costs, ticketing royalties, credit card processing fees and costs associated with call center operations. These decreases were partially offset by costs of sales associated with Front Line, which Ticketmaster Entertainment has now consolidated.

Ticketing

        Ticketing cost of sales for the quarter ended September 30, 2009 decreased $36.5 million from the prior-year quarter, primarily due to decreases of $22.0 million in compensation and other employee-related costs, $10.3 million in ticketing royalties, $4.1 million in credit card processing fees and $1.7 million in cost savings from call center operations. The decrease in compensation and other employee-related costs was due in part to a reduction in headcount. The decrease in ticketing royalties and credit card processing fees was primarily due to lower convenience and processing revenues. The cost savings from call center operations was due to the lower volume of customer calls handled by the call centers, as well as the Company's focus on increased efficiencies and reducing overall expenses.

        Ticketing cost of sales for the nine months ended September 30, 2009 decreased $86.9 million from 2008, primarily due to decreases of $39.5 million in compensation and other employee-related costs, $33.4 million in ticketing royalties, $7.5 million in credit card processing fees and $6.5 million in cost savings from call center operations. The decrease in compensation and other employee-related costs was due in part to a reduction in headcount. The decrease in ticketing royalties and credit card processing fees was primarily due to lower convenience and processing revenues. The cost savings from call center operations was due to the lower volume of customer calls handled by the call centers, as well the Company's focus on increased efficiencies and reducing overall expenses.

Artist Services

        On October 29, 2008, Ticketmaster Entertainment acquired additional equity interests in Front Line, giving Ticketmaster Entertainment a controlling interest in the business. Ticketmaster Entertainment has consolidated the results of Front Line since the acquisition date and has entered into the artist services business by virtue of the acquisition. In the three and nine months ended September 30, 2009, Front Line recorded cost of sales of $25.4 million and $59.6 million, respectively. Of the total cost of sales for the three and nine months ended September 30, 2009, Front Line incurred $20.7 million and $44.8 million of merchandise-related costs. The remaining balance is primarily due to costs related to fulfillment of VIP ticketing packages sold to customers.

Selling and marketing expense

  For the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Selling and marketing expense:
Ticketing	$23,986	$26,535	(10)%	$67,871	$70,564	(4)%
Artist Services	—	—	NM	—	—	NM

Total selling and marketing expense	$23,986	$26,535	(10)%	$67,871	$70,564	(4)%

As a percentage of total revenue	7%	8%	(94)bp	6%	7%	(29)bp

        Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in customer service and sales functions. Advertising and promotional expenditures primarily include online marketing, including fees paid to search engine and distribution partners, as well as offline marketing, including sports sponsorship marketing and radio spending. Sports sponsorship agreements are intended to promote Ticketmaster Entertainment's ticket resale services. Selling and marketing expenses are incurred only for the ticketing segment and do not impact the artist services segment.

        Selling and marketing expense for the three months ended September 30, 2009 decreased $2.5 million from the prior-year quarter, primarily due to a decrease of $1.7 million in advertising and promotional expenditures, and a decrease of $1.3 million in compensation and other employee-related costs, partially offset by an increase of $0.7 million in technology support costs. The decrease in advertising and promotional expenditures was due, in part, to a decrease in sports sponsorship marketing expense and fees paid to search engine partners for online marketing. The decrease in compensation and other employee-related costs was due in part to a reduction in headcount.

        Selling and marketing expense for the nine months ended September 30, 2009 decreased $2.7 million from the prior-year quarter, primarily due to a decrease of $1.3 million in advertising and promotional expenditures, and a decrease of $0.9 million in compensation and other employee-related costs. The decrease in advertising and promotional expenditures was due, in part, to a decrease in sports sponsorship marketing expense and fees paid to search engine partners for online marketing. The decrease in compensation and other employee-related costs was due in part to a reduction in headcount.

General and administrative expense

  For the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
General and administrative expense:
Ticketing	$26,258	$23,304	13%	$72,493	$74,203	(2)%
Artist Services	14,905	—	NM	47,392	—	NM
Corporate and unallocated	24,819	24,329	2%	75,001	60,927	23%

Total general and administrative expense	$65,982	$47,633	39%	$194,886	$135,130	44%

As a percentage of total revenue	19%	14%	489bp	18%	13%	547bp

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources and executive management functions, facilities costs and fees for professional services.

        General and administrative expense for the three months ended September 30, 2009 increased $18.3 million from the prior-year quarter, primarily due to increases of $8.8 million in compensation and other employee-related costs and $4.8 million in professional fees. The increase in compensation and other employee-related costs was primarily due to $10.2 million of Front Line compensation which was not included in the prior-year quarter, partially offset by cost savings from Ticketmaster Entertainment's restructuring plan. General and administrative expense includes non-cash and stock-based compensation expense of $6.6 million and $7.8 million for the three months ended September 30,

2009 and 2008, respectively. The decrease in non-cash and stock-based compensation was primarily due to nonrecurring charges in the prior year for modifications of existing stock-based compensation awards in connection with the Ticketmaster Entertainment spin-off. The increase in professional fees was primarily due to $6.9 million of legal and professional fees incurred in connection with the pending Merger with Live Nation, partially offset by lower costs for other professional services. Excluding the impact of Front Line, general and administrative expense increased $3.4 million, or 7%.

        General and administrative expense for the nine months ended September 30, 2009 increased $59.8 million from the prior-year period, primarily due to increases of $27.3 million in compensation and other employee-related costs and $18.9 million in professional fees. The increase in compensation and other employee-related costs was primarily due to $34.4 million of Front Line compensation which was not included in the prior-year period, partially offset by cost savings from Ticketmaster Entertainment's restructuring plan. General and administrative expense includes non-cash and stock-based compensation expense of $18.8 million and $18.1 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in non-cash and stock-based compensation was primarily due to the grant of new awards subsequent to the Ticketmaster Entertainment spin-off and the grants of awards in connection with 2008 acquisitions, offset by charges in the prior year for modifications of existing stock-based compensation awards in connection with the Ticketmaster Entertainment spin-off. The increase in professional fees was primarily due to $21.3 million of legal and professional fees incurred in connection with the pending Merger with Live Nation, partially offset by lower costs for other professional services. Excluding the impact of Front Line, general and administrative expense increased $12.4 million, or 9%.

Depreciation

  For the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Depreciation:
Ticketing	$13,248	$12,357	7%	$37,892	$33,851	12%
Artist Services	130	—	NM	398	—	NM
Corporate and unallocated	793	860	(8)%	2,360	2,249	5%

Total depreciation	$14,171	$13,217	7%	$40,650	$36,100	13%

As a percentage of total revenue	4%	4%	17bp	4%	3%	40bp

        Depreciation for the three and nine months ended September 30, 2009 increased $1.0 million and $4.6 million, respectively, from 2008 primarily due to additional equipment and internally developed software put into service in the current year.

Adjusted EBITDA

        Adjusted EBITDA is a supplemental measure and is defined in "—Ticketmaster Entertainment's Principles of Financial Reporting," below.

  For the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Adjusted EBITDA:
Ticketing	$62,732	$75,626	(17)%	$206,718	$248,196	(17)%
Artist Services	19,588	—	NM	37,690	—	NM
Corporate and unallocated	(22,520)	(18,336)	23%	(69,290)	(49,260)	41%

Total Adjusted EBITDA	$59,800	$57,290	4%	$175,118	$198,936	(12)%

        Adjusted EBITDA for the three months ended September 30, 2009 increased $2.5 million from the prior-year quarter, due primarily to contributions from Front Line, in which the Company acquired a majority interest in October 2008, as well as lower cost of sales and selling and marketing expense, discussed above. These increases in Adjusted EBITDA were partially offset by lower sales volumes and increases in general and administrative expense, which were also discussed above. Excluding the impact of Ticketmaster Entertainment's acquisition of a majority interest in Front Line in October 2008, Adjusted EBITDA decreased $17.1 million, or 30%.

        Adjusted EBITDA for the nine months ended September 30, 2009 decreased $23.8 million from the prior-year period, due to lower sales volumes and increases in general and administrative expense, partially offset by contributions from Front Line, lower cost of sales and selling and marketing expenses, discussed above. Excluding the impact of Ticketmaster Entertainment's acquisition of a majority interest in Front Line in October 2008, Adjusted EBITDA decreased $61.5 million, or 31%.

Operating income

  For the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Operating income (loss):
Ticketing	$41,675	$52,044	(20)%	$139,250	$176,998	(21)%
Artist Services	5,108	—	NM	(396)	—	NM
Corporate and unallocated	(25,612)	(25,189)	2%	(77,361)	(63,176)	22%

Total operating income	$21,171	$26,855	(21)%	$61,493	$113,823	(46)%

        Operating income for the three months ended September 30, 2009 decreased $5.7 million from the prior-year quarter, primarily due to increases of $9.4 million in amortization of intangibles and $1.0 million in depreciation expense, partially offset by the increase in Adjusted EBITDA described above and a decrease of $2.1 million in non-cash and stock-based compensation expense. The increase in intangible amortization expense was attributable to incremental amortization expense from the impact of recent acquisitions which were not included in the prior-year quarter. Excluding the impact of Ticketmaster Entertainment's acquisition of a majority interest in Front Line in October 2008, operating income decreased $10.8 million or 40%.

        Operating income for the nine months ended September 30, 2009 decreased $52.3 million from the prior-year period, primarily due to the decrease in Adjusted EBITDA described above and increases of $24.9 million in amortization of intangibles and $4.6 million in depreciation expense. The increase in intangible amortization expense was due to the acceleration of amortization expense of $5.1 million related to certain international ticketing agreement intangible assets and incremental amortization expense from the impact of recent acquisitions which were not included in the prior-year period. Excluding the impact of Ticketmaster Entertainment's acquisition of a majority interest in Front Line in October 2008, operating income decreased $51.9 million or 46%.

Corporate and unallocated expenses

        Corporate and unallocated expenses primarily include compensation and other employee costs (including stock-based compensation), outside services and professional fees. Corporate and unallocated expenses for the three months and nine months ended September 30, 2009 increased $0.4 million and $14.2 million, respectively, from the prior-year periods primarily due to higher legal and professional fees associated with the pending Merger with Live Nation and professional services related to operating as a publicly traded company. These higher costs were partially offset by a decrease in non-cash and stock-based compensation due to nonrecurring charges in the prior-year quarter for modifications of existing stock-based compensation awards in connection with the Ticketmaster Entertainment spin-off.

Other expense, net

  For the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Other expense, net:
Interest income	$546	$4,685	(88)%	$1,914	$11,438	(83)%
Interest expense	(15,243)	(10,909)	40%	(48,818)	(20,545)	138%
Equity in income of unconsolidated affiliates	700	2,850	(75)%	2,588	2,048	26%
Other income (expense)	4,290	(413)	NM	7,829	244	NM

Interest income

        Interest income in 2009 for the three and nine months ended September 30, 2009 decreased $4.1 million and $9.5 million, respectively, from the prior-year periods primarily due to the extinguishment of intercompany receivables from IAC upon the consummation of the Ticketmaster Entertainment spin-off and lower average interest rates.

Interest expense

        Interest expense for the three and nine months ended September 30, 2009 increased $4.3 million and $28.3 million, respectively, from the prior-year periods. The increase for the three months ended September 30, 2009 was primarily due to incremental interest expense and amortization of debt issuance costs of $5.0 million related to Ticketmaster Entertainment's Senior Notes and Senior Secured Credit Facilities, partially offset by lower interest related to capital leases. The increase for the nine months ended September 30, 2009 was primarily due to incremental interest expense and amortization of debt issuance costs of $37.6 million related to the previously mentioned Senior Notes and Senior

Secured Credit Facilities, partially offset by an $8.3 million cumulative interest charge from IAC in the second quarter of 2008 and lower interest related to capital leases.

Equity in income of unconsolidated affiliates

        Equity in the income of unconsolidated affiliates for the three and nine months ended September 30, 2009 decreased $2.2 million and increased $0.5 million, respectively, from the prior-year periods. The decrease in the income of unconsolidated affiliates for the three months ended September 30, 2009 was primarily due the absence of equity in the income of Front Line in the current year as the Company acquired a majority interest in Front Line in October 2008, partially offset by negative financial performance of the Company's joint venture in China which impacted the prior year. The increase in the income of unconsolidated affiliates for the nine months ended September 30, 2009 is primarily due to the negative financial performance of the Company's joint venture in China which impacted the prior year, partially offset by the absence of equity in the income of Front Line in the current year as the Company acquired a majority interest in Front Line in October 2008. For the three and nine months ended September 30, 2008, the Company recognized income of $3.4 million and $2.0 million, respectively, from its noncontrolling interest in Front Line.

Other income (expense)

        Other income (expense) in 2009 for the three and nine months ended September 30, 2009 increased $4.7 million and $7.6 million, respectively, from the prior-year periods. The increase in other income for the three and nine months ended September 30, 2009 is due primarily to gains of $3.7 million and $7.2 million, respectively, on foreign currency exchange related to the Company's operating activities outside of the United States compared to a loss of $0.4 million and a gain of $0.2 million in the three and nine months ended September 30, 2008, respectively. In the third quarter, the Company also recognized a gain of $2.9 million from the sale of its equity investment in iLike.com and a gain of $1.5 million on the extinguishment of a portion of its Senior Notes. Partially offsetting these items, the Company recognized an other than temporary impairment of $3.8 million related to its cost basis investment in BCV; refer to Note 8—Equity Investments in Unconsolidated Affiliates, in the Notes to Unaudited Consolidated Financial Statements, for additional information.

Income tax provision

        For the three months ended September 30, 2009 and 2008, Ticketmaster Entertainment recorded a tax provision of $2.2 million and $13.3 million, respectively, which represent effective tax rates of 19% and 58%, respectively. The 2009 tax rate is lower than the federal statutory rate of 35% due principally to foreign income taxed at lower rates including the effects of our international restructuring and net adjustments related to the reconciliation of provision accruals to tax returns, partially offset by losses in foreign jurisdictions for which no tax benefit can be recognized and partnership flow-through losses attributable to noncontrolling interests. The 2008 tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes, net adjustments related to the reconciliation of provision accruals to tax returns, and losses not benefited in foreign jurisdictions, partially offset by foreign income taxed at lower rates.

        For the nine months ended September 30, 2009 and 2008, Ticketmaster Entertainment recorded tax provisions of $7.9 million and $43.0 million, respectively, which represent effective tax rates of 32% and 40%, respectively. The 2009 tax rate is lower than the federal statutory rate of 35% due principally to foreign income taxed at lower rates including the effects of our international restructuring, net adjustments related to the reconciliation of provision accruals to tax returns, foreign tax credits related to foreign dividends and deductible payments made in connection with a dividend, partially offset by losses in foreign jurisdictions for which no tax benefit can be recognized, partnership flow-through losses attributable to noncontrolling interests and adjustments to deferred taxes due to newly enacted state tax legislation. Excluding the effects of the newly enacted state tax legislation, the Company's effective tax rate would have been 26%. The 2008 tax rate is higher than the federal statutory rate of 35% principally due to state and local income taxes and losses not benefited in foreign jurisdictions, partially offset by foreign income taxed at lower rates.

        As of December 31, 2008 and September 30, 2009, the Company had unrecognized tax benefits of approximately $1.3 million and $4.9 million, respectively. During the three and nine months ended September 30, 2009, the unrecognized tax benefits increased by approximately $1.2 million and $3.6 million, respectively, as a result of historical state tax positions and foreign income tax positions taken in the current year. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the three and nine months ended September 30, 2009 is $0.1 million and $0.2 million, respectively, net of related deferred taxes, for interest and penalties on unrecognized tax benefits. At September 30, 2009, the Company has accrued $0.7 million for the payment of interest and penalties.

        By virtue of previously filed separate company tax returns, as well as consolidated tax returns with IAC, Ticketmaster Entertainment is routinely under audit by federal, state, local and foreign income tax authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the amounts recorded for unrecognized tax benefits and the amounts owed by Ticketmaster Entertainment are recorded in the period they become known. Ticketmaster Entertainment believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $1.4 million within twelve months of the current reporting date due to settlements and expirations of applicable statute of limitations. An estimate of other changes in unrecognized tax benefits cannot be made, but such changes are not expected to be significant.

Segment Operating Results

        The overall concept that Ticketmaster Entertainment employs in determining its operating segments is to present the financial information in a manner consistent with how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. Operating segments are consolidated for reporting purposes if they have similar economic characteristics and meet the aggregation criteria of ASC 280, Segment Reporting ("Topic 280").

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

 LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2009, Ticketmaster Entertainment had $595.1 million of cash and cash equivalents including $381.9 million in funds representing amounts equal to the face value of tickets sold on behalf of clients ("client funds"). Ticketmaster Entertainment's $595.1 million of cash and cash equivalents included approximately $335.4 million which were maintained principally in Canada, the United Kingdom, Australia and Ireland; of this balance, $219.1 million were client funds. The Company does not utilize client funds for its own financing or investing activities as the amounts are payable to clients.

        Net cash provided by operating activities was $189.8 million and $200.8 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease of $11.0 million in net cash provided by operating activities reflected the decline in operating results and higher interest payments in 2009 compared to 2008. The decrease in net cash provided by operating activities was partially offset by higher contributions from client funds of $57.8 million, driven by the timing of settlements with clients, and favorable changes in working capital, which included the timing of settlements for accrued liabilities and income taxes payable.

        Net cash used in investing activities in the nine months ended September 30, 2009 of $61.4 million primarily resulted from cash paid for capital expenditures of $36.0 million and $25.6 million for acquisitions in the artist services segment. Net cash used in investing activities in the nine months ended September 30, 2008 of $1,357.1 million primarily resulted from cash transfers to IAC of $910.1 million, acquisitions, net of cash acquired, of $405.5 million and capital expenditures of $37.0 million. The cash transfers related to IAC's centrally managed U.S. treasury function. Acquisitions, net of cash acquired, primarily related to the acquisitions of TicketsNow, Paciolan and GET ME IN!.

        Net cash used in financing activities in the nine months ended September 30, 2009 of $34.7 million was primarily due to the repurchase and retirement of $13.0 million face value of the outstanding Senior Notes for $11.5 million in cash, the repayment of $15.0 million of the outstanding balance on the Company's Revolver, $6.3 million of distributions to noncontrolling interest holders and $1.5 million of payments on capital leases. Net cash provided by financing activities of $1,141.1 million in the nine months ended September 30, 2008 was primarily due to $300.0 million of proceeds received from the issuance of the Senior Notes and $450.0 million of proceeds received under the Senior Secured Credit Facilities. In addition, the Company drew down $15.0 million on its Revolver. The Company incurred $27.2 million of costs for these debt financings which were initiated in connection with the spin-off. In addition, the Company received $405.5 million in capital contributions from IAC during the nine-month period.

        Ticketmaster Entertainment anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. Ticketmaster Entertainment's ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations and the overall capacity and terms of its financing arrangements. Ticketmaster Entertainment believes that its cash on hand, excluding client funds, along with its anticipated operating cash flow in 2009 and its access to financing arrangements, are sufficient to fund operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

        Under the Company's Senior Secured Credit Facilities and the indenture governing the Company's Senior Notes, the Company is required to comply with certain financial covenants. The Senior Notes contain two incurrence-based financial covenants, requiring that the Company meet a minimum fixed charge coverage ratio, as defined therein, of 2.0 to 1.0 and a maximum secured leverage ratio, as defined therein, of 2.25 to 1.0 in order to incur additional indebtedness, other than permitted debt. The senior secured credit facility has two maintenance-based quarterly financial covenants, requiring a maximum total leverage ratio of 3.5 to 1.0 and a minimum interest coverage ratio of 3.0 to 1.0. The total leverage ratio for the Senior Secured Credit Facilities, calculated as total debt, as defined therein, divided by total earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined therein, for the trailing twelve-month period is the most sensitive to change as debt levels increase and/or earnings decline. As of September 30, 2009, the Company was in compliance with all maintenance-based financial covenants.

        The Company believes it has adequate cash and cash equivalents and it will generate sufficient cash from operations to pay-down a portion of its debt, if required, in order to maintain compliance with all financial covenants through December 31, 2009. Ticketmaster Entertainment may, from time to time, engage in open market purchases of its Senior Notes.

        In the event that the proposed Merger with Live Nation is consummated, we expect that the cost of capital related to our bank financing will increase at such time as a result of having obtained amendments to the Senior Secured Credit Facilities required for the proposed Merger.

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

Recent Accounting Pronouncements

        Refer to the discussion of our accounting policies in our audited consolidated financial statements and notes for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K, as amended, filed with the SEC. In addition, refer to Note 2—Summary of Recent Accounting Standards in the Notes to Unaudited Consolidated Financial Statements.

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

Definition of Ticketmaster Entertainment's Supplemental Measure

        Adjusted Earnings before Interest, Income Taxes, Depreciation and Amortization ("Adjusted EBITDA"), is defined as operating income excluding, if applicable: (1) depreciation expense, (2) non-cash and stock-based compensation expense, (3) amortization and impairment of intangibles, (4) goodwill and other impairments, (5) pro forma adjustments for significant acquisitions, fair value adjustments to contingent consideration and executive compensation expense associated with significant transactions or the Merger with Live Nation and (6) one-time items. Ticketmaster Entertainment believes this measure is useful to investors because it represents the operating results from Ticketmaster Entertainment businesses excluding the effects of non-cash expenses. The Adjusted EBITDA metric was named Adjusted Operating Income in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. Adjusted EBITDA has certain limitations in that it does not take into account the impact to Ticketmaster Entertainment's Consolidated Statements of Operations of certain expenses, including acquisition-related accounting. Ticketmaster Entertainment endeavors to compensate for the limitations of the supplemental measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the supplemental measure.

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

Non-Cash and Stock-based Expenses That Are Excluded From Ticketmaster Entertainment's Supplemental Measure

        Non-cash and stock-based compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of restricted stock, restricted stock units and stock options. These expenses are not paid in cash, and Ticketmaster Entertainment will include the related shares in its future calculations of fully diluted shares outstanding. For the majority of the awards, upon vesting of restricted stock and restricted stock units and the exercise of certain stock options, the awards will be settled, at Ticketmaster Entertainment's discretion, on a net basis, with Ticketmaster Entertainment remitting the required tax withholding amount from its current funds. For certain stock-based awards which are classified as liabilities, upon vesting of the awards, the awards will be redeemed in cash at the then fair value of the stock awards.

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

 RECONCILIATION OF ADJUSTED EBITDA

        For a reconciliation of Adjusted EBITDA to Net income attributable to Ticketmaster Entertainment, Inc. for the three and nine months ended September 30, 2009 and 2008, see Note 3—Segment Information in Notes to Unaudited Consolidated Financial Statements.

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

        On August 31, 2005, the plaintiffs filed their first amended complaint, for the first time pleading this case as a putative class action. The first amended complaint alleged (i) as before, that Ticketmaster Entertainment's website disclosures in respect of its charges for UPS ticket delivery violate the UCL, and (ii) for the first time, that Ticketmaster Entertainment's website disclosures in respect of its ticket order-processing fees constitute false advertising in violation of California's False Advertising Law or "FAL," codified at California Business and Professions Code sections 17500 et seq. On this latter claim, the amended complaint seeks restitution or disgorgement of the entire amount of order-processing fees charged by Ticketmaster Entertainment during the applicable statute of limitations period.

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

        On May 18, 2009, the California Supreme Court decided the Tobacco II case. On April 1, 2009, the Court granted plaintiff's motion for leave to file a Second Amended Complaint that purports to clarify plaintiff's existing claims under the UCL and FAL and adds new claims that (a) Ticketmaster Entertainment's order processing fees are unconscionable under the UCL and (b) Ticketmaster's alleged business practices violate the "unlawful" prong of the UCL because they also allegedly constitute an underlying violation of California's Consumer Legal Remedies Act (codified at California

Civil Code sections 1750 et seq.). Ticketmaster Entertainment filed a demurrer to the Second Amended Complaint on May 8, 2009. Plaintiffs have filed a Third Amended Complaint to attempt to cure deficiencies in the Second Amended Complaint and to seek to address the California Supreme Court's holding in Tobacco II. Ticketmaster Entertainment filed a demurrer to the Third Amended Complaint on July 3. The hearing on the demurrer took place on August 7, 2009. The court took the matter under submission. Plaintiffs filed their second class certification motion on August 31, 2009, which Ticketmaster Entertainment opposed on September 21, 2009. The hearing on the motion is scheduled for November 19, 2009.

  2001 Securities Class Action Litigation

        On November 30, 2001, a purported securities class action was filed against Ticketmaster Entertainment and other defendants in the U.S. District Court for the Southern District of New York. Plaintiff's suit was brought on behalf of purchasers of Ticketmaster Entertainment common stock during the period from the date of its initial public offering through December 6, 2000, and alleged violations by Ticketmaster Entertainment of Section 10(b) of the Exchange Act and Section 11 of the Securities Act. Plaintiff alleged that Ticketmaster Entertainment failed to disclose that its underwriters were to receive undisclosed and excessive compensation and had agreed to allocate shares in the IPO to customers in exchange for agreements to purchase shares in the aftermarket at pre-determined prices. This action was later consolidated with hundreds of similar actions against issuers and underwriters in the U.S. District Court for the Southern District of New York in In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). On February 19, 2003, the court granted a motion to dismiss the Section 10(b) claim against Ticketmaster Entertainment, but denied the motion as to the Section 11 claim against Ticketmaster Entertainment. On October 13, 2004, the district court granted a motion for class certification in the six so-called class certification "focus" cases in the consolidated litigation. Ticketmaster Entertainment is not a party in any of these focus cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit reversed the trial court's decision. On August 14, 2007, plaintiffs filed amended complaints containing new class definitions in the six class certification focus cases. On November 13, 2007, the issuer defendants filed a motion to dismiss the amended complaints in the focus cases. On March 26, 2008, the district court granted this motion in part and denied it in part. Accordingly, this action remains pending against Ticketmaster Entertainment. The plaintiffs had filed a motion for class certification in the six class certification focus cases, however, on October 3, 2008, plaintiffs requested to withdraw that motion without prejudice. On October 10, 2008, the Court granted that request. On April 2, 2009, a proposed settlement among the parties in the consolidated litigation was filed with the Court, which, if finally approved by the Court, would result in the dismissal of the claims against the Company with prejudice. On June 9, 2009, the Court granted preliminary approval to the proposed settlement and scheduled a settlement fairness hearing for September 10, 2009. On October 6, 2009, the court approved the settlement.

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

  United States Consumer Class Action Litigation Relating to TicketsNow

        From February through June of 2009, eleven purported class action lawsuits asserting causes of action under various state consumer protection laws were filed against Ticketmaster Entertainment and TicketsNow in District Courts in California, New Jersey, Minnesota, Pennsylvania, and North Carolina. The lawsuits allege that Ticketmaster and TicketsNow unlawfully deceived consumers by, among other things, selling large quantities of tickets to TicketsNow's ticket brokers, either prior to or at the time that tickets for an event go on sale, thereby forcing consumers to purchase tickets at significantly marked-up prices on TicketsNow instead of Ticketmaster.com. Plaintiffs further claim that Ticketmaster Entertainment violated various state consumer protection laws by allegedly "redirecting" consumers from Ticketmaster.com to Ticketsnow.com, thereby engaging in false advertising and an unfair business practice by deceiving consumers into inadvertently purchasing tickets from TicketsNow for amounts greater than face value. Plaintiffs claim that Ticketmaster Entertainment has been unjustly enriched by this conduct and seek compensatory damages, a refund to every class member of the difference between face value and the amount paid to TicketsNow, an injunction preventing Ticketmaster Entertainment from engaging in further unfair business practices with TicketsNow, and attorney fees and costs. On July 20, 2009, all of the cases were consolidated and transferred to the Central District of California. Plaintiffs filed their consolidated class action complaint on September 25, 2009. Ticketmaster Entertainment filed its response on October 26, 2009.

  Litigation Relating to the Pending Merger with Live Nation

        Ticketmaster Entertainment and each of its directors have been named as defendants in two lawsuits filed in the Superior Court of California, Los Angeles County (the "Court"), challenging the Merger: McBride v. Ticketmaster Entertainment, Inc., No. BC407677, and Police and Fire Retirement System of the City of Detroit v. Ticketmaster Entertainment, Inc., No. BC408228. These actions were consolidated under the caption In re Ticketmaster Entertainment Shareholder Litigation, Lead Case No. BC407677, by a court order dated March 30, 2009. The plaintiffs filed an amended complaint in the consolidated action on July 2, 2009 and a second amended complaint on September 10, 2009 which superseded the earlier complaints. The second amended consolidated complaint generally alleges that Ticketmaster Entertainment and its directors breached their fiduciary duties by entering into the Merger Agreement without regard to the fairness of the Merger Agreement to the Ticketmaster Entertainment stockholders and by failing to obtain adequate consideration for shares of Ticketmaster Entertainment common stock. The second amended consolidated complaint also alleges that the preliminary joint proxy statement/prospectus of Live Nation and Ticketmaster Entertainment, which is a part of Amendment No. 1 to the Registration Statement of Live Nation that was filed with the SEC on July 1, 2009, contains material omissions and misstatements. Live Nation and Ticketmaster Entertainment's financial advisor, Allen & Co., are also named as defendants in the consolidated action and are charged with aiding and abetting the Ticketmaster Entertainment directors' alleged breaches of fiduciary duty. Among other things, the second amended consolidated complaint seeks an injunction barring the completion of the Merger until an adequate proxy statement is filed and Ticketmaster Entertainment and its directors have completed a proper process for selling Ticketmaster Entertainment or evaluating its strategic alternatives, rescission of the Merger Agreement compensatory damages, and attorneys' fees and expenses. Plaintiffs have filed a motion for leave to file a third amended complaint that is presently pending with the Court. Ticketmaster Entertainment and Live Nation believe the litigation is without merit and intend to defend it vigorously.

  Federal Trade Commission Investigation

        The Federal Trade Commission ("FTC") is currently investigating the methods by which Ticketmaster Entertainment and TicketsNow previously advertised and sold tickets to consumers on the TicketsNow resale marketplace. Ticketmaster Entertainment and TicketsNow are providing the FTC with information and responding to information requests from the FTC regarding these issues, and are continuing to cooperate with and negotiate an equitable resolution of the FTC's investigation.

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

Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the below risks, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

RISKS RELATING TO OUR SPIN-OFF FROM IAC

If our spin-off from IAC, or one or more of the spin-offs of three other IAC subsidiaries from IAC that occurred on the same date, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Ticketmaster Entertainment may be subject to significant tax liabilities.

        In connection with IAC's spin-off of each of Ticketmaster Entertainment and certain other former businesses of IAC, each of which is referred to as a Spinco, IAC received a private letter ruling from the IRS regarding the qualification of these spin-offs as transactions that are generally tax-free for U.S. federal income tax purposes. IAC's spin-off of each of the Spincos is referred to collectively as the IAC spin-offs. IAC also received an opinion of counsel regarding certain aspects of the transaction that were not covered by the private letter ruling. Notwithstanding the IRS private letter ruling and opinion of counsel, the IRS could determine that one or more of the IAC spin-offs should be treated as a taxable distribution if it determines that any of the representations, statements or assumptions or undertakings that were included in the request for the IRS private letter ruling are false or have been violated or if it disagrees with the conclusions in the opinion of counsel that are not covered by the IRS ruling. In addition, if any of the representations, statements or assumptions upon which the opinion of counsel was based were or become inaccurate, the opinion may be invalid.

        If any of the IAC spin-offs were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, then IAC would incur material income tax liabilities for which Ticketmaster Entertainment could be liable. Under applicable federal income tax rules, Ticketmaster Entertainment is severally liable for any federal income taxes imposed on IAC with respect to taxable periods during which Ticketmaster Entertainment was a member of IAC's consolidated federal income tax return group, including the period in which the IAC spin-offs were consummated. Under the Tax Sharing Agreement that Ticketmaster Entertainment entered into with IAC and the other Spincos, Ticketmaster Entertainment generally is required to indemnify IAC and the other Spincos for any taxes resulting from the Ticketmaster Entertainment spin-off to the extent such amounts resulted from (i) any act or failure to act by Ticketmaster Entertainment described in the covenants in the Tax Sharing Agreement, (ii) any acquisition of equity securities or assets of Ticketmaster Entertainment, or

(iii) any breach by Ticketmaster Entertainment of any representation or covenant contained in the separation documents or in the documents relating to the IRS private letter ruling and/or tax opinions. Corresponding indemnification provisions also apply to the other Spincos. Ticketmaster Entertainment is entitled to indemnification from IAC, among other things, if, Ticketmaster Entertainment is liable for, or otherwise required to make a payment in respect of, a Ticketmaster Entertainment spin-off tax liability for which Ticketmaster Entertainment is not responsible under the Tax Sharing Agreement and, if applicable, is unable to collect from the Spinco responsible for such liability under the Tax Sharing Agreement. Ticketmaster Entertainment's ability to collect under these indemnity provisions would depend on the financial position of the indemnifying party.

Certain transactions in IAC, Ticketmaster Entertainment, or other Spinco equity securities could cause one or more of the IAC spin-offs to be taxable to IAC and may give rise to indemnification obligations of Ticketmaster Entertainment under the Tax Sharing Agreement.

        Current U.S. federal income tax law creates a presumption that any of the IAC spin-offs would be taxable to IAC if it is part of a "plan or series of related transactions" pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest (by vote or value) in IAC or a Spinco (including Ticketmaster Entertainment). Acquisitions that occur during the four-year period that begins two years before the date of a spin-off are presumed to occur pursuant to a plan or series of related transactions, unless it is established that the acquisition is not pursuant to a plan or series of transactions that includes the spin-off.

        These rules limit Ticketmaster Entertainment's ability during the two-year period following the Ticketmaster Entertainment spin-off to enter into certain transactions that might be advantageous to Ticketmaster Entertainment and its stockholders, particularly issuing equity securities to satisfy financing needs, repurchasing equity securities, and, under certain circumstances, acquiring businesses or assets with equity securities or agreeing to be acquired. Under the Tax Sharing Agreement, there are restrictions on Ticketmaster Entertainment's ability to take such actions for a period of 25 months from the day after the date of the Ticketmaster Entertainment spin-off. Entering into the merger agreement with Live Nation did not violate these restrictions because, prior to entering into the agreement, Ticketmaster Entertainment provided IAC with an unqualified opinion of tax counsel contemplated by the Tax Sharing Agreement and IAC confirmed that the opinion was satisfactory to IAC.

        In addition to actions of IAC and the Spincos (including Ticketmaster Entertainment), certain transactions that are outside their control and therefore not subject to the restrictive covenants contained in the Tax Sharing Agreement, such as a sale or disposition of the stock of IAC or the stock of a Spinco by certain persons that own five percent or more of any class of stock of IAC or a Spinco could have a similar effect on the tax-free status of a spin-off as transactions to which IAC or a Spinco is a party. As of the date of the Ticketmaster Entertainment spin-off, Liberty Media and certain of its affiliates, in the aggregate, owned IAC stock representing approximately 61.6% by vote and 29.9% by value and, immediately subsequent to the Ticketmaster Entertainment spin-off, owned stock of each Spinco representing approximately 29.9% by vote and value. Accordingly, in evaluating Ticketmaster Entertainment's ability to engage in certain transactions involving its equity securities, Ticketmaster Entertainment will need to take into account the activities of Liberty Media and its affiliates.

        As a result of these rules, even if each IAC spin-off otherwise qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes, transactions involving Spinco or IAC equity securities (including transactions by certain significant stockholders) could cause IAC to recognize taxable gain with respect to the stock of the Spinco as described above. Although the restrictive covenants and indemnification provisions contained in the Tax Sharing Agreement are intended to minimize the likelihood that such an event will occur, one or more of the IAC spin-offs may become taxable to IAC as a result of transactions in IAC or Spinco equity securities. As discussed previously,

Ticketmaster Entertainment could be liable for such taxes under the Tax Sharing Agreement or under applicable federal income tax rules.

        In connection with the planned merger with Live Nation, Ticketmaster Entertainment has received an unqualified opinion of tax counsel that the transaction as contemplated in the definitive merger agreement will not have an adverse tax effect on the Ticketmaster Entertainment spin-off. Moreover, the closing of the merger is conditioned on Ticketmaster Entertainment having received another such unqualified opinion of tax counsel, dated as of the closing date of the merger, and IAC's written acknowledgement that the opinion is in form and substance satisfactory to IAC. However, the IRS may disagree with the conclusions in these opinions of counsel and determine that the merger causes the Ticketmaster Entertainment spin-off to be taxable to IAC. Were this to occur and that position were sustained, Ticketmaster Entertainment would be required to make material indemnification payments to IAC.

The spin-off agreements were not the result of arm's length negotiations.

        The agreements that Ticketmaster Entertainment entered into with IAC and the other Spincos in connection with the spin-offs, including the Separation and Distribution Agreement, Tax Sharing Agreement, Employee Matters Agreement and Transition Services Agreement, were established by IAC, in consultation with the Spincos, with the intention of maximizing the value to current IAC's shareholders. Accordingly, the terms for Ticketmaster Entertainment may not be as favorable as would have resulted from negotiations among unrelated third parties.

RISKS RELATING TO OUR BUSINESS

Live Entertainment Industry and General Economic Trends—Ticketmaster Entertainment's success depends, in significant part, on entertainment, sporting and leisure events and factors adversely affecting such events could have a material adverse effect on our business, financial condition and results of operations.

        Through its Ticketing segment, Ticketmaster Entertainment sells tickets to live entertainment, sporting and leisure events at arenas, stadiums, theaters and other facilities. Through its Artist Services segment, Ticketmaster Entertainment provides artist management services to nearly 200 clients, and derives significant revenues from touring and live concerts by these clients. Accordingly, Ticketmaster Entertainment's business, financial condition and results of operations are directly affected by the popularity, frequency and location of such events. Ticket sales are sensitive to fluctuations in the number and pricing of entertainment, sporting and leisure events and activities offered by promoters, teams and facilities, and adverse trends in the entertainment; sporting and leisure event industries could adversely affect Ticketmaster Entertainment's business, financial condition and results of operations. The Ticketing segment relies on third parties to create and perform live entertainment, sporting and leisure events and to price tickets to such events. Accordingly, Ticketmaster Entertainment's success depends, in part, upon the ability of these third parties to correctly anticipate public demand for particular events and the prices that the public is willing to pay to attend such events, as well as the availability of popular artists, entertainers and teams. Similarly, the Artist Services segment could be adversely affected if the artists it represents do not tour or perform as frequently as anticipated, or if such tours or performances are not as widely attended by fans as anticipated due to changing tastes, general economic conditions or otherwise.

        In addition, general economic conditions, consumer trends, work stoppages, natural disasters and terrorism could have a material adverse effect on Ticketmaster Entertainment's business, financial condition and results of operations. Entertainment-related expenditures are particularly sensitive to business and personal discretionary spending levels, which tend to decline during general economic downturns. Recent market conditions have been extremely volatile and unemployment rates have risen in recent months. As a result of these macroeconomic factors, it is reasonably possible that a continued

worsening of Ticketmaster Entertainment's results or domestic and global economic conditions could change certain estimates and assumptions that are significant to the underlying amounts included in Ticketmaster Entertainment's Consolidated Financial Statements and the notes thereto included in its Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2008 and in the joint proxy statement/prospectus relating to the pending merger with Live Nation. A protracted global recession could have a significant negative impact on Ticketmaster Entertainment's business, financial condition and results of operations. Similarly, public heath issues or a health epidemic could result in the cancellation of live entertainment events or in lower attendance and ticket sales if fans choose to not attend events they would otherwise attend out of heath concerns. Recently, human cases of swine flu virus infection have been identified in the United States and internationally. If public health issues such as the swine flu were to result in the cancellation of live entertainment events or diminished ticket sales, Ticketmaster Entertainment's business, financial condition and results of operations could be negatively impacted.

Third Party Relationships—Ticketmaster Entertainment depends on relationships with clients and any adverse changes in these relationships could adversely affect its business, financial condition and results of operations.

        Ticketmaster Entertainment's success is dependent, in significant part, on the ability of Ticketmaster Entertainment's businesses to maintain and renew relationships with existing clients and to establish new client relationships. Ticketmaster Entertainment anticipates that for the foreseeable future, the substantial majority of its revenues from the Ticketing segment will be derived from online and offline sales of tickets. Ticketmaster Entertainment also expects that revenues from primary ticketing services, which consist primarily of per ticket convenience charges and per order "order processing" fees, will continue to comprise the substantial majority of its consolidated revenues for the Ticketing segment.

        Securing the right to sell tickets depends, in substantial part, on the ability of Ticketmaster Entertainment's businesses to enter into, maintain and renew client contracts on favorable terms. In light of the fact that the Merger ultimately may not be completed, it is important to note that revenue attributable to Ticketmaster Entertainment's largest client, Live Nation (including its subsidiary, House of Blues), represented approximately 13% of Ticketmaster Entertainment's total revenue in 2008. This client relationship consisted of four agreements, two with Live Nation (a worldwide agreement (other than England, Scotland and Wales) that expired without renewal on December 31, 2008, and an agreement covering England, Scotland and Wales that expires on December 31, 2009) and two with House of Blues (a U.S. agreement that expires on December 31, 2009, and a Canadian agreement that expires on March 1, 2010). Revenue attributable to the worldwide agreement and the agreement covering England, Scotland and Wales represented approximately 9% and 2%, respectively, of Ticketmaster Entertainment's total revenues in 2008. The worldwide agreement expired on December 31, 2008, and Ticketmaster Entertainment anticipates that none of the other agreements will be renewed. Live Nation launched its own ticketing business in 2009 to ticket Live Nation events and has publicly announced that it intends to use its ticketing system to distribute tickets for third-party live events. In addition, as is typical of the artist management industry, certain of Ticketmaster Entertainment's arrangements with clients of the Artist Services segment are terminable at will by either party. The loss of key artists could negatively impact Ticketmaster Entertainment's business.

        While fees from management services represent slightly less than half the revenue of Ticketmaster Entertainment's Artist Service segment, and no individual client represents more than 10% of revenue from management services, the loss of a number of key artists could negatively impact Ticketmaster Entertainment's business. In addition, as the relationship between a manager and artist is highly personalized, the loss of a manager may also result in a loss in the artist represented by the manager, which could negatively impact Ticketmaster Entertainment's business.

        Ticketmaster Entertainment cannot provide assurances that its businesses will be able to maintain other existing client contracts, or enter into or maintain new client contracts, on acceptable terms, if at all, and the failure to do so could have a material adverse effect on its business, financial condition and results of operations. As explained above and in the below risk factor, the ticketing business is highly competitive. A number of competing national, regional, and local ticketing service providers are aggressively seeking to secure ticketing contracts from existing and potential Ticketmaster Entertainment clients. In addition, facilities, promoters and other potential clients are increasingly electing to self-ticket and/or distribute a growing number of tickets through client direct or other new channels, which could adversely impact the ability of Ticketmaster Entertainment's businesses to secure renewals and new client contracts. The non-renewal or termination of an agreement with a major client or multiple agreements with a combination of smaller clients could have a material adverse effect on Ticketmaster Entertainment's business, financial condition and results of operations.

        Another important component of Ticketmaster Entertainment's success is the ability of Ticketmaster Entertainment's businesses to maintain existing and build new relationships with third party distribution channels and service providers, including providers of credit card processing and delivery services, as well as advertisers, among other parties. Any adverse changes in these relationships, including the inability of these parties to fulfill their obligations to Ticketmaster Entertainment's businesses for any reason, could adversely affect Ticketmaster Entertainment's business, financial condition and results of operations.

Competition—The ticketing and artist services industries are highly competitive and competitors may win business away from Ticketmaster Entertainment, which could adversely affect Ticketmaster Entertainment's financial performance.

        The ticketing industry is highly competitive. Ticketmaster Entertainment faces significant competition from other national, regional and local primary ticketing service providers to secure new and retain existing clients on a continuous basis. Additionally, Ticketmaster Entertainment faces significant and increasing challenges from companies that sell self-ticketing systems and from clients who are increasingly choosing to self-ticket, through the integration of self-ticketing systems into their existing operations or the acquisition of primary ticket services providers and by increasing sales through facility box offices and season, subscription or group sales. Ticketmaster Entertainment also faces competition in the resale of tickets from online auction websites and resale marketplaces and from other ticket resellers with online distribution capabilities. The intense competition that Ticketmaster Entertainment faces in the ticketing industry could cause the volume of its ticketing services business to decline. There can be no assurance that Ticketmaster Entertainment will be able to compete successfully in the future with existing or potential competitors or that competition will not have an adverse effect on its business and financial condition. Moreover, as Ticketmaster Entertainment expands into new lines of businesses (including in connection with the pending merger with Live Nation), Ticketmaster Entertainment may face direct competition, in the live music industry, with its prospective or current primary ticketing clients, who primarily include live event content providers (such as owners or operators of live event venues, promoters of concerts and sports teams, among others). This direct competition with Ticketmaster Entertainment's prospective or current primary ticketing clients could result in a decline in the number of clients Ticketmaster Entertainment has and a decline in the volume of its ticketing services business, which could adversely affect its business and financial condition.

        The artist services industry is also a highly competitive industry. There are numerous other music management companies and individual managers in the United States alone. Ticketmaster Entertainment competes with these companies and individuals to discover new and emerging artists and to represent established acts. In addition, certain of Ticketmaster Entertainment's arrangements with clients of Ticketmaster Entertainment's Artist Services business are terminable at will by either party, leading to competition to retain those artists as clients. Competition is intense and may contribute to a decline in the volume of Ticketmaster Entertainment's Artist Services business, which could adversely affect Ticketmaster Entertainment's business and financial condition.

Covenants in Ticketmaster Entertainment's debt agreements restrict Ticketmaster Entertainment's business in many ways and if Ticketmaster Entertainment does not effectively manage its business to comply with these covenants, its financial condition and results of operations could be adversely affected.

        Ticketmaster Entertainment's senior secured credit facilities and/or the indenture governing the Ticketmaster Entertainment 10.75% senior notes due 2016, which are referred to as the Ticketmaster Entertainment Senior Notes, contain various covenants that limit Ticketmaster Entertainment's ability and/or Ticketmaster Entertainment's restricted subsidiaries' ability to, among other things:

  •
  incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;

  •
  issue redeemable stock and preferred stock;

  •
  pay dividends or distributions or redeem or repurchase capital stock;

  •
  prepay, redeem or repurchase debt;

  •
  make loans and investments;

  •
  enter into agreements that restrict distributions from Ticketmaster Entertainment's subsidiaries;

  •
  sell assets and capital stock of Ticketmaster Entertainment's subsidiaries;

  •
  enter into certain transactions with affiliates; and

  •
  consolidate or merge with or into, or sell substantially all of Ticketmaster Entertainment's assets to, another person.

        In addition, Ticketmaster Entertainment's senior secured credit facilities require it to maintain specified financial ratios. Ticketmaster Entertainment's ability to meet those financial ratios can be affected by events beyond Ticketmaster Entertainment's control, and Ticketmaster Entertainment may be unable to meet those tests. Among other things, certain adjustments required in connection with the pending merger with Live Nation as a result of Ticketmaster Entertainment's status as the deemed accounting acquired company may make it more difficult for Ticketmaster Entertainment to comply with these financial ratios. In addition, a failure on Ticketmaster Entertainment's part to maintain effective internal controls to measure compliance with these covenants could affect its ability to take corrective actions on a timely basis, and could result in its being in breach. A breach of any of these covenants could result in a default under Ticketmaster Entertainment's senior secured credit facilities and/or Ticketmaster Entertainment's other indebtedness. Upon the occurrence of an event of default under Ticketmaster Entertainment's senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable. If Ticketmaster Entertainment were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness, which constitutes a significant portion of Ticketmaster Entertainment's assets. If the lenders under Ticketmaster Entertainment's senior secured credit facilities accelerate the repayment of borrowings, Ticketmaster Entertainment may not have sufficient assets to repay its senior secured credit facilities and its other indebtedness.

        Ticketmaster Entertainment's borrowings under its senior secured credit facilities are, and are expected to continue to be, at variable rates of interest and expose it to interest rate risk. If interest rates increase, Ticketmaster Entertainment's debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and Ticketmaster Entertainment's net income would decrease.

International Presence and Expansion—Ticketmaster Entertainment's businesses operate in international markets in which Ticketmaster Entertainment has limited experience. Ticketmaster Entertainment's businesses may not be able to successfully expand into new, or further into existing, international markets.

        Ticketmaster Entertainment provides services in various jurisdictions abroad through a number of brands and businesses that it owns and operates, as well as through joint ventures, and expects to continue to expand its international presence. Ticketmaster Entertainment faces, and expects to continue to face, additional risks in the case of its existing and future international operations, including:

  •
  political instability and unfavorable economic conditions in the markets in which Ticketmaster Entertainment currently has international operations or into which its brands and businesses may expand;

  •
  more restrictive or otherwise unfavorable government regulation of the live entertainment and ticketing industries, including the regulation of the provision of primary ticketing and ticket resale services, as well as promotional, marketing and other related services, which could result in increased compliance costs and/or otherwise restrict the manner in which Ticketmaster Entertainment's businesses provide services and the amount of related fees charged for such services;

  •
  limitations on the enforcement of intellectual property rights, which would preclude Ticketmaster Entertainment from building the brand recognition upon which it has come to rely in many jurisdictions;

  •
  limitations on the ability of foreign subsidiaries to repatriate profits or otherwise remit earnings to Ticketmaster Entertainment;

  •
  adverse tax consequences;

  •
  limitations on technology infrastructure, which could limit Ticketmaster Entertainment's ability to migrate international operations to the Ticketmaster System, which would result in increased costs;

  •
  lower levels of Internet usage, credit card usage and consumer spending in comparison to those in the United States; and

  •
  difficulties in managing operations and adapting to consumer desires due to distance, language and cultural differences, including issues associated with (i) business practices and customs that are common in certain foreign countries but might be prohibited by United States law and Ticketmaster Entertainment's internal policies and procedures, and (ii) management and operational systems and infrastructures, including internal financial control and reporting systems and functions, staffing and managing foreign operations, which Ticketmaster Entertainment might not be able to do effectively, or if so, on a cost-effective basis.

        Ticketmaster Entertainment's ability to expand its international operations into new jurisdictions, or further into existing, jurisdictions will depend, in significant part, on its ability to identify potential acquisition candidates, joint venture or other partners, and enter into arrangements with these parties on favorable terms, as well as Ticketmaster Entertainment's ability to make continued investments to maintain and grow existing international operations. If the revenues generated by international operations are insufficient to offset expenses incurred in connection with the maintenance and growth of these operations, Ticketmaster Entertainment's business, financial condition and results of operations could be materially and adversely affected. In addition, in an effort to make international operations in one or more given jurisdictions profitable over the long term, significant additional investments that are not profitable over the short term could be required over a prolonged period.

        In addition, the ticketing industry in many jurisdictions abroad is more fragmented and local than it is in the United States. Ticketmaster Entertainment's success in these markets will depend on the ability of Ticketmaster Entertainment's businesses to create economies of scale by consolidating within each market geographically, which would most likely occur over a prolonged period, during which significant investments in technology and infrastructure would be required. In the case of expansion through organic growth, Ticketmaster Entertainment could face substantial barriers to entry in new markets, and barriers impeding expansion within existing markets, due primarily to the risks and concerns discussed above, among others.

Foreign Currency Risks—Ticketmaster Entertainment faces risks and uncertainties related to foreign currency exchange rate fluctuations.

        To the extent that costs and prices for services are established in local currencies and adjusted to U.S. dollars based on then-current exchange rates, Ticketmaster Entertainment will be exposed to foreign exchange rate fluctuations. After accounting for such fluctuations, Ticketmaster Entertainment may be required to record significant gains or losses, the amount of which will vary based on then current exchange rates, which could cause its results to differ materially from expectations. As Ticketmaster Entertainment continues to expand its international presence, its exposure to exchange rate fluctuations will increase, which may have a negative impact on its financial results.

Changing Customer Requirements and Industry Standards—Ticketmaster Entertainment's businesses may not be able to adapt quickly enough to changing customer requirements and industry standards.

        The e-commerce industry is characterized by evolving industry standards, frequent new service and product introductions and enhancements and changing customer demands. Ticketmaster Entertainment's businesses may not be able to adapt quickly enough and/or in a cost-effective manner to changes in industry standards and customer requirements and preferences, and their failure to do so could adversely affect Ticketmaster Entertainment's business, financial condition and results of operations. In addition, the continued widespread adoption of new Internet or telecommunications technologies and devices or other technological changes could require Ticketmaster Entertainment's businesses to modify or adapt their respective services or infrastructures. The failure of Ticketmaster Entertainment's businesses to modify or adapt their respective services or infrastructures in response to these trends could render their existing websites, services and proprietary technologies obsolete, which could adversely affect Ticketmaster Entertainment's business, financial condition and results of operations.

        In addition, Ticketmaster Entertainment is currently in the process of migrating its international brands and businesses to the Ticketmaster System in an attempt to provide consistent and state-of-the-art services across its businesses and to reduce the cost and expense of maintaining multiple systems, which Ticketmaster Entertainment may not be able to complete in a timely or cost-effective manner. Delays or difficulties in implementing the Ticketmaster System, as well as any new or enhanced systems, may limit Ticketmaster Entertainment's ability to achieve the desired results in a timely manner. Also, Ticketmaster Entertainment may be unable to devote financial resources to new technologies and systems in the future, which could adversely affect its business, financial condition and results of operations.

Compliance with Laws, Rules and Regulations—Ticketmaster Entertainment's failure to comply with existing laws, rules and regulations as well as changing laws, rules and regulations and other legal uncertainties, could adversely affect Ticketmaster Entertainment's business, financial condition and results of operations.

        Since Ticketmaster Entertainment's businesses sell tickets and provide related services to consumers through a number of different online and offline channels, they are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States and abroad, which are subject to change at any time. For example, Ticketmaster Entertainment's businesses conduct marketing activities via the telephone and/or through online marketing channels, which activities are governed by numerous federal and state regulations, such as the Telemarketing Sales Rule, state telemarketing laws and the CAN-SPAM Act, among others. Ticketmaster Entertainment's businesses are also subject to laws, rules and regulations applicable to providers of primary ticketing and ticket resale services, which in some cases regulate the amount of transaction and other fees that they may be charged in connection with primary ticketing sales and/or the ticket prices that may be charged in the case of ticket resale services. New legislation of this nature is introduced from time to time in various (and is pending in certain) jurisdictions in which Ticketmaster Entertainment's businesses sell tickets and provide services. For example, several U.S. states and cities, Canadian provinces, the United Kingdom and European countries prohibit the resale of tickets at prices greater than the original face price (in the case of certain jurisdictions, without the consent of the venue) and/or prohibit the resale of tickets to certain types of events. Ticketmaster Entertainment's various businesses have recently been named as defendants in several purported class action lawsuits and other actions and investigations alleging violations of these types of laws. The failure of Ticketmaster Entertainment's businesses to comply with these laws and regulations could result in fines and/or proceedings against Ticketmaster Entertainment by governmental agencies and/or consumers, which if material, could adversely affect its business, financial condition and results of operations. In addition, the promulgation of new laws, rules and regulations that restrict or otherwise unfavorably impact the ability or manner in which Ticketmaster Entertainment's businesses provide primary ticketing and ticket resale services would require Ticketmaster Entertainment's businesses to change certain aspects of their business, operations and client relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject Ticketmaster Entertainment to additional liabilities.

        In addition, the application of various domestic and international sales, use, value-added and other tax laws, rules and regulations to Ticketmaster Entertainment's historical and new products and services is subject to interpretation by applicable taxing authorities. While Ticketmaster Entertainment believes that it is compliant with current tax provisions, taxing authorities may take a contrary position and such positions may adversely affect its business, financial condition and results of operations. From time to time, federal, state and local authorities and/or consumers commence investigations, inquiries or litigation with respect to compliance by Ticketmaster Entertainment and its businesses with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. Ticketmaster Entertainment's businesses have historically cooperated with authorities in connection with these investigations and have satisfactorily resolved each such material investigation, inquiry or litigation. Recently, several states and Canadian provinces have commenced investigations or inquiries regarding the relationship between Ticketmaster Entertainment and TicketsNow. Ticketmaster Entertainment has incurred significant legal expenses in connection with the defense of governmental investigations and litigation in the past and will be required to incur additional expenses in the future regarding such investigations and litigation. In the case of antitrust (and similar or related) matters, any adverse outcome could limit or prevent Ticketmaster Entertainment's businesses from engaging in the ticketing business generally (or in a particular market thereof) or subject them to potential damage assessments, all of which could have a material adverse effect on Ticketmaster Entertainment's business, financial condition and results of operations. See Part II, Item 1 "Legal Proceedings" of this report for a description of certain current legal proceedings involving Ticketmaster Entertainment.

Maintenance of Systems and Infrastructure—Ticketmaster Entertainment's success depends, in part, on the integrity of Ticketmaster Entertainment's systems and infrastructures. System interruption and the lack of integration and redundancy in these systems and infrastructures may have an adverse impact on Ticketmaster Entertainment's business, financial conditions and results of operations.

        Ticketmaster Entertainment's success depends, in part, on Ticketmaster Entertainment's ability to maintain the integrity of Ticketmaster Entertainment's systems and infrastructure, including websites, information and related systems, call centers and distribution and fulfillment facilities. System interruption and the lack of integration and redundancy in Ticketmaster Entertainment's information systems and infrastructures may adversely affect Ticketmaster Entertainment's ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. Ticketmaster Entertainment may experience occasional system interruptions that make some or all systems or data unavailable or prevent its businesses from efficiently providing services or fulfilling orders. Ticketmaster Entertainment also relies on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in its systems and infrastructures, its businesses, its affiliates and/or third parties, or deterioration in the performance of these systems and infrastructures, could impair the ability of Ticketmaster Entertainment's businesses to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent Ticketmaster Entertainment's businesses from providing services, fulfilling orders and/or processing transactions. While Ticketmaster Entertainment's businesses have backup systems for certain aspects of their operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, Ticketmaster Entertainment may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect Ticketmaster Entertainment's business, financial conditions and results of operations.

        In addition, any penetration of network security or other misappropriation or misuse of personal consumer information could cause interruptions in the operations of Ticketmaster Entertainment's businesses and subject Ticketmaster Entertainment to increased costs, litigation and other liabilities. Network security issues could lead to claims against Ticketmaster Entertainment for other misuse of personal information, such as for unauthorized purposes or identity theft, which could result in litigation and financial liabilities, as well as administrative action from governmental authorities. Security breaches could also significantly damage Ticketmaster Entertainment's reputation with consumers and third parties with whom Ticketmaster Entertainment does business. It is possible that advances in computer capabilities, new discoveries, undetected fraud, inadvertent violations of company policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect consumer transaction data. As a result, current security measures may not prevent any or all security breaches. Ticketmaster Entertainment may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. Ticketmaster Entertainment also faces risks associated with security breaches affecting third parties with which it is affiliated or otherwise conducts business online. Consumers are generally concerned with security and privacy of the Internet, and any publicized security problems affecting Ticketmaster Entertainment's businesses and/or those of third parties may discourage consumers from doing business with Ticketmaster Entertainment, which could have an adverse effect on Ticketmaster Entertainment's business, financial condition and results of operations.

Privacy—The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

        In the processing of consumer transactions, Ticketmaster Entertainment's businesses receive, transmit and store a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by Ticketmaster Entertainment and its businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Ticketmaster Entertainment could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect its business, financial condition and results of operations.

        Ticketmaster Entertainment's businesses may also become exposed to potential liabilities as a result of differing views on the privacy of consumer and other user data collected by these businesses. Ticketmaster Entertainment's failure, and/or the failure by the various third party vendors and service providers with which Ticketmaster Entertainment does business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of these businesses, discourage potential users from trying Ticketmaster Entertainment's products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could adversely affect Ticketmaster Entertainment's business, financial condition and results of operations.

Intellectual Property—Ticketmaster Entertainment may fail to adequately protect its intellectual property rights or may be accused of infringing intellectual property rights of third parties.

        Ticketmaster Entertainment may fail to adequately protect its intellectual property rights or may be accused of infringing intellectual property rights of third parties. Ticketmaster Entertainment regards its intellectual property rights, including patents, service marks, trademarks and domain names, copyrights, trade secrets and similar intellectual property (as applicable) as critical to its success. Ticketmaster Entertainment's businesses also rely heavily upon software codes, informational databases and other components that make up their products and services.

        Ticketmaster Entertainment relies on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secret or copyrighted intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.

        Ticketmaster Entertainment has generally registered and continues to apply to register, or secure by contract when appropriate, its trademarks and service marks as they are developed and used, and reserves and registers domain names as it deems appropriate. Ticketmaster Entertainment generally considers the protection of its trademarks to be important for purposes of brand maintenance and reputation. While Ticketmaster Entertainment vigorously protects its trademarks, service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which products and services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. The failure of Ticketmaster Entertainment to protect its intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names and limit its ability to control marketing on or through the Internet using its various domain names or otherwise, which could adversely affect its business, financial condition and results of operations.

        Some of Ticketmaster Entertainment's businesses have been granted patents and/or have patent applications pending with the United States Patent and Trademark Office and/or various foreign patent authorities for various proprietary technologies and other inventions. Ticketmaster Entertainment considers applying for patents or for other appropriate statutory protection when it develops valuable new or improved proprietary technologies or identifies inventions, and will continue to consider the appropriateness of filing for patents to protect future proprietary technologies and inventions as circumstances may warrant. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. In addition, third parties may create new products or methods that achieve similar results without infringing upon patents that Ticketmaster Entertainment owns. Likewise, the issuance of a patent to Ticketmaster Entertainment does not mean that its processes or inventions will not be found to infringe upon patents or other rights previously issued to third parties.

        From time to time, Ticketmaster Entertainment is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce Ticketmaster Entertainment's intellectual property rights, protect trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect Ticketmaster Entertainment's business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive.

Key Employees—Failure to attract and retain key employees could adversely impact Ticketmaster Entertainment's business, including prior to the completion of the Merger.

        In order to be successful, Ticketmaster Entertainment must attract and retain talented executives and other key employees, including those in managerial, technical, sales, marketing, and support positions. Ticketmaster Entertainment's businesses require individuals with relevant experience and diverse skill sets, and the market for these personnel is highly competitive. The failure to attract employees with the requisite skills and abilities to Ticketmaster Entertainment, or the loss of key employees, such as Ticketmaster Entertainment's Chief Executive Officer, Mr. Azoff, who not only has a leadership role for Ticketmaster Entertainment as a whole but also is critical to the success of its Artist Services business, could adversely impact Ticketmaster Entertainment's ability to meet key objectives, such as the timely and effective development and delivery of products and services, and could otherwise have a significant impact on Ticketmaster Entertainment's operations.

Ticketmaster Entertainment may be unable to make the changes necessary to comply with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

        Ticketmaster Entertainment is required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by the end of its fiscal year ending December 31, 2009 for the first time as a newly established public company, and, accordingly, its Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2008 does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of its independent registered public accounting firm due to a transition period established by the SEC. If Ticketmaster Entertainment's management is unable to conclude that Ticketmaster Entertainment maintains effective internal control over financial reporting as of December 31, 2009 and future periods, or if Ticketmaster Entertainment's independent registered public accounting firm is unable to deliver an attestation report opining that Ticketmaster Entertainment maintains effective internal control over financial reporting as of December 31, 2009 and future periods, Ticketmaster Entertainment's business, financial condition and results of operations could be adversely affected.

Ticketmaster Entertainment may be unable to make the changes necessary to operate effectively as a separate public entity and has incurred and will incur additional costs related to operating as an independent company.

        As a result of Ticketmaster Entertainment's spin-off from IAC, IAC no longer has any obligation to provide financial, operational or organizational assistance to Ticketmaster Entertainment, other than limited services pursuant to a Transition Services Agreement that Ticketmaster Entertainment entered into in connection with the Ticketmaster Entertainment spin-off with IAC and the Spincos. As a separate public entity, Ticketmaster Entertainment is subject to, and responsible for, regulatory compliance, including periodic public filings with the SEC and compliance with NASDAQ's continued listing requirements, as well as generally applicable tax and accounting rules. The obligations of being a public company, including substantial public reporting and investor relations obligations, have required and will require additional expenditures, place new demands on Ticketmaster Entertainment's management and have required and will require the hiring of additional personnel. Ticketmaster Entertainment may need to implement additional systems that require new expenditures in order to adequately function as a public company. Ticketmaster Entertainment has endeavored to make the changes necessary to successfully operate as an independent public entity; however, this is an ongoing process that may present unanticipated challenges and costs that could have an adverse effect on Ticketmaster Entertainment.

Brand Recognition—Failure to maintain brand recognition and attract and retain customers in a cost-effective manner could adversely affect Ticketmaster Entertainment's business, financial condition and results of operations.

        Maintaining and promoting the Ticketmaster and www.ticketmaster.com (and related international) brand names and, to a lesser extent, the www.ticketsnow.com, www.ticketweb.com, www.museumtix.com and www.tmvista.com (and related international) brand names, is critical to the ability of Ticketmaster Entertainment's businesses to attract consumers and business customers to their respective websites and other distribution channels. Ticketmaster Entertainment believes that the importance of brand recognition will increase, given the growing number of online ticketing services due to relatively low barriers to entry to providing online content and services. Accordingly, Ticketmaster Entertainment has spent, and expects to continue to spend, increasing amounts of money on, and devote greater resources to, branding and other marketing initiatives, including search engine optimization techniques and paid search engine marketing, neither of which may be successful or cost-effective. The failure of Ticketmaster Entertainment's businesses to maintain the recognition of their respective brands and to attract and retain consumers in a cost-effective manner could adversely affect Ticketmaster Entertainment's business, financial condition and results of operations.

Acquisitions—Ticketmaster Entertainment may experience operational and financial risks in connection with acquisitions. In addition, some of the businesses acquired by Ticketmaster Entertainment may incur significant losses from operations or experience impairment of carrying value.

        Ticketmaster Entertainment's growth may depend upon future acquisitions and depends, in part, on Ticketmaster Entertainment's ability to successfully integrate historical acquisitions. Ticketmaster

Entertainment may experience operational and financial risks in connection with acquisitions. To the extent that Ticketmaster Entertainment continues to grow through acquisitions, it will need to:

  •
  successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with existing operations and systems;

  •
  retain the clients of the acquired businesses;

  •
  retain and integrate key personnel at acquired businesses; and

  •
  successfully manage acquisition-related resource demands on its management, operations and financial resources and/or those of acquired businesses.

        Ticketmaster Entertainment may not be successful in addressing these challenges or any others encountered in connection with recent and future acquisitions and the failure to do so could adversely affect its business, financial condition and results of operations. The anticipated benefits of one or more acquisitions may not be realized and future acquisitions could result in potentially dilutive issuances of equity securities and/or contingent liabilities. Also, the value of goodwill and other intangible assets acquired could be impacted by one or more unfavorable events or trends, which could result in impairment charges, in addition to the $1.1 billion charge recorded in the fourth quarter of 2008 related to the impairment of goodwill. The occurrence of any of these events could adversely affect Ticketmaster Entertainment's business, financial condition and results of operations.

        Through certain acquisitions (all of which were completed prior to February 8, 2009), such as the acquisitions of TicketsNow, Emma Entertainment, Echo, GET ME IN! and Front Line, Ticketmaster Entertainment entered into aspects, and through future acquisitions may enter into aspects, of the ticketing and/or entertainment industries in which it had not previously participated directly. Acquisitions of this nature could adversely affect relationships with new and potential clients to the extent that clients view the interests of acquired businesses, or those of Ticketmaster Entertainment overall following the completion of any such acquisitions, as competing with or diverging from their own, which could adversely impact Ticketmaster Entertainment's relationships with its clients and its ability to attract new clients. This would adversely affect Ticketmaster Entertainment's business, financial condition and results of operations.

Future Capital Needs—Ticketmaster Entertainment may have future capital needs and may not be able to obtain additional financing on acceptable terms.

        In connection with Ticketmaster Entertainment's spin-off from IAC, Ticketmaster Entertainment incurred indebtedness of approximately $765 million and has since drawn down an additional $100 million from its revolving credit facility, which is referred to as the revolver. Ticketmaster Entertainment's future capital needs may include funds necessary to develop new services or to enhance its existing services, to complete acquisitions or to otherwise take advantage of business opportunities or respond to competitive pressures.

        These arrangements and current market conditions may limit Ticketmaster Entertainment's ability to secure additional financing in the future on favorable terms or at all. Ticketmaster Entertainment's ability to secure additional financing and satisfy Ticketmaster Entertainment's financial obligations under indebtedness outstanding from time to time will depend upon Ticketmaster Entertainment's future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond Ticketmaster Entertainment's control. The prolonged continuation or worsening of current credit market conditions would have a material adverse effect on Ticketmaster Entertainment's ability to secure financing on favorable terms, if at all.

        Ticketmaster Entertainment may be unable to secure additional financing or financing on favorable terms or its operating cash flow may be insufficient to satisfy its financial obligations under indebtedness outstanding from time to time (if any). Furthermore, if financing is not available when needed, or is available on unfavorable terms, Ticketmaster Entertainment may be unable to develop new services or enhance its existing services, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition and results of operations. If additional funds are raised through the issuance of equity securities, Ticketmaster Entertainment stockholders may experience significant dilution. Also, Ticketmaster Entertainment's ability to engage in significant equity issuances is limited in order to preserve the tax-free nature of the Ticketmaster Entertainment spin-off.

Volatile Stock Price—Ticketmaster Entertainment's stock price has been volatile.

        Shares of Ticketmaster Entertainment common stock began trading on NASDAQ on August 21, 2008 upon completion of Ticketmaster Entertainment's spin-off from IAC (and for a short period prior to that were listed on a "when-issued" basis). Since this time, the market price of Ticketmaster Entertainment common stock has been volatile. It is likely that the market price of Ticketmaster Entertainment common stock will continue to be subject to significant fluctuations. Ticketmaster Entertainment believes that future announcements concerning it, its competitors or its principal customers, including technological innovations, new product and service introductions, governmental regulations, litigation or changes in earnings estimated by it or analysts may cause the market price of Ticketmaster Entertainment common stock to fluctuate substantially in the future. Sales of substantial amounts of outstanding Ticketmaster Entertainment common stock in the public market could materially and adversely affect the market price of Ticketmaster Entertainment common stock. Further, in recent months, the stock market has experienced extreme price fluctuations in equity securities of listed companies. These price and volume fluctuations often have been unrelated to the operating performance of those companies. These fluctuations, as well as general economic, political and market conditions, such as armed hostilities, acts of terrorism, civil disturbances, recessions, international currency fluctuations or tariffs and other trade barriers, may materially and adversely affect the market price of Ticketmaster Entertainment common stock.

Goodwill Impairment—A significant portion of Ticketmaster Entertainment's goodwill recently became impaired and may suffer further impairment in the future. Any future impairment could negatively affect Ticketmaster Entertainment's financial results and financial condition.

        In accordance with GAAP, Ticketmaster Entertainment tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of Ticketmaster Entertainment's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. During the year ended December 31, 2008, Ticketmaster Entertainment recognized a total non-cash charge of $1.1 billion related to the impairment of goodwill of its Ticketing reporting unit. As of December 31, 2008, after giving effect to the impairment charge, Ticketmaster Entertainment had goodwill of approximately $455.8 million, which constituted approximately 27% of its total assets at that date. Due to the volatile stock market, the current economic uncertainty and other factors, Ticketmaster Entertainment cannot assure investors that remaining goodwill will not be further impaired in future periods. Impairment may result from, among other things, a significant and sustained decline in its stock prices and market capitalization, a significant decline in its expected cash flows, an adverse change in the business climate and slower growth rates in its industry. If Ticketmaster Entertainment is required to record an impairment charge for its goodwill in the future, this would adversely impact its financial condition and financial results.

Item 6.    Exhibits

Exhibit	Description
10.1	Amendment No. 1 to Credit Agreement among Ticketmaster Entertainment, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent, dated July 25, 2008.
31.1	CEO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICKETMASTER ENTERTAINMENT, INC. (Registrant)
Date: November 9, 2009	By:	/s/ BRIAN REGAN Brian Regan Executive Vice President and Chief Financial Officer