Form 10-K
period 2009-12-31
TICKETMASTER ENTERTAINMENT LLC
filed 2010-02-25
CIK 1006637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-34064

TICKETMASTER ENTERTAINMENT LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-1730243 (I.R.S. Employer Identification No.)

9348 Civic Center Drive, Beverly Hills, California 90210
(Address of Registrant's principal executive offices)

(310) 867-7000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01	NASDAQ Global Select Market

(Note: The Company's common stock was de-listed from NASDAQ effective February 5, 2010, and its de-registration under Section 12(b) will be effective April 26, 2010)

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $243.7 million. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates.) As of January 25, 2010, the Company was converted to a limited liability company with a single member and thus has no publicly-traded equity securities.

         The number of shares of common stock outstanding: Not Applicable.

         The Company meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with a reduced disclosure format.

         Documents Incorporated by Reference:  Part 1A incorporates portions of Live Nation Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 25, 2010.

TICKETMASTER ENTERTAINMENT LLC
FORM 10-K
For the Year Ended December 31, 2009

PART I

Item 1.    Business

Overview

        As the world's leading live entertainment ticketing and marketing company based on the number of tickets sold, Ticketmaster Entertainment LLC ("Ticketmaster Entertainment," "we," "our," "us" or the "Company") connects the world to live entertainment. The Company currently operates in approximately 19 countries worldwide, providing ticket sales, ticket resale services, marketing and distribution through www.ticketmaster.com, one of the largest e-commerce sites on the internet, and related proprietary internet and mobile channels, approximately 6,700 independent sales outlets and 17 call centers worldwide. Established in 1976, the Company sold tickets on behalf of more than 10,000 clients worldwide during 2009, including venues, promoters, sports leagues and teams, and museum and cultural institutions, among other clients, across multiple live event categories, providing exclusive ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. The Company's distribution channels and client base provide it with significant scale—for example, in 2009, the Company's brands and businesses sold more than 130 million tickets valued at $8.0 billion.

        The Company's business also includes the operations of Front Line Management Group, Inc. ("Front Line"), one of the world's leading artist management companies. Front Line manages musical artists and acts primarily in rock, classic rock, pop and country music. As of December 31, 2009, Front Line had over 200 artists on its rosters and approximately 75 managers performing services to artists.

        From its spin-off from IAC/InterActiveCorp ("IAC") in August 2008 until January 2010, the Company operated as a stand-alone, publicly-traded company with its common stock trading on The Nasdaq Stock Market. On January 25, 2010, the Company merged into an indirect, wholly-owned subsidiary of Live Nation, Inc. and thus became an indirect, wholly-owned subsidiary of Live Nation, Inc. Following the merger, Live Nation, Inc. changed its name to Live Nation Entertainment, Inc. ("Live Nation"; SEC File No. 001-32601). Live Nation's common stock is listed on the New York Stock Exchange under the symbol "LYV."

Business Segments

        The Company operates in two reportable segments—ticketing and artist services. In addition, the Company also has corporate and other expenses, which are managed on a total company basis. See Item 15. Exhibits and Financial Statement Schedules—Note 7—Segment Information to the Consolidated Financial Statements for financial information regarding segment reporting.

  Ticketing

        The ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for our services. We sell tickets through a combination of websites, telephone services and ticket outlets. The Company's ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by its clients. Generally, the second and third quarters of the year experience the highest domestic ticketing revenue, earned primarily in the Concerts and Sports categories. Generally, international revenues are the highest in the fourth quarter of the year, earned primarily in the Concerts category.

  Primary (Initial Sale) Ticketing Services

        Overview.    "Primary" sales of tickets refers to the original sale of tickets to an event by or on behalf of an event presenter. For the year ended December 31, 2009, the substantial majority of the Company's revenues were attributable to primary ticket sale services. The Company provides primary ticket sale services to the following types of clients:

  •
  Venues—including arenas, stadiums, theaters, universities, colleges, clubs and festivals in the United States and abroad, ranging in size from 100,000+ seat stadiums to small clubs, including Madison Square Garden (New York City), Cowboys Stadium (Arlington, Texas), Staples Center (Los Angeles), Manchester Evening News Arena (Manchester, UK), the University of Michigan and the University of California, Los Angeles;

  •
  Promoters—promoters of live events, from worldwide concert tours to single, local events, including AEG Live, Another Planet Entertainment, Jam Productions and MCD Productions;

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

        When providing primary ticket sale services to clients in the U.S. and abroad (other than in the United Kingdom and certain other European markets), the Company generally serves as the exclusive ticket sales agent for individual tickets sold to the general public outside of facility box offices. In the United Kingdom, the Company is typically a non-exclusive ticket sales agent for its clients and instead is guaranteed a certain minimum allocation of the tickets for each event. For any particular event, the Company works with clients to identify those tickets that will be made available for sale through the Company's various distribution channels (see "Distribution" below) as well as facility box offices. To enable most or all tickets for a given event to be offered for sale simultaneously and sold through these channels, the Company licenses the Ticketmaster System, our proprietary system, and related equipment to clients and installs this system at their facility box offices. The provision of primary ticket sale services to clients is generally governed by individual, multi-year agreements between the Company and its clients.

        Consumers who purchase tickets through the Company pay an amount equal to the ticket face price, plus a per ticket convenience charge, a per order "order processing" fee and, if applicable, a premium delivery charge. The Company remits the entire face value of the ticket to the client. In addition, in most cases, the Company remits royalties as specified in the written agreement between the Company and the client.

        Client Relationships.    The Company generally enters into written agreements with individual clients to provide primary ticket sale services for specified multi-year periods, typically ranging from 3 to 5 years. Pursuant to these agreements, clients generally determine what tickets will be available for sale, when such tickets will go on sale to the public and what the ticket face price will be. Agreements with venue clients generally grant the Company the right to sell tickets for all events presented at the relevant venue for which tickets are made available to the general public. Agreements with promoter clients generally grant the Company the right to sell tickets for all events presented by a given promoter at any venue, unless that venue is already covered by an existing exclusive agreement with the Company or another ticketing service provider. Under the Company's exclusive contracts, clients may not utilize, authorize or promote the services of third party ticketing companies or technologies while under contract with the Company. While the Company generally has the right to sell a substantial portion of its clients' tickets, venue and promoter clients often sell and distribute group sales and season tickets in-house. In addition, under many written agreements between promoters and the Company's clients, the Company's clients often allocate certain tickets for artist, promoter, agent and venue use and do not make those tickets available for sale by us. The Company also generally allows clients to make a certain limited number of tickets available for sale through fan or other similar clubs, from which the Company generally derives no revenues unless selected by the club to facilitate the sales. As a result, the Company does not sell all of its clients' tickets and the amount of tickets that it sells varies from client to client and from event to event, and varies as to any single client from year to year.

        Pursuant to its agreements with certain clients, sales of premium primary tickets, often under high demand, are offered for sale through the Company's TicketExchange service, which is accessible to consumers through www.ticketmaster.com. Such tickets are referred to as "Platinum" tickets and are frequently priced by the Company's clients at prices that are meant to reflect their market value.

        Convenience charges, which are heavily negotiated, mutually agreed upon and set forth in written agreements between the Company and its clients, vary based upon numerous factors, including: the scope and nature of the services to be rendered, the amount and cost of equipment to be installed at the client's venue location, the amount of advertising and/or promotional allowances to be provided, the type of event and the distribution channel in which the ticket is to be sold and the face price of the ticket. Client agreements also provide how and when, and by how much and with what frequency, changes may be made to per ticket convenience charges and per order "order processing" fees during the term. During the year ended December 31, 2009, average revenue per ticket (which primarily includes per ticket convenience charges and per order "order processing" fees, as well as certain other revenue sources directly related to the sale of tickets) was $7.82.

        Most written agreements provide for the payment of royalties to clients, which are heavily negotiated, in an amount equal to a mutually agreed upon portion of related per ticket convenience charges on all tickets sold through all the Company distribution channels and per order "order processing" fees on all tickets sold online or by telephone. In many cases, written agreements also require the Company to advance royalties to clients, which advances are usually recoupable by the Company out of the future client royalty payments. In limited instances, clients have the right to receive an upfront, non-recoupable payment from the Company as an incentive to enter into the ticketing service agreement. Written agreements also specify the additional ticketing systems, if any, that may be used and purchased by clients during their relationship with the Company.

        The Company generally does not buy tickets from its clients for sale or resale to the public and typically assumes no financial risk for unsold tickets, other than indirect risk associated with its ability to recoup advances made to clients. If an event is canceled, the Company refunds the per ticket convenience charges to customers (but not the per order "order processing" fees, except in certain European jurisdictions where the Company is required by law to do so). Refunds of ticket prices for canceled events are funded by clients, which have historically fulfilled these obligations on a timely basis with few exceptions.

        Clients routinely agree by contract to include the Company's name, logos and the applicable Ticketmaster Entertainment website address and charge-by-phone number in advertisements in all forms of media promoting the availability of their tickets. Ticketmaster Entertainment brand names and logos are also prominently displayed on printed tickets, ticket envelopes and e-mail alerts about upcoming events that the Company sends to its customers. The Company also provides primary ticketing solutions for clients who wish to perform ticketing functions in-house on a private label or other basis through its Paciolan and Ticketmaster VISTA brands and businesses, which license the requisite software or other rights to clients for license and per transaction fees in the case of Paciolan and for per ticket fees in the case of Ticketmaster VISTA. The Company also currently licenses its name and technology exclusively to a third party that provides primary ticketing services to clients in the Washington, D.C./Baltimore area, as well as to third parties and joint ventures in certain jurisdictions abroad.

  Ticket Resale Services

        The "resale" of tickets refers to the sale of tickets by a holder who originally purchased the tickets from a venue, promoter or other entity, or a ticketing services provider selling on behalf of a venue, promoter or other entity. The Company currently offers ticket resale services through TicketsNow, which the Company acquired in February 2008, its TicketExchange service, which the Company launched in January 2002, and GET ME IN!, which the Company acquired in February 2008.

        TicketsNow is a leading consumer marketplace for the resale of event tickets in the United States and Canada. TicketsNow enters into listing agreements with licensed ticket resellers to post ticket inventory for sale through TicketsNow at a purchase price equal to a ticket resale price determined by the relevant ticket resellers, plus an amount equal to a percentage of the ticket resale price and a pre-determined service fee. TicketsNow remits the reseller-determined ticket resale price to the ticket resellers and retains the remainder of the purchase price. TicketsNow also licenses point-of-sale business management software to ticket resellers for a fee, which allows the resellers to manage their ticket inventory and operate their businesses. While TicketsNow does not generally acquire tickets for sale on its own behalf, it may do so from time to time on a limited basis. TicketsNow also operates a wholesale ticket brokerage business that sells its own inventory of tickets through www.TicketsNow.com and other retail resellers nationwide.

        In addition to enabling Platinum primary ticket sales, the TicketExchange service allows consumers to resell and purchase tickets online for certain events that were initially sold for the Company's clients in the United States, Europe and Canada who elect to participate in the TicketExchange service. Sellers and buyers each pay the Company a fee that has been negotiated with the relevant client, a portion of which is shared with the client. Consumers in the United Kingdom, Germany and the Netherlands may buy and sell tickets to live entertainment events through GET ME IN!, which charges sellers a commission and buyers a processing fee.

  Marketing, Promotional and Related Services

        The Company is a leading marketer of live entertainment to fans in the markets in which it operates. For example, the Company informs fans about upcoming live events for which tickets will be available through the Company in their area through its TicketAlert email service. Fans can customize TicketAlerts to inform them about upcoming events for particular performers, teams or venues, as well as events in specified categories (Concerts, Sports, Arts and Family). The Company sent approximately 1.8 billion TicketAlert e-mails in 2009, reaching an average of approximately 34 million consumers per week. The Company also provides rich content on its various websites to promote events that it tickets, including artist pages that feature video content and biographical material.

        The Company continues to develop and introduce new initiatives, as well as enter into new relationships, in an effort to help its clients sell more tickets in more markets. The Company also offers a suite of dynamic pricing tools, such as online auctions, pursuant to which consumers bid on tickets being sold by the Company and purchase them at a price equal to the highest winning bid. For auction sales, in addition to per order "order processing" fees, the Company typically receives fees based on a percentage of the prices at which tickets are ultimately sold.

        The Company provides promotional and other related services to artists, such as the sale of tickets to members of artist fan clubs and the sale of artist fan club memberships, through its Echo business. The Company is also seeking to secure and strengthen its relationships with promoters.

  Distribution

        The Company sells tickets online, through independent sales outlets, and via call centers. During the year ended December 31, 2009, 77%, 13%, and 10% of primary ticket sales were transacted through these channels, respectively.

        Online.    The Company owns and operates various branded websites, both in the United States and abroad, which are customized to reflect services offered in each jurisdiction. The Company's primary online ticketing website, www.ticketmaster.com, together with its other branded ticketing websites, are designed to promote ticket sales for live events and disseminate event and related merchandise information online. Consumers can access www.ticketmaster.com directly, from affiliated websites and through numerous direct links from banners and event profiles hosted by approved third party websites.

        Independent Sales Outlets.    As of December 31, 2009, the Company had approximately 6,700 "Ticket Center" independent sales outlets worldwide, approximately 1,800 of which were in the United States and approximately 4,900 of which were in various jurisdictions abroad. The majority of these independent sales outlets are located in major department, grocery and music stores, malls and, in Europe, post offices. While the Company installs and maintains the hardware and software necessary for these independent sales outlets to sell tickets, it is not generally responsible for staffing, daily operations and related costs. The Company pays independent sales outlets a commission, which averaged approximately 17% of the Company's convenience charge in 2009.

        Call Centers.    As of December 31, 2009, the Company operated 17 call centers worldwide, through which consumers can generally purchase tickets by speaking to an operator or by way of an interactive voice response system, seven days a week, for at least 22 hours per day. The Company's domestic telephone system can channel all or a portion of incoming calls from any city to a selected call center in another city or region to accommodate the commencement of sales activity for a major event in a given region, as well as provide back-up capabilities in the event a call center experiences operating difficulties.

  Artist Services

        The artist services segment primarily provides management services to music recording artists in exchange for a commission on the earnings of these artists. Artist services also sells merchandise associated with musical artists at live musical performances, to retailers and directly to consumers via the internet. The artist services segment is entirely comprised of the business of Front Line. The artist services segment is highly seasonal, with profitability related to the timing of tours and merchandise sales. Peak seasons are typically in the summer and, increasingly, in the fall leading up to the holiday season.

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

International Operations

        The Company provides primary ticket sale services in Australia, Canada, Ireland, New Zealand and the United Kingdom, primarily under the Ticketmaster brand name, and through other brand names in various other jurisdictions abroad, including Denmark (BILLETNet), Finland (Lippupalvelu), Germany (Kartenhaus), the Netherlands (Ticket Service), Norway (billettservice.no), Spain (Tic Tack Ticket), Sweden (Ticnet) and Turkey (Biletix). The Company also provides resale ticket services in Canada through TicketsNow and in the United Kingdom, Germany and the Netherlands through GET ME IN!. As of December 31, 2009, the Company has begun to exit the China market, where the Company previously operated under the Emma Entertainment brand name.

        The Company also is a party to joint ventures with third parties that provide ticket distribution services in Mexico and supplied ticketing services for the 2008 Beijing Olympic Games. The Company also licenses its technology in Brazil, Argentina and Chile.

        The number of tickets sold and revenues attributable to international operations represented approximately 42% and 27%, respectively, of total ticket sales and revenues in 2009.

Additional Information

        Company Website and Public Filings.    The Company's parent, Live Nation, maintains a website at www.livenation.com. Neither the information on the Company's website, nor the information on the website of any Ticketmaster Entertainment business, is incorporated by reference in this report, or in any other filings with, or in any information furnished or submitted to, the SEC.

        The Company makes available, free of charge through Live Nation's website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

Item 1A.    Risk Factors

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: the Company's anticipated financial performance, business prospects and, anticipated trends and prospects in the various industries in which Ticketmaster Entertainment businesses operate, new products, services and related strategies and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward-looking statements included in this report for a variety of reasons, including, among others, the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect the Company's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of our management as of the date of this report. The Company does not undertake to update these forward-looking statements.

        On January 25, 2010, the Company merged into a subsidiary of Live Nation, and thereby became an indirect, wholly-owned subsidiary of Live Nation. For a description of risks related to the merger and Live Nation, please see the section entitled "Risk Factors" in Live Nation's Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated by reference herein. We describe our business risk factors below.

RISKS RELATING TO OUR BUSINESS

Live Entertainment Industry and General Economic Trends—The Company's success depends, in significant part, on entertainment, sporting and leisure events and factors adversely affecting such events could have a material adverse effect on our business, financial condition and results of operations.

        Through its ticketing segment, the Company sells tickets to live entertainment, sporting and leisure events at arenas, stadiums, theaters and other facilities. Through its artist services segment, the Company provides artist management services to over 200 clients, and derives significant revenues from touring and live concerts by these clients. Accordingly, the Company's business, financial condition and results of operations are directly affected by the popularity, frequency and location of such events. Ticket sales are sensitive to fluctuations in the number and pricing of entertainment, sporting and leisure events and activities offered by promoters, teams and facilities, and adverse trends in the entertainment; sporting and leisure event industries could adversely affect the Company's business, financial condition and results of operations. The ticketing segment relies on third parties to create and perform live entertainment, sporting and leisure events and to price tickets to such events. Accordingly, the Company's success depends, in part, upon the ability of these third parties to correctly anticipate public demand for particular events and the prices that the public is willing to pay to attend such events, as well as the availability of popular artists, entertainers and teams. Similarly, the artist services segment could be adversely affected if the artists it represents do not tour or perform as frequently as anticipated, or if such tours or performances are not as widely attended by fans as anticipated due to changing tastes, general economic conditions or otherwise.

        In addition, general economic conditions, consumer trends, work stoppages, natural disasters and terrorism could have a material adverse effect on the Company's business, financial condition and results of operations. Entertainment-related expenditures are particularly sensitive to business and personal discretionary spending levels, which tend to decline during general economic downturns. Recent market conditions have been extremely volatile and unemployment rates have risen in recent months. A protracted global recession could have a significant negative impact on the Company's business, financial condition and results of operations. Similarly, public heath issues or a health epidemic could result in the cancellation of live entertainment events or in lower attendance and ticket sales if fans choose to not attend events they would otherwise attend out of heath concerns. Recently, human cases of swine flu virus infection have been identified in the United States and internationally. If public health issues such as the swine flu were to result in the cancellation of live entertainment events or diminished ticket sales, the Company's business, financial condition and results of operations could be negatively impacted.

Third Party Relationships—The Company depends on relationships with clients and any adverse changes in these relationships could adversely affect its business, financial condition and results of operations.

        The Company's success is dependent, in significant part, on the ability of the Company's businesses to maintain and renew relationships with existing clients and to establish new client relationships. The Company anticipates that for the foreseeable future, the substantial majority of its revenues from the ticketing segment will be derived from online and offline sales of tickets. The Company also expects that revenues from primary ticketing services, which consist primarily of per ticket convenience charges and per order "order processing" fees, will continue to comprise the substantial majority of its consolidated revenues for the ticketing segment.

        In addition, as is typical of the artist management industry, certain of the Company's arrangements with clients of the artist services segment are terminable at will by either party. The loss of key artists could negatively impact the Company's business.

        While fees from management services represent slightly less than half the revenue of the Company's artist services segment, and no individual client represents more than 10% of revenue from management services, the loss of a number of key artists could negatively impact the Company's business. In addition, as the relationship between a manager and artist is highly personalized, the loss of a manager may also result in a loss in the artist represented by the manager, which could negatively impact the Company's business.

        The Company cannot provide assurances that its businesses will be able to maintain other existing client contracts, or enter into or maintain new client contracts, on acceptable terms, if at all, and the failure to do so could have a material adverse effect on its business, financial condition and results of operations. As explained above and in the below risk factor, the ticketing business is highly competitive. A number of competing national, regional, and local ticketing service providers are aggressively seeking to secure ticketing contracts from existing and potential clients of the Company. In addition, facilities, promoters and other potential clients are increasingly electing to self-ticket and/or distribute a growing number of tickets through client direct or other new channels, which could adversely impact the ability of the Company's businesses to secure renewals and new client contracts. The non-renewal or termination of an agreement with a major client or multiple agreements with a combination of smaller clients could have a material adverse effect on the Company's business, financial condition and results of operations.

        Another important component of the Company's success is the ability of the Company's businesses to maintain existing and build new relationships with third party distribution channels and service providers, including providers of credit card processing and delivery services, as well as advertisers, among other parties. Any adverse changes in these relationships, including the inability of these parties to fulfill their obligations to the Company's businesses for any reason, could adversely affect the Company's business, financial condition and results of operations.

Competition—The ticketing and artist services industries are highly competitive and competitors may win business away from the Company, which could adversely affect the Company's financial performance.

        The ticketing industry is highly competitive. The Company faces significant competition from other national, regional and local primary ticketing service providers to secure new and retain existing clients on a continuous basis. Additionally, the Company faces significant and increasing challenges from companies that sell self-ticketing systems and from clients who are increasingly choosing to self-ticket, through the integration of self-ticketing systems into their existing operations or the acquisition of primary ticket services providers and by increasing sales through facility box offices and season, subscription or group sales. The Company also faces competition in the resale of tickets from online auction websites and resale marketplaces and from other ticket resellers with online distribution capabilities. The intense competition that the Company faces in the ticketing industry could cause the volume of its ticketing services business to decline. The Company and Live Nation have entered into an agreement with the Anschutz Entertainment Group, Inc. ("AEG") which provides that AEG has an option to license the Company's Ticketmaster Host technology in order to ticket its owned and operated venues and ticket third party clients using such technology and the Company and Live Nation have agreed with the United States Department of Justice ("DOJ") to divest the Company's Paciolan, Inc. ticketing business, both of which will further increase the competition that the Company faces.

        In the secondary ticket sales market, the Company has restrictions on its business that are not faced by its competitors, which restrictions are both self-imposed and imposed as a result of agreements entered into by the Company with the Federal Trade Commission ("FTC") and the Attorneys General of several individual states. These restrictions primarily relate to the Company's TicketsNow business, and include a restriction on linking from the Company's page on the www.ticketmaster.com website that informs consumers that no tickets were found in response to their ticket request to its TicketsNow re-sale website without first obtaining approval from the State of New Jersey as to the exact disclosure language, architecture and functionality of such link; a prohibition on the sale of tickets to non-sporting events (for which tickets are being sold on Ticketmaster's website) through the TicketsNow website until the initial on-sale time at the Ticketmaster primary ticketing website; a prohibition on paid internet search advertising that would lead consumers searching for "Ticketmaster" on internet search engines to the TicketsNow website; a restriction on using or allowing its affiliates to use domain names that, among other things, contain the unique names of venues, sports teams or performers, or contain names that are substantially similar to or are misspelled versions of same; a requirement to clearly and conspicuously disclose on the TicketsNow website (or any other resale website owned by the Company, or on any primary ticketing website where a link or redirect to such a resale website is posted) that it is a resale website and ticket prices often exceed the ticket's original price; and a requirement to make certain clear and conspicuous disclosure when a ticket being offered for re-sale is not "in-hand" as well as a requirement to monitor and enforce the compliance of third parties offering tickets on the Company's websites with such disclosure requirements. The Company's competitors in the secondary ticket sales market are not, to the Company's knowledge, bound by similar restrictions. As a result, the Company's ability to effectively compete in the secondary ticket sales market, through its TicketsNow business or otherwise, may be adversely affected, which could in turn adversely affect the Company's results of operations and financial condition.

        There can be no assurance that the Company will be able to compete successfully in the future with existing or potential competitors or that competition will not have an adverse effect on its business and financial condition. Moreover, as the Company expands into new lines of businesses (including as a result of the merger with Live Nation), the Company may face direct competition, in the live music industry, with its prospective or current primary ticketing clients, who primarily include live event content providers (such as owners or operators of live event venues, promoters of concerts and sports teams, among others). This direct competition with the Company's prospective or current primary ticketing clients could result in a decline in the number of clients the Company has and a decline in the volume of its ticketing services business, which could adversely affect its business and financial condition.

        The artist services industry is also a highly competitive industry. There are numerous other music management companies and individual managers in the United States alone. The Company competes with these companies and individuals to discover new and emerging artists and to represent established acts. In addition, certain of the Company's arrangements with clients of the Company's artist services business are terminable at will by either party, leading to competition to retain those artists as clients. Competition is intense and may contribute to a decline in the volume of the Company's artist services business, which could adversely affect the Company's business and financial condition.

Covenants in the Company's debt agreements restrict the Company's business in many ways and if the Company does not effectively manage its business to comply with these covenants, its financial condition and results of operations could be adversely affected.

        The Company's senior secured credit facilities and/or the indenture governing the Ticketmaster Entertainment 10.75% Senior Notes due 2016 contain various covenants that limit the Company's ability and/or the Company's restricted subsidiaries' ability to, among other things:

  •
  incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;

  •
  issue redeemable stock and preferred stock;

  •
  pay dividends or distributions or redeem or repurchase capital stock;

  •
  prepay, redeem or repurchase debt;

  •
  make loans and investments;

  •
  enter into agreements that restrict distributions from the Company's subsidiaries;

  •
  sell assets and capital stock of the Company's subsidiaries;

  •
  enter into certain transactions with affiliates; and

  •
  consolidate or merge with or into, or sell substantially all of the Company's assets to, another person.

        In addition, the Company's senior secured credit facilities require it to maintain specified financial ratios. The Company's ability to meet those financial ratios can be affected by events beyond the Company's control, and the Company may be unable to meet those tests. Among other things, certain adjustments required in connection with the merger with Live Nation as a result of the Company's status as the deemed accounting acquired company may make it more difficult for the Company to comply with these financial ratios. In addition, a failure on the Company's part to maintain effective internal controls to measure compliance with these covenants could affect its ability to take corrective actions on a timely basis, and could result in its being in breach. A breach of any of these covenants could result in a default under the Company's senior secured credit facilities and/or the Company's other indebtedness. Upon the occurrence of an event of default under the Company's senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable. If the Company were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness, which constitutes a significant portion of the Company's assets. If the lenders under the Company's senior secured credit facilities accelerate the repayment of borrowings, the Company may not have sufficient assets to repay its senior secured credit facilities and its other indebtedness.

        The Company's borrowings under its senior secured credit facilities are, and are expected to continue to be, at variable rates of interest and expose it to interest rate risk. If interest rates increase, the Company's debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and the Company's net income would decrease.

International Presence and Expansion—The Company's businesses operate in international markets in which the Company has limited experience. The Company's businesses may not be able to successfully expand into new, or further into existing, international markets.

        The Company provides services in various jurisdictions abroad through a number of brands and businesses that it owns and operates, as well as through joint ventures, and expects to continue to expand its international presence. The Company faces, and expects to continue to face, additional risks in the case of its existing and future international operations, including:

  •
  political instability and unfavorable economic conditions in the markets in which the Company currently has international operations or into which its brands and businesses may expand;

  •
  more restrictive or otherwise unfavorable government regulation of the live entertainment and ticketing industries, including the regulation of the provision of primary ticketing and ticket resale services, as well as promotional, marketing and other related services, which could result in increased compliance costs and/or otherwise restrict the manner in which the Company's businesses provide services and the amount of related fees charged for such services;

  •
  limitations on the enforcement of intellectual property rights, which would preclude the Company from building the brand recognition upon which it has come to rely in many jurisdictions;

  •
  limitations on the ability of foreign subsidiaries to repatriate profits or otherwise remit earnings to the Company;

  •
  adverse tax consequences;

  •
  limitations on technology infrastructure, which could limit the Company's ability to migrate international operations to the Ticketmaster System, which would result in increased costs;

  •
  lower levels of Internet usage, credit card usage and consumer spending in comparison to those in the United States; and

  •
  difficulties in managing operations and adapting to consumer desires due to distance, language and cultural differences, including issues associated with (i) business practices and customs that are common in certain foreign countries but might be prohibited by United States law and the Company's internal policies and procedures, and (ii) management and operational systems and infrastructures, including internal financial control and reporting systems and functions, staffing and managing foreign operations, which the Company might not be able to do effectively, or if so, on a cost-effective basis.

        The Company's ability to expand its international operations into new jurisdictions, or further into existing jurisdictions will depend, in significant part, on its ability to identify potential acquisition candidates, joint venture or other partners, and enter into arrangements with these parties on favorable terms, as well as the Company's ability to make continued investments to maintain and grow existing international operations. If the revenues generated by international operations are insufficient to offset expenses incurred in connection with the maintenance and growth of these operations, the Company's business, financial condition and results of operations could be materially and adversely affected. In addition, in an effort to make international operations in one or more given jurisdictions profitable over the long term, significant additional investments that are not profitable over the short term could be required over a prolonged period.

        In addition, the ticketing industry in many jurisdictions abroad is more fragmented and local than it is in the United States. The Company's success in these markets will depend on the ability of the Company's businesses to create economies of scale by consolidating within each market geographically, which would most likely occur over a prolonged period, during which significant investments in technology and infrastructure would be required. In the case of expansion through organic growth, the Company could face substantial barriers to entry in new markets, and barriers impeding expansion within existing markets, due primarily to the risks and concerns discussed above, among others.

Foreign Currency Risks—The Company faces risks and uncertainties related to foreign currency exchange rate fluctuations.

        To the extent that costs and prices for services are established in local currencies and adjusted to U.S. dollars based on then-current exchange rates, the Company will be exposed to foreign exchange rate fluctuations. After accounting for such fluctuations, the Company may be required to record significant gains or losses, the amount of which will vary based on then-current exchange rates, which could cause its results to differ materially from expectations. As the Company continues to expand its international presence, its exposure to exchange rate fluctuations will increase, which may have a negative impact on its financial results.

Changing Customer Requirements and Industry Standards—The Company's businesses may not be able to adapt quickly enough to changing customer requirements and industry standards.

        The e-commerce industry is characterized by evolving industry standards, frequent new service and product introductions and enhancements and changing customer demands. The Company's businesses may not be able to adapt quickly enough and/or in a cost-effective manner to changes in industry standards and customer requirements and preferences, and their failure to do so could adversely affect the Company's business, financial condition and results of operations. In addition, the continued

widespread adoption of new Internet or telecommunications technologies and devices or other technological changes could require the Company's businesses to modify or adapt their respective services or infrastructures. The failure of the Company's businesses to modify or adapt their respective services or infrastructures in response to these trends could render their existing websites, services and proprietary technologies obsolete, which could adversely affect the Company's business, financial condition and results of operations.

        In addition, the Company is currently in the process of migrating its international brands and businesses to the Ticketmaster System in an attempt to provide consistent and state-of-the-art services across its businesses and to reduce the cost and expense of maintaining multiple systems, which the Company may not be able to complete in a timely or cost-effective manner. Delays or difficulties in implementing the Ticketmaster System, as well as any new or enhanced systems, may limit the Company's ability to achieve the desired results in a timely manner. Also, the Company may be unable to devote financial resources to new technologies and systems in the future, which could adversely affect its business, financial condition and results of operations.

Compliance with Laws, Rules and Regulations—The Company's failure to comply with existing laws, rules and regulations as well as changing laws, rules and regulations and other legal uncertainties, could adversely affect the Company's business, financial condition and results of operations.

        Since the Company's businesses sell tickets and provide related services to consumers through a number of different online and offline channels, they are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States and abroad, which are subject to change at any time. For example, the Company's businesses conduct marketing activities via the telephone and/or through online marketing channels, which activities are governed by numerous federal and state regulations, such as the Telemarketing Sales Rule, state telemarketing laws and the CAN-SPAM Act, among others. The Company's businesses are also subject to laws, rules and regulations applicable to providers of primary ticketing and ticket resale services, which in some cases regulate the amount of transaction and other fees that they may be charged in connection with primary ticketing sales and/or the ticket prices that may be charged in the case of ticket resale services. New legislation of this nature is introduced from time to time in various (and is pending in certain) jurisdictions in which the Company's businesses sell tickets and provide services. For example, several U.S. states and cities, Canadian provinces, the United Kingdom and certain European countries prohibit the resale of tickets at prices greater than the original face price (in the case of certain jurisdictions, without the consent of the venue) and/or prohibit the resale of tickets to certain types of events. The Company's various businesses have recently been named as defendants in several purported class action lawsuits and other actions and investigations alleging violations of these types of laws. The failure of the Company's businesses to comply with these laws and regulations could result in fines and/or proceedings against the Company by governmental agencies and/or consumers, which if material, could adversely affect its business, financial condition and results of operations. In addition, the promulgation of new laws, rules and regulations that restrict or otherwise unfavorably impact the ability or manner in which the Company's businesses provide primary ticketing and ticket resale services would require the Company's businesses to change certain aspects of their business, operations and client relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject the Company to additional liabilities.

        In addition, the application of various domestic and international sales, use, value-added and other tax laws, rules and regulations to the Company's historical and new products and services is subject to interpretation by applicable taxing authorities. While the Company believes that it is compliant with current tax provisions, taxing authorities may take a contrary position and such positions may adversely affect its business, financial condition and results of operations.

        From time to time, federal, state and local authorities and/or consumers commence investigations, inquiries or litigation with respect to compliance by the Company and its businesses with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. The Company's businesses have historically cooperated with authorities in connection with these investigations and have satisfactorily resolved each such material investigation, inquiry or litigation. The Company and its TicketsNow business are currently subject to agreements with the States of New Jersey and Illinois and the United States Federal Trade Commission which govern, and in certain cases place limitations on, the Company's ticketing resale practices. The Company's competitors in the secondary ticket sales market are not, to the Company's knowledge, bound by such limitations and as a result, the Company may be at a competitive disadvantage. Other states and Canadian provinces have commenced investigations or inquiries regarding the relationship between the Company and TicketsNow. The Company has incurred significant legal expenses in connection with the defense of governmental investigations and litigation in the past and will be required to incur additional expenses in the future regarding such investigations and litigation. In the case of antitrust (and similar or related) matters, any adverse outcome could limit or prevent the Company's businesses from engaging in the ticketing business generally (or in a particular market thereof) or subject them to potential damage assessments, all of which could have a material adverse effect on the Company's business, financial condition and results of operations. See Part I, Item 3 "Legal Proceedings" of this report for a description of certain current legal proceedings involving the Company.

Maintenance of Systems and Infrastructure—The Company's success depends, in part, on the integrity of the Company's systems and infrastructures. System interruption and the lack of integration and redundancy in these systems and infrastructures may have an adverse impact on the Company's business, financial conditions and results of operations.

        The Company's success depends, in part, on the Company's ability to maintain the integrity of the Company's systems and infrastructure, including websites, information and related systems, call centers and distribution and fulfillment facilities. System interruption and the lack of integration and redundancy in the Company's information systems and infrastructures may adversely affect the Company's ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. The Company may experience occasional system interruptions that make some or all systems or data unavailable or prevent its businesses from efficiently providing services or fulfilling orders. The Company lacks documentation regarding certain components of its key ticketing software and systems operations and relies on certain key technology personnel to maintain such software and systems; the loss of some or all of such personnel could require the Company to expend additional resources to continue to maintain such software and systems and could subject the Company to frequent systems interruptions. The Company also relies on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in its systems and infrastructures, its businesses, its affiliates and/or third parties, or deterioration in the performance of these systems and infrastructures, could impair the ability of the Company's businesses to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent the Company's businesses from providing services, fulfilling orders and/or processing transactions. While the Company's businesses have backup systems for certain aspects of their operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, the Company may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect the Company's business, financial conditions and results of operations.

        In addition, any penetration of network security or other misappropriation or misuse of personal consumer information could cause interruptions in the operations of the Company's businesses and subject the Company to increased costs, litigation and other liabilities. Network security issues could lead to claims against the Company for other misuse of personal information, such as for unauthorized purposes or identity theft, which could result in litigation and financial liabilities, as well as administrative action from governmental authorities. Security breaches could also significantly damage the Company's reputation with consumers and third parties with whom the Company does business. It is possible that advances in computer capabilities, new discoveries, undetected fraud, inadvertent violations of company policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect consumer transaction data. As a result, current security measures may not prevent any or all security breaches. The Company may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. The Company also faces risks associated with security breaches affecting third parties with which it is affiliated or otherwise conducts business online. Consumers are generally concerned with security and privacy of the Internet, and any publicized security problems affecting the Company's businesses and/or those of third parties may discourage consumers from doing business with the Company, which could have an adverse effect on the Company's business, financial condition and results of operations.

Privacy—The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

        In the processing of consumer transactions, the Company's businesses receive, transmit and store a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by the Company and its businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. The Company could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect its business, financial condition and results of operations.

        The Company's businesses may also become exposed to potential liabilities as a result of differing views on the privacy of consumer and other user data collected by these businesses. The Company's failure, and/or the failure by the various third party vendors and service providers with which the Company does business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of these businesses, discourage potential users from trying the Company's products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could adversely affect the Company's business, financial condition and results of operations.

Intellectual Property—The Company may fail to adequately protect its intellectual property rights or may be accused of infringing intellectual property rights of third parties.

        The Company may fail to adequately protect its intellectual property rights or may be accused of infringing intellectual property rights of third parties. The Company regards its intellectual property rights, including patents, service marks, trademarks and domain names, copyrights, trade secrets and similar intellectual property (as applicable) as critical to its success. The Company's businesses also rely heavily upon software codes, informational databases and other components that make up their products and services.

        The Company relies on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secret or copyrighted intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.

        The Company has generally registered and continues to apply to register, or secure by contract when appropriate, its trademarks and service marks as they are developed and used, and reserves and registers domain names as it deems appropriate. The Company generally considers the protection of its trademarks to be important for purposes of brand maintenance and reputation. While the Company vigorously protects its trademarks, service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which products and services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. The failure of the Company to protect its intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names and limit its ability to control marketing on or through the Internet using its various domain names or otherwise, which could adversely affect its business, financial condition and results of operations.

        Some of the Company's businesses have been granted patents and/or have patent applications pending with the United States Patent and Trademark Office and/or various foreign patent authorities for various proprietary technologies and other inventions. The Company considers applying for patents or for other appropriate statutory protection when it develops valuable new or improved proprietary technologies or identifies inventions, and will continue to consider the appropriateness of filing for patents to protect future proprietary technologies and inventions as circumstances may warrant. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. In addition, third parties may create new products or methods that achieve similar results without infringing upon patents that the Company owns. Likewise, the issuance of a patent to the Company does not mean that its processes or inventions will not be found to infringe upon patents or other rights previously issued to third parties.

        From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, protect trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect the Company's business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive.

Key Employees—Failure to attract and retain key employees could adversely impact the Company's business.

        In order to be successful, the Company must attract and retain talented executives and other key employees, including those in managerial, technical, sales, marketing and support positions. The Company's businesses require individuals with relevant experience and diverse skill sets, and the market for these personnel is highly competitive. The failure to attract employees with the requisite skills and abilities to the Company, or the loss of key employees could adversely impact the Company's ability to meet key objectives, such as the timely and effective development and delivery of products and services, and could otherwise have a significant impact on the Company's operations.

Brand Recognition—Failure to maintain brand recognition and attract and retain customers in a cost-effective manner could adversely affect the Company's business, financial condition and results of operations.

        Maintaining and promoting the Ticketmaster and www.ticketmaster.com (and related international) brand names and, to a lesser extent, the www.ticketsnow.com, www.ticketweb.com, www.museumtix.com and www.tmvista.com (and related international) brand names, is critical to the ability of the Company's businesses to attract consumers and business customers to their respective websites and other distribution channels. The Company believes that the importance of brand recognition will increase, given the growing number of online ticketing services due to relatively low barriers to entry to providing online content and services. Accordingly, the Company has spent, and expects to continue to spend, increasing amounts of money on, and devote greater resources to, branding and other marketing initiatives, including search engine optimization techniques and paid search engine marketing, neither of which may be successful or cost-effective. The failure of the Company's businesses to maintain the recognition of their respective brands and to attract and retain consumers in a cost-effective manner could adversely affect the Company's business, financial condition and results of operations.

Acquisitions—The Company may experience operational and financial risks in connection with acquisitions. In addition, some of the businesses acquired by the Company may incur significant losses from operations or experience impairment of carrying value.

        The Company's growth may depend upon future acquisitions and depends, in part, on the Company's ability to successfully integrate historical acquisitions. The Company may experience operational and financial risks in connection with acquisitions. To the extent that the Company continues to grow through acquisitions, it will need to:

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

        The Company may not be successful in addressing these challenges or any others encountered in connection with recent and future acquisitions and the failure to do so could adversely affect its business, financial condition and results of operations. The anticipated benefits of one or more acquisitions may not be realized and future acquisitions could result in potentially dilutive issuances of equity securities and/or contingent liabilities. Also, the value of goodwill and other intangible assets acquired could be impacted by one or more unfavorable events or trends, which could result in impairment charges. The occurrence of any of these events could adversely affect the Company's business, financial condition and results of operations. In addition, the Company may choose to substantially reduce or discontinue the operations of any of its acquired businesses if it is unsuccessful in meeting these challenges. Any such shut-down could expose the Company to expenses associated with exiting from existing contracts and terminating employees, and could expose the Company to certain unknown liabilities that arise following the shut-down.

        Through certain acquisitions, such as the acquisitions of TicketsNow, Emma Entertainment, Echo, GET ME IN! and Front Line, the Company entered into aspects, and through future acquisitions may enter into aspects, of the ticketing and/or entertainment industries in which it had not previously participated directly. Acquisitions of this nature could adversely affect relationships with new and potential clients to the extent that clients view the interests of acquired businesses, or those of the Company overall following the completion of any such acquisitions, as competing with or diverging from their own, which could adversely impact the Company's relationships with its clients and its ability to attract new clients. This would adversely affect the Company's business, financial condition and results of operations.

Future Capital Needs—The Company may have future capital needs and may not be able to obtain additional financing on acceptable terms.

        In connection with the Company's spin-off from IAC, the Company incurred indebtedness of approximately $765.0 million. The Company has since paid down $23.0 million of its indebtedness, while also drawing down an additional $70.0 million from its revolving credit facility. The Company's future capital needs may include funds necessary to develop new services or to enhance its existing services, to complete acquisitions or to otherwise take advantage of business opportunities or respond to competitive pressures.

        These arrangements and current market conditions may limit the Company's ability to secure additional financing in the future on favorable terms or at all. The Company's ability to secure additional financing and satisfy the Company's financial obligations under indebtedness outstanding from time to time will depend upon the Company's future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond the Company's control. The prolonged continuation or worsening of current credit market conditions would have a material adverse effect on the Company's ability to secure financing on favorable terms, if at all.

        The Company may be unable to secure additional financing or financing on favorable terms or its operating cash flow may be insufficient to satisfy its financial obligations under indebtedness outstanding from time to time (if any). Furthermore, if financing is not available when needed, or is available on unfavorable terms, the Company may be unable to develop new services or enhance its existing services, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition and results of operations. If additional funds are raised through the issuance of equity securities, the Company's stockholders may experience significant dilution.

Goodwill Impairment—Impairment of the Company's goodwill could negatively affect the Company's financial results and financial condition.

        In accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), the Company tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of the Company's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. During the year ended December 31, 2008, the Company recognized a total non-cash charge of $1.1 billion related to the impairment of goodwill of its ticketing reporting unit. As of December 31, 2009, the Company had goodwill of approximately $482.3 million, which constituted approximately 27% of its total assets at that date. Due to the volatile stock market, the current economic uncertainty and other factors, the Company cannot provide assurance that remaining goodwill will not be further impaired in future periods. Impairment may result from, among other things, a significant decline in its expected cash flows, an adverse change in the business climate and slower growth rates in its industry. If the Company is required to record an impairment charge for its goodwill in the future, this would adversely impact its financial condition and financial results.

RISKS RELATING TO OUR SPIN-OFF FROM IAC

If our spin-off from IAC, or one or more of the spin-offs of three other IAC subsidiaries from IAC that occurred on the same date, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company may be subject to significant tax liabilities.

        In connection with IAC's spin-off of each of the Company and certain other former businesses of IAC, each of which is referred to as a Spinco, IAC received a private letter ruling from the IRS regarding the qualification of these spin-offs as transactions that are generally tax-free for U.S. federal income tax purposes. IAC's spin-off of each of the Spincos is referred to collectively as the IAC spin-offs. IAC also received an opinion of counsel regarding certain aspects of the transaction that were not covered by the private letter ruling. Notwithstanding the IRS private letter ruling and opinion of counsel, the IRS could determine that one or more of the IAC spin-offs should be treated as a taxable distribution if it determines that any of the representations, statements or assumptions or undertakings that were included in the request for the IRS private letter ruling are false or have been violated or if it disagrees with the conclusions in the opinion of counsel that are not covered by the IRS ruling. In addition, if any of the representations, statements or assumptions upon which the opinion of counsel was based were or become inaccurate, the opinion may be invalid.

        If any of the IAC spin-offs were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, then IAC would incur material income tax liabilities for which the Company could be liable. Under applicable federal income tax rules, the Company is severally liable for any federal income taxes imposed on IAC with respect to taxable periods during which the Company was a member of IAC's consolidated federal income tax return group, including the period in which the IAC spin-offs were consummated. Under the Tax Sharing Agreement that the Company entered into with IAC and the other Spincos, the Company generally is required to indemnify IAC and the other Spincos for any taxes resulting from the Company's spin-off to the extent such amounts resulted from (i) any act or failure to act by the Company described in the covenants in the Tax Sharing Agreement, (ii) any acquisition of equity securities or assets of the Company or (iii) any breach by the Company of any representation or covenant contained in the separation documents or in the documents relating to the IRS private letter ruling and/or tax opinions. Corresponding indemnification provisions also apply to the other Spincos. The Company is entitled to indemnification from IAC, among other things, if, the Company is liable for, or otherwise required to make a payment in respect of, a the Company spin-off tax liability for which the Company is not responsible under the Tax Sharing Agreement and, if applicable, is unable to collect from the Spinco responsible for such liability under the Tax Sharing Agreement. The Company's ability to collect under these indemnity provisions would depend on the financial position of the indemnifying party.

Certain transactions in IAC, the Company, or other Spinco equity securities could cause one or more of the IAC spin-offs to be taxable to IAC and may give rise to indemnification obligations of the Company under the Tax Sharing Agreement.

        Current U.S. federal income tax law creates a presumption that any of the IAC spin-offs would be taxable to IAC if it is part of a "plan or series of related transactions" pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest (by vote or value) in IAC or a Spinco (including the Company). Acquisitions that occur during the four-year period that begins two years before the date of a spin-off are presumed to occur pursuant to a plan or series of related transactions, unless it is established that the acquisition is not pursuant to a plan or series of transactions that includes the spin-off.

        These rules limit the Company's ability during the two-year period following the Company's spin-off to enter into certain transactions that might be advantageous to the Company and its stockholders, particularly issuing equity securities to satisfy financing needs, repurchasing equity securities, and, under certain circumstances, acquiring businesses or assets with equity securities or agreeing to be acquired. Under the Tax Sharing Agreement, there are restrictions on the Company's ability to take such actions for a period of 25 months from the day after the date of the Company's spin-off. Entering into the merger agreement with Live Nation did not violate these restrictions because, prior to entering into the agreement, the Company provided IAC with an unqualified opinion of tax counsel contemplated by the Tax Sharing Agreement and IAC confirmed that the opinion was satisfactory to IAC.

        In addition to actions of IAC and the Spincos (including the Company), certain transactions that are outside their control and therefore not subject to the restrictive covenants contained in the Tax Sharing Agreement, such as a sale or disposition of the stock of IAC or the stock of a Spinco by certain persons that own five percent or more of any class of stock of IAC or a Spinco could have a similar effect on the tax-free status of a spin-off as transactions to which IAC or a Spinco is a party. As of the date of the Company's spin-off, Liberty Media and certain of its affiliates, in the aggregate, owned IAC stock representing approximately 61.6% by vote and 29.9% by value and, immediately subsequent to the Company's spin-off, owned stock of each Spinco representing approximately 29.9% by vote and value. Accordingly, in evaluating the Company's ability to engage in certain transactions involving its equity securities, the Company will need to take into account the activities of Liberty Media and its affiliates.

        As a result of these rules, even if each IAC spin-off otherwise qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes, transactions involving Spinco or IAC equity securities (including transactions by certain significant stockholders) could cause IAC to recognize taxable gain with respect to the stock of the Spinco as described above. Although the restrictive covenants and indemnification provisions contained in the Tax Sharing Agreement are intended to minimize the likelihood that such an event will occur, one or more of the IAC spin-offs may become taxable to IAC as a result of transactions in IAC or Spinco equity securities. As discussed previously, the Company could be liable for such taxes under the Tax Sharing Agreement or under applicable federal income tax rules.

        In connection with the merger with Live Nation, the Company received (i) two unqualified opinions of tax counsel (one dated as of the date of execution of the definitive merger agreement and one dated as of the closing date of the merger) that the transaction as contemplated in the definitive merger agreement will not have an adverse tax effect on the Company's spin-off, and (ii) IAC's written acknowledgement that the closing date opinion was in form and substance satisfactory to IAC. However, the IRS may disagree with the conclusions in these opinions of counsel and determine that the merger caused the Company's spin-off to be taxable to IAC. Were this to occur and that position were sustained, the Company would be required to make material indemnification payments to IAC.

The spin-off agreements were not the result of arm's length negotiations.

        The agreements that the Company entered into with IAC and the other Spincos in connection with the spin-offs, including the Separation and Distribution Agreement, Tax Sharing Agreement, Employee Matters Agreement and Transition Services Agreement, were established by IAC, in consultation with the Spincos, with the intention of maximizing the value to current IAC's shareholders. Accordingly, the terms for the Company may not be as favorable as would have resulted from negotiations among unrelated third parties.

Item 1B.    Unresolved Staff Comments

  None.

Item 2.    Properties

        The Company's principal executive offices are those of its parent, Live Nation, located at 9348 Civic Center Drive, Beverly Hills, California; its corporate operating offices are located at 8800 W. Sunset Blvd., West Hollywood, California, where the Company currently leases approximately 82,000 square feet from IAC. The Company also leases office space in various cities throughout the United States and in the various jurisdictions abroad in which it has operations pursuant to short- and long-term leases of adequate duration. In addition, the Company owns a small plot of land outside of Albuquerque, New Mexico. The Company believes that its facilities are adequate in the locations where it currently does business.

        The following table shows the location, approximate square footage, use and related business segment of each of the material principal properties used by the Company. All such properties are leased.

Location	State (U.S.) or Country	Approximate Square Footage	Use	Segment
West Hollywood	California	81,547	Office building	Corporate
Los Angeles	California	54,532	Office building	Artist Services
Pharr	Texas	41,736	Office building, call center	Ticketing
Los Angeles	California	37,055	Office building	Ticketing
Crystal Lake	Illinois	35,496	Office building	Ticketing
Scottsdale	Arizona	32,000	Office building, data center	Ticketing
Irvine	California	31,720	Office building	Ticketing
London	United Kingdom	31,700	Office building	Ticketing

Item 3.    Legal Proceedings

        In the ordinary course of business, the Company is a party to various legal proceedings, including those noted in this section. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. It is possible that an unfavorable outcome of one or more of these lawsuits could have a material impact on the liquidity, results of operations, or financial condition of the Company. The Company also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Item 15. Exhibits and Financial Statement Schedules—Note 8—Income Taxes to the Consolidated Financial Statements for discussion related to income tax contingencies. Except as expressly noted herein, the Company intends to vigorously defend or prosecute all pending legal matters.

  UPS Consumer Class Action Litigation

        On October 21, 2003, a purported representative action was filed in California state court, challenging Ticketmaster Entertainment's charges to online customers for UPS ticket delivery. The complaint alleged in essence that it is unlawful for Ticketmaster Entertainment not to disclose on its website that the fee it charges to online customers to have their tickets delivered by UPS contains a profit component. The complaint asserted a claim for violation of California's Unfair Competition Law ("UCL"), codified at California Business and Professions Code section 17200 et seq., and sought restitution or disgorgement of the difference between (i) the total UPS delivery fees charged by Ticketmaster Entertainment in connection with online ticket sales during the applicable statute of limitations period, and (ii) the amount Ticketmaster Entertainment paid to UPS for that service.

        On July 20, 2004, Ticketmaster Entertainment filed a motion for summary judgment. The Court heard the motion on December 20, 2004, and denied Ticketmaster Entertainment's motion, in part, based on Plaintiffs' arguments that they were not challenging Ticketmaster Entertainment's rights to make a profit, but instead were only challenging Ticketmaster Entertainment's UPS delivery charges based on Plaintiffs' "misleading pass-through" theory of liability.

        On December 7, 2004, Ticketmaster Entertainment filed its first motion for judgment on the pleadings based on the passage of Proposition 64, which became effective in November 2004. Plaintiffs opposed the motion. The Court heard the motion on April 1, 2005, and explained that Plaintiffs could not proceed with a representative action without amending the complaint to comply with class action procedures.

        On August 31, 2005, the plaintiffs filed their first amended complaint, for the first time pleading this case as a putative class action. The first amended complaint alleged (i) as before, that Ticketmaster Entertainment's website disclosures in respect of its charges for UPS ticket delivery violate the UCL, and (ii) for the first time, that Ticketmaster Entertainment's website disclosures in respect of its ticket order-processing fees constitute false advertising in violation of California's False Advertising Law ("FAL"), codified at California Business and Professions Code sections 17500 et seq. On this latter claim, the amended complaint seeks restitution or disgorgement of the entire amount of order-processing fees charged by Ticketmaster Entertainment during the applicable statute of limitations period.

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

        On May 18, 2009, the California Supreme Court decided the Tobacco II case. On April 1, 2009, the Court granted plaintiff's motion for leave to file a Second Amended Complaint that purports to clarify plaintiff's existing claims under the UCL and FAL and adds new claims that (a) Ticketmaster Entertainment's order processing fees are unconscionable under the UCL and (b) Ticketmaster Entertainment's alleged business practices violate the "unlawful" prong of the UCL because they also allegedly constitute an underlying violation of California's Consumer Legal Remedies Act (codified at

California Civil Code sections 1750 et seq.). Ticketmaster Entertainment filed a demurrer to the Second Amended Complaint on May 8, 2009. Plaintiffs filed a Third Amended Complaint to attempt to cure deficiencies in the Second Amended Complaint and to seek to address the California Supreme Court's holding in Tobacco II. Ticketmaster Entertainment filed a demurrer to the Third Amended Complaint on July 3. The court overruled Ticketmaster Entertainment's demurrers on October 20, 2009. Plaintiffs filed their second class certification motion on August 31, 2009, which Ticketmaster Entertainment opposed on September 21, 2009. On February 5, 2010, the court granted certification of a class as to the first two causes of action (which allege that Ticketmaster Entertainment misrepresents/omits the fact that there is a profit component in its UPS and Order Processing Fees). The class will consist of California consumers who purchased tickets through Ticketmaster Entertainment's website from 1999 to the present. The court denied certification of a class on the third and fourth causes of action, which allege that Ticketmaster Entertainment's UPS and Order Processing fees are unconscionably high. The parties are awaiting a formal order from the court.

  Canadian Consumer Class Action Litigation Relating to TicketsNow

        In February of 2009, five putative consumer class action complaints were filed in Canada against TNow Entertainment Group, Inc. ("TicketsNow"), Ticketmaster Entertainment, Ticketmaster Canada Ltd. ("Ticketmaster Canada") and Premium Inventory, Inc. All of the cases allege essentially the same set of facts and causes of action: each plaintiff purports to represent a class consisting of all persons who purchased a ticket from Ticketmaster Entertainment, Ticketmaster Canada or TicketsNow from early February of 2007 to the present. Each proposed class purports to extend to United States as well as Canadian consumers. The complaints allege in essence that Ticketmaster Entertainment and Ticketmaster Canada conspired to divert a large number of tickets for resale through the TicketsNow website at prices higher than face value in violation of Ontario's Ticket Speculation Act, the Amusement Act of Manitoba, the Amusement Act of Alberta, and the Quebec Consumer Protection Act, respectively. The Ontario case contains the additional allegation that Ticketmaster Entertainment and TicketsNow's service fees run afoul of anti-scalping laws. Each lawsuit seeks compensatory and punitive damages on behalf of the class.

  United States Consumer Class Action Litigation Relating to TicketsNow

        From February through June of 2009, eleven purported class action lawsuits asserting causes of action under various state consumer protection laws were filed against Ticketmaster Entertainment and TicketsNow in District Courts in California, New Jersey, Minnesota, Pennsylvania and North Carolina. The lawsuits allege that Ticketmaster Entertainment and TicketsNow unlawfully deceived consumers by, among other things, selling large quantities of tickets to TicketsNow's ticket brokers, either prior to or at the time that tickets for an event go on sale, thereby forcing consumers to purchase tickets at significantly marked-up prices on TicketsNow.com instead of Ticketmaster.com. Plaintiffs further claim that Ticketmaster Entertainment violated various state consumer protection laws by allegedly "redirecting" consumers from Ticketmaster.com to Ticketsnow.com, thereby engaging in false advertising and an unfair business practice by deceiving consumers into inadvertently purchasing tickets from TicketsNow for amounts greater than face value. Plaintiffs claim that Ticketmaster Entertainment has been unjustly enriched by this conduct and seek compensatory damages, a refund to every class member of the difference between face value and the amount paid to TicketsNow, an injunction preventing Ticketmaster Entertainment from engaging in further unfair business practices with TicketsNow, and attorney fees and costs. On July 20, 2009, all of the cases were consolidated and transferred to the Central District of California. Plaintiffs filed their consolidated class action complaint on September 25, 2009. Ticketmaster Entertainment filed its answer on October 26, 2009.

  Litigation Relating to the Merger with Live Nation

        Ticketmaster Entertainment and each of its directors have been named as defendants in two lawsuits filed in the Superior Court of California, Los Angeles County (the "Court"), challenging the merger: McBride v. Ticketmaster Entertainment, Inc., No. BC407677, and Police and Fire Retirement System of the City of Detroit v. Ticketmaster Entertainment, Inc., No. BC408228. These actions were consolidated under the caption In re Ticketmaster Entertainment Shareholder Litigation, Lead Case No. BC407677, by a court order dated March 30, 2009. The plaintiffs filed an amended complaint in the consolidated action on July 2, 2009, a second amended complaint on September 10, 2009, and a third amended complaint on November 19, 2009, which superseded the earlier complaints. The third amended consolidated complaint generally alleges that Ticketmaster Entertainment and its directors breached their fiduciary duties by entering into the Merger Agreement without regard to the fairness of its terms to the Ticketmaster Entertainment stockholders and in return for illicit payments of "surplus" Live Nation stock. The third amended consolidated complaint also alleges that the joint proxy statement/prospectus of Live Nation and Ticketmaster Entertainment, which is a part of the final Form S-4 Registration Statement of Live Nation that was filed with the SEC on November 6, 2009, contains material omissions and misstatements. Plaintiffs moved for a preliminary injunction barring the completion of the merger on December 4, 2009. The Court denied this motion in a hearing on December 22, 2009. The Ticketmaster Entertainment and Live Nation shareholders, respectively, approved the merger in shareholder meetings held on January 8, 2010. Plaintiffs continue to prosecute the case, now seeking compensatory damages, attorneys' fees and expenses. The Ticketmaster Entertainment Defendants answered the third amended consolidated complaint on January 21, 2010, denying its allegations and asserting defenses.

  Federal Trade Commission Investigation

        Ticketmaster Entertainment and TicketsNow have entered into a settlement agreement with the Federal Trade Commission ("FTC") to resolve the FTC's investigation of methods by which Ticketmaster Entertainment and TicketsNow previously advertised and sold tickets to consumers on the TicketsNow resale marketplace. Pursuant to a Stipulated Final Judgment dated February 18, 2010, Ticketmaster Entertainment and TicketsNow will make restitutionary payments to certain consumers claiming to be unsatisfied with ticket purchases made from the TicketsNow online resale marketplace, as well as additional disclosures (1) when linking between primary and resale ticket sites and (2) pertaining to the issue of speculative ticket postings and anticipated ticket delivery dates.

Item 4.    Submission of Matters to a Vote of Security Holders

        Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

        The common stock of Ticketmaster Entertainment, Inc., our predecessor corporation, was listed on the Nasdaq Stock Market, Inc. ("NASDAQ") under the ticker symbol "TKTM" from August 12, 2008 until January 25, 2010. The following table sets forth the intra-day high and low prices per share for our common stock during the periods indicated:

Quarter Ended	High	Low
September 30, 2008 (beginning August 12)	$27.00	$9.52
December 31, 2008	$13.33	$3.33
March 31, 2009	$7.22	$3.42
June 30, 2009	$8.23	$3.60
September 30, 2009	$12.90	$5.49
December 31, 2009	$13.00	$9.26

        As of January 25, 2010, Live Nation is the indirect owner of all the common equity in the Company, and there is no public market for the common equity of the Company.

        Any distributions in respect of the ownership interests of the Company (the limited liability company equivalent of a dividend in respect of the common stock of a corporation) will depend on our earnings, capital requirements, financial condition and other factors considered relevant by Live Nation as our sole owner (subject to restrictions in the documents governing our indebtedness). There are restrictions on our ability to pay dividends under our senior secured credit facility.

        During the quarter ended December 31, 2009, the Company did not issue or sell any shares of its common stock or other equity securities pursuant to unregistered transactions. The Company did not purchase any shares of its common stock during the quarter ended December 31, 2009.

Item 6.    Selected Financial Data

        Omitted pursuant to General Instruction I(2)(a) to Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Forward-Looking Statements

        Forward-looking statements in this Annual Report on Form 10-K are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. Forward-looking statements include the information regarding future financial performance, business prospects and strategy, as well as anticipated financial position, liquidity and capital needs and other similar matters, in each case relating to the Company.

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

  •
  our recently-completed merger with Live Nation;

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

Spin-off from IAC/InterActive Corp

        On July 1, 2008, the Board of Directors of IAC/InterActiveCorp ("IAC") approved a plan to separate IAC into five separate, publicly traded companies via the distribution of all of the outstanding shares of the common stock of four wholly-owned subsidiaries (the "Spincos"), including the Company.

        On August 20, 2008, IAC distributed to its stockholders all of the outstanding shares of common stock, par value $0.01 per share, of Ticketmaster Entertainment (the "Spin-off"). The Company's businesses include the businesses that formerly comprised IAC's Ticketmaster segment, which included IAC's domestic and international ticketing and ticketing related businesses, subsidiaries and investments, excluding the Company's ReserveAmerica subsidiary and its investment in Active.com. At the time of the Spin-off, the Company included IAC's minority investment in Front Line. On October 29, 2008, the Company acquired an additional equity interest in Front Line, giving the Company a controlling interest in Front Line. As a result, the Company consolidated the results of Front Line from the acquisition date.

        Upon completion of the Spin-off (and for a short period prior to that, on a "when issued" basis), the Company's shares began trading on The Nasdaq Global Select Market ("NASDAQ") under the symbol "TKTM." In conjunction with the Spin-off, the Company completed the following transactions: (1) extinguished all intercompany receivable balances due from IAC and its subsidiaries, which totaled $604.4 million, by recording a non-cash distribution to IAC, (2) recapitalized the invested equity balance with common stock, whereby holders of IAC stock received one fifth of a share of Ticketmaster Entertainment common stock for each share of common and class B common stock of IAC held, as described in our Post Effective Amendment No. 1 to Form S-1 (Commission File Number 333-152702) filed with the Securities and Exchange Commission ("SEC") on August 20, 2008, and (3) distributed $752.9 million in cash to IAC in connection with the Company's separation from IAC, which included the net proceeds of $723.6 million from a combination of privately issued debt securities and bank borrowings. Refer to Item 15. Exhibits and Financial Statement Schedules—Note 9—Long-Term Debt.

Merger with Live Nation

        On February 10, 2009, the Company entered into a definitive agreement to merge with Live Nation, Inc. The merger with Live Nation was completed on January 25, 2010 (the "Merger"). As part of the Merger, among other things, (i) Ticketmaster Entertainment, which up to that time was a Delaware corporation named Ticketmaster Entertainment, Inc. ("Old Ticketmaster"), merged into an indirect, wholly-owned subsidiary of Live Nation ("Merger Sub"), (ii) Merger Sub continued as the surviving entity and Old Ticketmaster ceased to exist, (iii) Merger Sub was renamed Ticketmaster Entertainment LLC, a single member limited liability company with an indirect, wholly-owned subsidiary of Live Nation as its sole member, (iv) each issued and outstanding share of common stock of Old Ticketmaster was converted into 1.4743728 shares of common stock of Live Nation plus cash in lieu of any fractional shares, and (v) Live Nation changed its name to Live Nation Entertainment, Inc. As a result, Ticketmaster Entertainment is now an indirect, wholly-owned subsidiary of Live Nation, and Live Nation remains a publicly-traded company with its shares listed on the New York Stock Exchange under the symbol "LYV." See Item 15. Exhibits and Financial Statement Schedules—Note 3—Merger with Live Nation to the Consolidated Financial Statements for a more detailed discussion related to the Merger.

Basis of Presentation

        These consolidated financial statements present our results of operations, financial position, temporary equity and equity, comprehensive income and cash flows on a consolidated basis. The consolidated financial statements include the Company's investment in Front Line, which was consolidated beginning on October 29, 2008, when the Company increased its ownership interest from 39.4% to 82.3% (approximately 75% on a diluted basis). Prior to October 29, 2008, the investment in Front Line was accounted for using the equity method of accounting.

        We prepared the consolidated financial statements from the historical results of operations and historical basis of the assets and liabilities of the Company with the exception of income taxes. We computed income taxes using our stand-alone tax rate. Our income tax payable as well as deferred tax assets and liabilities represent the estimated impact of filing a consolidated income tax return with IAC through the Spin-off, and filing a standalone consolidated income tax return thereafter. We eliminated all significant intercompany transactions and accounts for periods prior to the Spin-off.

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

        The historical financial statements are based on certain assumptions about the Company as a stand-alone company. Our management believes the assumptions underlying the historical consolidated financial statements of the Company are reasonable. However, this financial information does not necessarily reflect what the historical financial position, results of operations and cash flows of the Company would have been if the Company had been a stand-alone company during the entire period presented.

Management Overview

        The Company is the world's leading live entertainment ticketing and marketing company based on the number of tickets sold, providing ticket sales, ticket resale services, marketing and distribution through www.ticketmaster.com, one of the largest e-commerce sites on the Internet, approximately 6,700 independent sales outlets and 17 call centers worldwide. The Company serves leading arenas, stadiums, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters in the United States and abroad, including Australia, Canada, China, Denmark, Finland, Germany, Ireland, the Netherlands, New Zealand, Norway, Spain, Sweden, Turkey and the United Kingdom. The Company is also a party to joint ventures with third parties to provide ticket distribution services in Mexico and supplied ticketing services for the 2008 Beijing Olympic Games. The Company licenses its technology in Mexico, Argentina, Brazil, Chile and China.

Sources of Revenue

Ticketing

        The Company earns a majority of its revenue from primary ticketing on behalf of its clients. Ticketing operations revenue primarily consists of convenience and order processing fees generated primarily through ticket sales. The sale of tickets for an event often commences several months prior to the event performance date. The Company recognizes revenue from the sale of a ticket when the ticket is sold. Fluctuations in ticket operations revenue occur largely as a result of changes in the number of tickets sold and the average revenue per ticket. The number of tickets sold varies as a result of (i) additions or losses of clients serviced by the Company; (ii) fluctuations in the scheduling of events, particularly for popular performers; (iii) overall consumer demand for live entertainment events; and (iv) the percentage of tickets for events which are sold directly by clients. The average revenue per ticket varies as a result of the amount of convenience charges earned on each ticket. The amount of convenience charges typically varies based upon numerous factors, including the face price of the ticket, the type of event, whether the ticket is purchased at an independent sales outlet, through call centers or via our websites, as well as the services to be rendered to the client.

Artist Services

        Front Line secures work for the clients it represents, for which it receives a commission. Generally, commissions are payable by clients upon their receipt of payments for performance of services or upon the delivery or use of materials that they created. Revenue is recognized in the month of the artist event. Contingent commissions, such as those based on profits or gross receipts, are recorded upon determination of the amounts. Revenue is not recognized before persuasive evidence of an arrangement exists, services have been rendered, the amount to be received is fixed or determinable, and collectability is reasonably assured.

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

Operating Costs

        The Company records ticket operations costs specifically associated with the distribution of tickets sold through its system. The largest components of these operating costs are royalties paid to clients as a share of convenience and order processing fees, credit card fees, payroll, telecommunication and data communication costs associated with the Company's call centers, commissions paid on tickets distributed through independent sales outlets away from the box office, and other expenses including ticket stock and postage. These costs are primarily variable in nature. Direct payroll costs relate to our call centers. Outlet commissions are paid to music chains, department stores and other independent retail locations in exchange for their providing space and personnel to service ticket purchases. The participation, if any, by clients in the Company's revenue from convenience and order processing fees is set forth in our contracts with its clients.

Channels of Distribution; Marketing Costs

        The Company sells tickets online, through independent sales outlets, call centers and via mobile devices. During the year ended December 31, 2009, 77%, 13%, 10% and less than 1% of primary tickets were sold through these channels, respectively.

        The Company owns and operates various branded websites, both in the U.S. and abroad, which are customized to reflect services offered in each jurisdiction and designed to promote ticket sales for live events and disseminate event, performer and related merchandise information online. Consumers can access www.ticketmaster.com directly from affiliated websites and through numerous direct links from banners and event profiles hosted by approved third party websites.

        As of December 31, 2009, the Company had approximately 6,700 independent sales outlets worldwide, including approximately 1,800 in the United States and approximately 4,900 in various jurisdictions abroad. The Company pays independent sales outlets a commission, which averaged approximately 17% of our convenience charge in 2009.

        As of December 31, 2009, the Company operated 17 call centers worldwide through which consumers can generally purchase tickets by telephone, or by way of an interactive voice response system, seven days a week, for at least 22 hours per day.

        The Company markets and offers services directly to customers through www.ticketmaster.com and its other branded websites allowing customers to transact directly with us in a convenient manner. The Company also pays fees to market and distribute services on third party distribution channels, such as Internet portals and search engines. In addition, some of the Company's businesses manage affiliate programs, pursuant to which they pay commissions and fees to third parties based on revenue earned. The Company has made, and expects to continue to make, investments in online and offline advertising to build its brands and drive traffic to its businesses.

        Clients routinely agree by contract to include the Company's name, logos, and applicable website address and charge-by-phone number in advertisements in all forms of media promoting the availability of their tickets. The Company's brand name and logo are also prominently displayed on printed tickets, ticket envelopes and email alerts about upcoming events that we sends to its customers.

Access to Supply

        The Company's primary ticketing services, and to a lesser extent, its ticketing resale services, depend significantly upon our ability to secure ticketing inventory through existing clients and new clients. The Company believes that the ability of its ticketing clients to reach a large qualified audience through its brands and businesses, including through its multiple distribution channels, is a significant benefit. The Company seeks to maintain and renew client contracts, and enter into new client contracts, on a favorable basis.

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

        The Company has taken steps to increase revenue from new markets and opportunities. These include a number of discrete investments including new acquisitions, efforts to gain scale in the market for ticket resale services and adding resources into growth efforts internationally, which come with up-front costs.

        In 2008, the Company began a comprehensive review of its worldwide cost structure in the light of significant investments that have been made through increased operating and capital expenditures, acquisitions in recent periods, and in advance of the termination of the Live Nation ticketing agreement in 2009. As a result of this review, the Company began to effect a series of actions to reduce annual operating expenses from reductions in personnel, consolidation of customer contact centers, and reductions in other operating and discretionary costs. The cost-reduction efforts were completed in the first quarter of 2009, resulting in estimated reductions in operating expenses of approximately $54.2 million in fiscal 2009.

Live Nation Merger Concessions

        On January 25, 2010, the Merger Agreement was approved by the DOJ after the Company and Live Nation agreed to concessions required by the DOJ. The DOJ required, among other concessions, that the Company divest its Paciolan primary ticketing business to Comcast-Spectacor, L.P., or another acceptable buyer, and that the Company license its proprietary Ticketmaster Host Platform to AEG. For the year ended December 31, 2009, Paciolan contributed revenue, operating income and net income to the Company of $40.9 million, $8.6 million and $6.1 million, respectively. The Company recognized approximately $126.8 million of revenue under its ticketing contracts with AEG in 2009. The Company expects that 2010 results will be negatively impacted by the aforementioned Merger concessions.

International Operations

        The Company's future growth depends in part on its ability to expand its brands and businesses abroad, including in Europe and Asia, given the large consumer marketplace for the services that our brands and businesses offer. The Company's ability to expand its international operations into jurisdictions where we do not currently operate depends in part on its ability to identify potential acquisition candidates, acquire them on favorable terms and successfully integrate their operations. In addition, in many countries abroad, access to ticketing inventory is fragmented and may require significant additional investment to achieve profitability levels consistent with the Company's established businesses. As a percentage of total revenue, international operations represented approximately 27% in 2009, 31% in 2008 and 34% in 2007.

Emma Entertainment

        The Company provides primary ticket sales and promotions in China under the Emma Entertainment brand name. For the year ended December 31, 2009, the Company recorded total revenues of $8.7 million, an operating loss of $24.0 million, and a net loss of $19.7 million relating to Emma Entertainment. In the fourth quarter of 2009, the Company decided to exit the Emma Entertainment business in China due to the poor results realized in 2009 and ongoing concerns surrounding the strategic outlook in the Chinese market. The Company expects to wind down and substantially exit the business in the first quarter of 2010.

Results of Operations for the Years Ended December 31, 2009, 2008 and 2007

Ticketmaster Entertainment Consolidated Results of Operations

Revenue

				% Change
	Years Ended December 31,
				2009 vs. 2008	2008 vs. 2007
	2009	2008	2007
	(Dollars in thousands)
Revenue:
Ticketing	$1,294,381	$1,408,820	$1,240,477	-8%	14%
Artist services	191,786	45,705	—	NM	NM

Total Revenue	$1,486,167	$1,454,525	$1,240,477	2%	17%

NM: Not meaningful

Consolidated

        Revenue in 2009 increased $31.6 million, or 2%, from 2008 primarily due to contributions from Front Line, in which the Company acquired a majority interest in October 2008, partially offset by lower ticketing revenue attributable to the Company's largest client through 2008, Live Nation (including its subsidiary, House of Blues) following the expiration on December 31, 2008 of the principal agreement for primary ticketing services to Live Nation.

        Revenue in 2008 increased $214.0 million, or 17%, from 2007 primarily due to contributions from acquisitions completed in the year ended December 31, 2008. Excluding the impact of the acquisitions, ticketing revenue grew due to higher revenue per ticket, partially offset by a decline in the number of tickets.

Ticketing

        Revenue for the ticketing segment decreased $114.4 million, or 8%, from 2008 primarily due to the above mentioned lower ticketing revenue attributable to Live Nation. On a world-wide basis, there was an 8% decrease in the number of primary tickets sold, while average revenue per ticket decreased by less than 1%. Excluding the impact of Live Nation, there was a 2% decrease in the number of primary tickets sold and a 3% increase in the average revenue per ticket. Domestic revenue for ticketing decreased $61.8 million, or 6%, from 2008 primarily due to an 8% decrease in the number of primary tickets sold, partially offset by an increase in the average revenue per ticket of less than 1%. The decrease in domestic ticketing volumes was primarily attributable to a decline in the Concerts category due to the expiration of the principal agreement for primary ticketing with Live Nation. Excluding the impact of Live Nation, there was a 5% increase in the number of primary tickets sold domestically. In addition, revenue from resale ticketing declined $11.1 million, or 9%, from 2008 primarily due to a decline in the TicketsNow business. The decrease in revenue from TicketsNow was partially offset by additional resale ticketing revenue attributable to the Company's NFL Ticket Exchange business. International ticketing revenue decreased $52.6 million, or 12%, from 2009 primarily due to a 9% decrease in the number of primary tickets sold along with a 2% decrease in average revenue per ticket in the Company's international operations. The decrease in the number of tickets sold was driven primarily by declines in the Concerts and Sports categories. The decrease in the average revenue per ticket is due largely to the volatility of foreign exchange rates. Excluding the $38.5 million negative impact of foreign exchange rates, international revenue decreased by 3% compared to the prior year, primarily due to sales declines in the Netherlands, China, Australia and Canada, partially offset by higher revenue in the United Kingdom, Spain, Sweden and Ireland.

        Revenue for the ticketing segment in 2008 increased $168.3 million, or 14%, from 2007 primarily due to contributions from TicketsNow and Paciolan, acquired in February and January 2008, respectively, and a 3% higher average revenue per primary ticket worldwide. These increases were partially offset by a 2% decline in the number of primary tickets sold worldwide. Domestic revenue for ticketing grew by 17% due primarily to the TicketsNow and Paciolan acquisitions mentioned above. Excluding acquisitions, domestic revenue increased slightly primarily due to a 4% increase in average revenue per ticket. The increase in the average revenue per ticket was partially offset by a 3% decline in the number of primary tickets, with the largest declines in the Concerts and Family categories. International revenue grew by 6%, or approximately 8% excluding the $5.2 million negative impact of foreign exchange, primarily due to a 2% increase in average revenue per ticket. The increases in the average revenue per ticket primarily resulted from increased revenue from China (Emma Entertainment acquired in August 2007), Canada and Spain. Acquisitions contributed approximately $138.1 million to worldwide revenue growth in the ticketing segment in 2008.

        The Company's largest client through 2008, Live Nation (including its subsidiary House of Blues), represented approximately 5%, 13% and 17% of its consolidated revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

Artist Services

        On October 29, 2008, the Company acquired additional equity interests in Front Line, giving the Company a controlling interest in the business. Prior to the acquisition, the Company did not have a presence in the artist services businesses. Subsequent to the acquisition, the Company consolidated the results of Front Line and began reporting a separate artist services segment. Artist services focuses on artist management, merchandising, VIP ticketing and related artist marketing services activities.

        Revenue for the artist services segment increased $146.1 million from 2008 as a result of a full year of consolidated operations in 2009. The core artist management group contributed $90.9 million primarily from touring performances by artists under Front Line's management. Revenue from merchandising, VIP ticketing and other marketing services contributed $100.9 million of revenue in 2009.

        Revenue for the artist services segment in 2008 totaled $45.7 million from the acquisition date, driven by strong touring revenue from its core artist management roster. Strong retail sales by the merchandise business also contributed to revenue for the period. As the Company did not acquire a controlling interest in Front Line until October 29, 2008, artist services did not exist as a separate segment for 2007.

Cost of Sales

				% Change
	Years Ended December 31,
				2009 vs. 2008		2008 vs. 2007
	2009	2008	2007
	(Dollars in thousands)
Cost of sales:
Ticketing	$812,962	$907,583	$766,538	-10%		18%
Artist Services	83,190	20,306	—	NM		NM

Total Cost of sales	$896,152	$927,889	$766,538	-3%		21%

As a percentage of total revenue	60%	64%	62%	(349	)bp	200	bp
Gross margins	40%	36%	38%	349	bp	(200	)bp

NM: Not meaningful

bp: Basis point

Consolidated

        Cost of sales consists primarily of ticketing royalties, as well as compensation and other employee-related costs (including stock-based compensation) for personnel engaged in call center functions and credit card processing fees. Ticketing royalties relate to the Company's client's share of convenience and order processing charges. In the artist services segment, merchandise inventory, related shipping costs and costs associated with VIP ticket packages are recorded as cost of sales.

        Cost of sales in 2009 decreased $31.7 million, or 3%, from 2008, primarily due to a decrease in compensation and other employee-related costs, a decrease in ticketing royalties and credit card processing fees, a decline in ticketing and shipping variable costs, and a decrease in call center operation costs. Partially offsetting these decreases in cost of sales, artist services had higher costs as a result of a full year of operations in 2009.

        Cost of sales in 2008 increased $161.4 million, or 21%, from 2007, primarily due to an increase in compensation and other employee-related costs, increases in ticketing royalties and higher credit card processing fees. Included in these increases was the impact of acquisitions of $93.3 million not in the prior year, which impacted ticketing royalties, compensation and other employee-related costs, credit card processing fees and other variable costs. Other variable costs include merchandise costs and express delivery and shipping costs. Excluding the impact of acquisitions not in the prior year period, cost of sales increased $68.1 million, or 9%, from 2007.

Ticketing

        Ticketing cost of sales in 2009 decreased $94.6 million, or 10%, from 2008, primarily due to a decrease of $22.5 million in compensation and other employee-related costs, a decrease of $17.5 million in ticketing royalties, an $11.5 million decrease in costs related to call center operations, a decline of $8.4 million in ticketing and shipping variable costs and a decrease of $6.2 million in credit card processing fees. The decrease in compensation and employee-related costs was due in part to a reduction in headcount. The decrease in ticketing royalties and credit card processing fees was primarily due to the lower convenience and processing revenues. The cost savings from call center operations was due to lower volume and customer calls handled by call centers, as well as the Company's focus on increased efficiencies and reducing overall expenses. The decrease in ticketing and shipping variable costs was due to the decline in ticketing sales volume.

        Ticketing cost of sales in 2008 increased $141.0 million, or 18%, from 2007, primarily due to an increase of $39.2 million in compensation and other employee-related expenses, an increase of $18.3 million in ticketing royalties, and an increase of $5.7 million in credit card processing fees. The increase in compensation and employee-related costs was primarily due to an increase in headcount, which was partially the result of acquisitions in the current year. The higher ticketing royalties expense was primarily due to higher convenience and processing revenue and higher royalty rates. The increase in credit card processing fees was due to the increased volume of ticketing sales. Included in these increases was the impact of acquisitions not in the prior year period, which contributed $25.0 million, $7.5 million, $3.0 million and $37.4 million to compensation and other employee-related costs, credit card processing fees, ticketing royalties, and other variable costs, respectively. Excluding the impact of acquisitions not in the prior year period, cost of sales increased $47.8 million, or 6%, from 2007.

Artist Services

        Cost of sales for the artist services segment increased $62.9 million from 2008 as a result of a full year of consolidated operations in 2009. Merchandise inventory costs and related shipping costs represented $66.2 million of the total cost of sales. The remaining $17.0 million of costs are related to royalties and fulfillment costs for VIP ticket packages.

        Cost of sales in 2008 for Front Line equaled $20.3 million due primarily to $14.3 million in sales of merchandise inventory and related shipping costs. The remaining $6.0 million of costs are related to royalties and fulfillment costs for VIP ticket packages. As the Company did not acquire a controlling interest in Front Line until October 29, 2008, artist services did not exist as a separate segment for 2007.

Selling and marketing expense

				% Change
	Years Ended December 31,
				2009 vs. 2008		2008 vs. 2007
	2009	2008	2007
	(Dollars in thousands)
Selling and marketing expense:
Ticketing	$94,657	$102,631	$43,487	-8%		NM
Artist Services	—	—	—	NM		NM

Total selling and marketing
expense	$94,657	$102,631	$43,487	-8%		NM

As a percentage of total revenue	6%	7%	4%	(69	)bp	355	bp

NM: Not meaningful

bp: Basis point

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

        Selling and marketing expense in 2009 decreased $8.0 million, or 8%, from 2008, primarily due to a decrease of $4.1 million in advertising and promotional expenditures and a decrease of $1.5 million in compensation and other employee-related costs. The decrease in advertising and promotional expenditures was due, in part, to a decrease in sports sponsorship marketing expense and fees paid to search engine partners for online marketing. The decrease in compensation and employee-related costs was due in part to a reduction in headcount.

        Selling and marketing expense in 2008 increased $59.1 million from 2007, primarily due to increased advertising and promotional expenditures of $47.8 million and increased compensation and other employee-related costs of $8.6 million as the Company continued to build out its worldwide infrastructure. These increases included the impact of acquisitions in 2008, which contributed $25.9 million and $6.4 million to advertising and promotional expenditures and compensation and other employee-related costs, respectively. The increase in advertising and promotional expenditures was due, in part, to an increase in sports sponsorship agreements intended to promote the Company's ticket resale services and fees paid to search engine partners for online marketing. Excluding the impact of acquisitions not in the prior year period, selling and marketing expense increased $25.3 million, or 58%.

General and administrative expense

				% Change
	Years Ended December 31,
				2009 vs. 2008		2008 vs. 2007
	2009	2008	2007
	(Dollars in thousands)
General and administrative expense:
Ticketing	$100,056	$93,505	$78,448	7%		19%
Artist Services	66,629	10,567	—	NM		NM
Corporate and unallocated	104,652	85,982	71,030	22%		21%

Total General and administrative
expense	$271,337	$190,054	$149,478	43%		27%

As a percentage of total revenue	18%	13%	12%	519	bp	102	bp

NM: Not meaningful

bp: Basis point

Consolidated

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in 2009 increased $81.3 million, or 43%, from 2008, primarily due to increases of $30.8 million in compensation and other employee-related costs and $29.6 million in professional fees. The increase in compensation and other employee-related costs was primarily due to $42.9 million of additional Front Line compensation, partially offset by cost savings from the Company's restructuring plan. The additional Front Line compensation is a result of the Company including Front Line for the full 2009 year compared to the partial period in 2008. General and administrative expense includes non-cash and stock-based compensation expense of $23.7 million in 2009 compared to $21.2 million in 2008. The increase in non-cash compensation was primarily due to the continued expensing of awards granted in prior years and new awards granted to employees in the current year, partially offset by charges in the prior year for modifications of existing stock-based compensation awards in connection with the Spin-off from IAC. The increase in professional fees was primarily due to $32.2 million of legal and professional fees incurred in connection with the Merger, partially offset by lower costs for other professional services. Excluding the impacts of Front Line, stock-based compensation costs and Merger related professional fees, general and administrative expense decreased $9.5 million, or 5%.

        General and administrative expense in 2008 increased $40.6 million, or 27%, from 2007, primarily due to increases of $27.4 million in compensation and other employee-related costs, $4.3 million in facilities costs and $3.2 million in professional fees. The increase in compensation and other employee-related costs was primarily due to an increase of $16.2 million associated with acquisitions not in the prior year period. Of the $16.2 million attributable to acquisitions, $10.9 million is related to acquisitions in the ticketing segment and $5.3 million is related to the acquisition of Front Line. Excluding the impact of acquisitions not in the prior-year period, general and administrative expense increased $10.4 million, or 7%. This increase was driven by higher severance costs incurred in connection with the previously announced cost reduction plan, public company costs incurred subsequent to the Spin-off and increased non-cash compensation expense. General and administrative expense includes non-cash compensation expense of $21.2 million in 2008 compared with $10.9 million in 2007. The increase in non-cash compensation was primarily due the modification of existing stock-based compensation awards, new awards granted in connection with the Company's Spin-off and the grants of awards in connection with 2008 acquisitions.

Goodwill impairment

        In 2008, the Company recognized a non-cash, pre-tax charge of $1.1 billion related to the impairment of goodwill in its ticketing segment. The impairment, which was indicated by the Company's 2008 annual impairment testing of goodwill, reflected the decline in the Company's share price since the Spin-off from IAC and recent uncertain economic conditions. No impairment charge was recorded for the years ended December 31, 2009 and 2007.

Adjusted EBITDA

        Adjusted EBITDA is a supplemental measure to GAAP and is defined in "—Ticketmaster Entertainment's Principles of Financial Reporting," below.

				% Change
	Years Ended December 31,
				2009 vs. 2008	2008 vs. 2007
	2009	2008	2007
	(Dollars in thousands)
Adjusted EBITDA:
Ticketing	$288,076	$312,949	$356,125	-8%	-12%
Artist services	55,999	16,985	—	NM	NM
Corporate and unallocated	(96,238)	(72,252)	(62,579)	33%	15%

Total Adjusted EBITDA	$247,837	$257,682	$293,546	-4%	-12%

NM: Not meaningful

        Adjusted EBITDA in 2009 decreased $9.8 million, or 4%, from 2008, primarily due to lower sales volumes, increases in Merger related professional fees and a $8.7 million negative impact of foreign currency exchange rates, partially offset by contributions from Front Line, lower cost of sales and selling and marketing expense, discussed above. Excluding the impact of the Merger related professional fees, Adjusted EBITDA increased $22.4 million, or 9%.

        Adjusted EBITDA in 2008 decreased $35.9 million, or 12%, from 2007, primarily due to increases in cost of sales, selling and marketing expense and general and administrative expense. The increase in these expenses was driven by acquisitions and increased losses associated with strategic investments, particularly in Germany and Asia, and higher overall royalty rates. Excluding the impact of acquisitions in the ticketing segment not in the prior-year period, Adjusted EBITDA decreased $84.9 million, or 29%.

Other (expense) income, net

				% Change
	Years Ended December 31,
				2009 vs. 2008	2008 vs. 2007
	2009	2008	2007
	(Dollars in thousands)
Other (expense) income:
Interest income	$2,392	$13,926	$33,065	-83%	-58%
Interest expense	(63,518)	(39,216)	(1,003)	62%	NM
Equity in income of unconsolidated affiliates	3,872	2,659	6,301	46%	-58%
Impairment of long-term investments	(9,914)	(12,334)	—	-20%	NM
Other income	9,172	4,914	1,120	87%	NM

Total Other (expense) income	$(57,996)	$(30,051)	$39,483	93%	NM

NM: Not meaningful

Interest income

        Interest income in 2009 decreased $11.5 million, or 83%, from 2008 primarily due to the extinguishment of interest-bearing intercompany receivables from IAC upon consummation of the Company's Spin-off and lower average interest rates.

        Interest income in 2008 decreased $19.1 million, or 58%, from 2007, primarily due to lower intercompany receivable balances due from IAC and subsidiaries and the extinguishment of intercompany receivables from IAC upon consummation of the Spin-off along with lower average interest rates.

Interest expense

        Interest expense in 2009 increased $24.3 million, or 62%, from 2008, primarily due to incremental interest expense and amortization of debt issuance costs of $33.3 million related to the Company's Notes and senior secured credit facilities, partially offset by an $8.3 million cumulative interest charge from IAC in 2008 and lower interest related to capital leases.

        Interest expense in 2008 increased $38.2 million from 2007, primarily due to interest expense and amortization of debt issuance costs of $28.1 million related to the previously mentioned Notes and senior secured credit facilities, and the previously mentioned $8.3 million cumulative interest charge from IAC.

Equity in income of unconsolidated affiliates

        Equity in income of unconsolidated affiliates in 2009 increased $1.2 million, or 46%, from 2008 primarily due to the negative performance of the Company's joint venture in China (the "China Investment") which impacted the prior year, partially offset by the absence of equity in the income of Front Line in the current year as the Company acquired a majority interest in Front Line in October 2008.

        Equity in income of unconsolidated affiliates in 2008 decreased $3.6 million, or 58%, from 2007 due to lower income earned from the Company's investments in Front Line and Ticketmaster Mexico as well as negative performance of the China Investment. Income related to the investment in Front Line was recorded on an equity method of accounting prior to October 29, 2008.

Impairment of long-term investments

        In 2009, the Company recorded total charges of $9.9 million related to two of its investments in unconsolidated affiliates. A charge of $3.8 million was recorded for its cost investment in Broadway China Ventures ("BCV") to write down the investment to its estimated fair value. In addition, a charge of $6.1 million was recorded for its equity investment in the China Investment to write down the investment to its fair value. See Item 15. Exhibits and Financial Statement Schedules—Note 13—Investments in Unconsolidated Affiliates to the Consolidated Financial Statements for a more detailed discussion of the impairment charges.

        In 2008, the Company recorded $12.3 million of charges related to the China Investment and its iLike.com investment. The $6.5 million charge for the China Investment included a settlement of disputed items with the Company's joint venture partners. The $5.8 million charge for the iLike.com investment wrote down the investment to its estimated fair value. No such charges were recorded for the year ended December 31, 2007.

Other income

        Other income in 2009 increased $4.3 million, or 87%, from 2008 primarily due to a gain of $2.9 million from the sale of its equity investment in iLike.com and a gain of $0.9 million on the extinguishment of a portion of its outstanding debt in the current year, as well as incremental gains of $0.5 million on foreign currency exchange.

        Other income in 2008 increased $3.8 million from 2007 due to gains on foreign currency exchange primarily related to the Company's operating activities in Canada and the United Kingdom due to the strengthening of the U.S. dollar compared to the Canadian Dollar and the British Pound Sterling.

Income tax provision

        In 2009, the Company recorded an income tax provision of $19.1 million which represents an effective tax rate of 50%. The 2009 tax rate is higher than the statutory rate of 35% principally due to losses in certain foreign jurisdictions for which no tax benefit can be recognized, state and local income taxes, losses on investments of unconsolidated subsidiaries, partnership flow-through losses attributable to noncontrolling interests, and non-cash compensation expense, partially offset by foreign income taxed at lower rates, including the effects of our international restructuring and net adjustments related to the reconciliation of provision accruals to tax returns. In 2008, the Company recorded an income tax provision of $25.6 million which represents an effective tax rate of -3%. The 2008 tax rate is different from the statutory rate of 35% principally due to the impairment of goodwill that is not deductible for tax. Excluding the impairment charges recorded in 2008, the Company's effective tax rate would have been 42%. This rate is higher than the statutory rate of 35% principally due to the losses not benefited in foreign jurisdictions and state taxes, partially offset by foreign income taxed at lower rates and foreign tax credits.

        As of December 31, 2009 and 2008, the Company had unrecognized tax benefits of approximately $5.6 million and $1.7 million, respectively, which included accrued interest of $0.2 million and $0.4 million, respectively.

        By virtue of previously filed tax returns, including consolidated filings with IAC, the Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the unrecognized tax benefits and the amounts owed by the Company are recorded in the period in which they become known.

        The IRS is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which include the operations of the Company from January 17, 2003, the date the Company joined the IAC consolidated tax return. The statute of limitations for these years has been extended to December 31, 2010. Various IAC consolidated state and local jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years beginning with December 31, 2002. These examinations are expected to be completed in 2011. Various stand-alone state and local jurisdictions of the Company are currently under examination. These examinations are expected to be completed in 2010. All tax years prior to 2003 for federal and 2002 for significant state jurisdictions are closed. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $1.0 million within twelve months of the current reporting date due to settlements and expirations of applicable statutes of limitation related to various state tax filings. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2009, the Company had $554.5 million of cash and cash equivalents including $301.9 million in funds representing amounts equal to the face value of tickets sold on behalf of clients ("client funds"). The Company's $554.5 million of cash and cash equivalents included $339.7 million held in foreign jurisdictions which was maintained principally in Australia, the United Kingdom and Canada; of this balance, $212.6 million were client funds. The Company does not utilize client funds for its own financing or investing activities as the amounts are payable to clients.

        Net cash provided by operating activities was $181.8 million and $195.2 million for the years ended December 31, 2009 and 2008, respectively. The decrease of $13.4 million in net cash provided by operating activities reflected the decline in operating results and higher interest payments in 2009 compared to 2008, as well as unfavorable changes in working capital. The decrease in net cash provided by operating activities was partially offset by higher contributions from client funds of $44.4 million, driven by the timing of settlements with clients.

        Net cash used in investing activities in the year ended December 31, 2009 was $65.2 million and primarily resulted from cash paid for capital expenditures of $46.3 million and $33.6 million for acquisitions in the artist services segment, partially offset by proceeds received from the sales of the Company's investment in iLike and its office building in Vancouver, British Columbia. Net cash used in investing activities in 2008 of $1.5 billion primarily resulted from cash transfers to IAC of $910.1 million and acquisitions, net of cash acquired, of $506.6 million.

        Net cash used in financing activities for the year ended December 31, 2009 of $63.6 million was primarily due to the repayment of $40.0 million of the outstanding balance under the Company's senior secured credit facilities, the repurchase of $13.0 million face value of the outstanding 10.75% senior notes (the "Notes") for $11.5 million in cash, $9.9 million of distributions to noncontrolling interest holders and $1.8 million of payments on capital leases. Net cash provided by financing activities in 2008 of $1.2 billion was primarily due to $300.0 million of proceeds received from the issuance of the Notes and $565.0 million of proceeds received from borrowings under the senior secured credit facilities. In addition, the Company received $405.5 million in capital contributions from IAC during 2008.

        As of December 31, 2008, the Company had $466.1 million of cash and cash equivalents and marketable securities, including $254.0 million in client funds. The Company's cash and cash equivalents and marketable securities held in foreign jurisdictions were approximately $302.8 million at December 31, 2008, including $169.7 million in client funds, which was maintained principally in Canada, the United Kingdom and Australia.

        Net cash provided by operating activities was $195.2 million and $212.0 million for the years ended December 31, 2008 and 2007, respectively. The decrease of $16.8 million in net cash provided by operating activities reflected lower contributions from client funds of $95.3 million which was driven by the timing of settlements with clients, partially offset by lower advance payments under ticketing contracts and sponsorship deals with resale partners, including significant advances made in 2007 which were not repeated in 2008.

        Net cash used in investing activities in 2008 of $1.5 billion primarily resulted from cash transfers to IAC of $910.1 million and acquisitions, net of cash acquired, of $506.6 million. The cash transfers to IAC were comprised of total net proceeds from the Notes and the senior secured credit facilities, and were distributed to IAC in connection with the Spin-off, as well as other proceeds paid to IAC as part of their centrally managed U.S. treasury function. Acquisitions, net of cash acquired, primarily related to the acquisitions of TicketsNow, Paciolan, GET ME IN! and Front Line. Net cash used in investing activities in 2007 of $13.0 million primarily resulted from $47.5 million of capital expenditures and $29.4 million of acquisitions, net of cash acquired, partially offset by cash transfers from IAC of $64.5 million.

        Net cash provided by financing activities in 2008 of $1.2 billion was primarily due to $300.0 million of proceeds received from the issuance of the Notes and $565.0 million of proceeds received from borrowings under the senior secured credit facilities. The Company incurred $27.2 million of costs for these debt financings which were initiated in connection with the Spin-off. In addition, we received $405.5 million in capital contributions from IAC during 2008. Net cash provided by financing activities in 2007 of $30.3 million was primarily due to capital contributions from IAC.

        The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations and the overall capacity and terms of its financing arrangements as discussed above. The Company believes that its cash on hand along with its anticipated operating cash flow in 2010 and its access to financing arrangements are sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

        Under the senior secured credit facilities and the indenture governing the Company's Notes, the Company is required to comply with certain financial covenants. The Notes contain two incurrence-based financial covenants, requiring that the Company meet a minimum fixed charge coverage ratio, as defined therein, of 2.0 to 1.0 and a maximum secured leverage ratio, as defined therein, of 2.25 to 1.0 in order to incur additional indebtedness other than permitted debt. The senior secured credit facilities have two maintenance-based quarterly financial covenants, requiring a maximum total leverage ratio of 3.5 to 1.0 and a minimum interest coverage ratio of 3.0 to 1.0. The total leverage ratio for the senior secured credit facilities, calculated as total debt, as defined therein, divided by total EBITDA, as defined therein, for the trailing twelve-month period is the most sensitive to change, as debt levels increase and/or earnings decline. As of December 31, 2009, the Company was in compliance with these financial covenants.

        The Company believes it has adequate cash and cash equivalents and it will generate sufficient cash from operations to pay down a portion of its debt, if required, in order to maintain compliance with all financial covenants through December 31, 2010. The Company may, from time to time, engage in open market purchases of the Notes.

        As a result of the Merger being consummated, the Company's cost of capital related to its bank financing will increase as a result of obtaining the necessary amendment to its senior secured credit facilities required for the Merger.

        On May 12, 2009, the Company entered into an amendment to the senior secured credit facilities, which became effective on January 25, 2010 upon completion of the merger and the payment to each lender that consented to the amendment of a consent fee equal to 0.50% of the sum of the principal amount of the term loans outstanding to such lender as of May 12, 2009 and the full amount of such lender's revolving commitment as of May 12, 2009. The amendment permits the senior secured credit facilities to remain outstanding following the merger, increases the interest spreads under each of the Term Loan A, Term Loan B and revolving credit facility by 1.25%, institutes a LIBOR floor of 2.50% for the senior secured credit facilities, conditions each borrowing under the revolving credit facility and certain other debt incurrences on the Company having a pro forma consolidated total leverage ratio of no more than 3.50 to 1.00, creates restrictions on the Company and its subsidiaries transferring assets to Live Nation or Live Nation's other subsidiaries in certain circumstances and effects certain other changes to facilitate the integration of the Company and its subsidiaries with Live Nation and its subsidiaries following consummation of the merger.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations(1)	$1,095,198	$50,098	$131,270	$577,575	$336,255
Capital lease obligations	890	821	69	—	—
Purchase obligations(2)	148,470	51,128	83,382	2,535	11,425
Estimated earn-out payments related to acquisitions(3)	25,972	11,248	5,392	9,332	—
Operating leases	99,005	26,568	34,237	18,551	19,649

Total contractual cash obligations(4)	$1,369,535	$139,863	$254,350	$607,993	$367,329

(1)
Long-term debt obligations represent future principal and interest payments related to the Notes through maturity in 2016 and borrowings under the senior secured credit facility through maturity in 2014. The future interest payments related to our existing debt obligations are based on fixed and variable interest rates specified in the associated debt agreements.

(2)
The purchase obligations primarily arise from sports sponsorship agreements intended to promote the Company's ticket resale services.

(3)
The Company has certain contingent obligations related to acquisitions of various artist management companies. Of the $26.0 million total estimated earn-out payments at December 31, 2009, $7.1 million represents commitments arising from acquisitions completed prior to the effective date of the current guidance for business combinations, which now requires contingent considerations to be accrued at the time of acquisition. These amounts have not been accrued for in the accompanying Consolidated Balance Sheets, but remain subject to payout following the achievement of future performance targets. Such contingent payouts may be payable in 2010. As the remaining $18.9 million balance of estimated earn-out payments relates to acquisitions completed subsequent to the adoption of the current guidance for business combinations, the Company has accrued $4.0 million and $10.1 million in "Other accrued expenses and current liabilities" and "Other long-term liabilities," respectively, in the accompanying Consolidated Balance Sheet for the year ended December 31, 2009, representing the fair value of the estimated earn-out arrangements.

(4)
Amounts exclude potential redemption amounts due to noncontrolling interests of $1.2 million that are currently redeemable, $39.2 million in the year ended December 31, 2011, $7.1 million in the year ended December 31, 2012, $30.3 million in the year ended December 31, 2013, and $13.7 million contingent upon the occurrence of other events. See Item 15. Exhibits and Financial Statement Schedules—Note 11—Temporary Equity and Equity—Redeemable Noncontrolling

  Interests to the Consolidated Financial Statements for a more detailed discussion of redeemable noncontrolling interests.

        At December 31, 2009, the Company had gross unrecognized tax benefits of approximately $5.6 million. The Company is unable to reasonably predict the timing of tax settlements, as tax audits can involve complex issues and the resolution of those issues may span multiple years. See Item 15. Exhibits and Financial Statement Schedules—Note 8—Income Taxes to the Consolidated Financial Statements for a more detailed discussion of the Company's unrecognized tax benefits.

        The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, such as under letters of credit or guarantees of debt, as follows (in thousands):

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Guarantees, surety bonds and letters of credit	$4,667	$1,217	$3,250	$200	$—

Off-Balance Sheet Arrangements

        Other than the contractual obligations and other commercial commitments described above, the Company does not have any off-balance sheet arrangements as of December 31, 2009.

Seasonality

        The Company's ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by its clients. Generally, the second and third quarters of the year experience the highest domestic ticketing revenue, earned primarily in the Concerts and Sports categories. Generally, international revenues are highest in the fourth quarter of the year, earned primarily in the Concerts category.

Critical Accounting Policies and Estimates

        Certain of the Company's significant accounting policies are summarized below. Also see Item 15. Exhibits and Financial Statement Schedules—Note 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements for further discussion of the Company's accounting policies.

        The Company's management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

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

Revenue Recognition

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

  Gross versus Net Revenue Recognition

        The Company reports revenue on a gross or net basis based on management's assessment of whether it acts as a principal or agent in the transaction. To the extent the Company acts as the principal in a transaction, revenues are reported on a gross basis. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether it has the substantial risks and rewards of ownership under the terms of an arrangement.

  Ticketing Revenue

        Revenue, which primarily consists of convenience and order processing fees from ticketing operations, is recognized as tickets are sold, and is recorded on a net basis (net of the face value of the ticket) as the Company acts as an agent in these transactions. Interest income is earned on funds that are collected from ticket purchasers and invested until remittance to the applicable clients. As the process of collecting, holding and remitting these funds is a critical component of providing service to these clients, the interest earned on these funds is included in revenue. For the years ended December 31, 2009, 2008 and 2007, $3.2 million, $16.2 million and $18.7 million, respectively, of interest income is included in revenue. Revenue is presented net of sales tax.

  Artist Services Revenue

        Front Line secures work for the clients it represents, for which it receives a commission. Generally, commissions are payable by clients upon their receipt of payments for performance of services or upon the delivery or use of materials which they created. Revenue is generally recognized in the month of the artist event. Contingent commissions, such as those based on profits or gross receipts, are recorded upon determination of the amounts. Revenue is not recognized before persuasive evidence of an arrangement exists, services have been rendered, the amount to be received is fixed or determinable, and collectability is reasonably assured.

        Front Line also earns revenue from the sales of entertainment packages to consumers in connection with live performances. Entertainment packages are sold and cash is received from consumers in advance of the event. Revenue and related expenses incurred are deferred until the event occurs. In addition, Front Line sells merchandise associated with musical artists at live musical performances, to retailers and directly to consumers via a website. For retail and Internet sales, revenue is recognized upon shipment of the merchandise. Touring revenue, including the sale of merchandise, is recognized in the month of the event.

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill represents the excess purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired. Indefinite-lived intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. For the year ended December 31, 2009, the Company identified one reporting unit in the ticketing segment and three in the artist services segment (artist management, VIP ticketing and merchandising). For the year ended December 31, 2008, the Company had identified two reporting units in the ticketing segment (ticketing and Echo Music) and three reporting units in the artist services segment (artist management, VIP ticketing and merchandising). The reduction in the number of reporting units identified within the ticketing segment is a result of a change in the Company's reporting structure, with the Echo Music reporting unit being merged into the ticketing reporting unit. As of December 31, 2008, the Echo Music reporting unit had no goodwill.

        Testing of goodwill for impairment consists of a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed in which the implied fair value of the reporting unit's goodwill is compared to its goodwill carrying amount to measure the amount of impairment loss, if any. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company determines the fair value of the reporting units based on the present value of the cash flows the reporting units can be expected to generate in the future.

        We also test our indefinite-lived intangible assets for impairment annually on the first day of our fiscal fourth quarter, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In our case, the Ticketmaster trade name is the only intangible asset not subject to amortization. The fair value of the Ticketmaster trade name is estimated using a multi-period royalty savings method, which reflects the savings realized by owning the trade name, and thus not having to pay a royalty fee to a third party.

        The Company performed its annual testing of goodwill on October 1, 2009. As a result of testing, the Company determined that there were no indications of goodwill impairment for any of the reporting units for the year ended December 31, 2009.

        As a result of our annual goodwill impairment test in 2008, the Company concluded that goodwill in the Company's ticketing and Echo Music reporting units was likely impaired. The factors indicating a likely impairment included the decline in the global economy, which resulted in downward adjustments in forecasted future operating income and cash flows, and a significant decline in the Company's stock price. In determining the impairment charge, the Company used certain DCF analyses. The analyses included seven years of projected cash flows with forecasted sales growth rates ranging from -5.7% to 12.5% with a terminal growth rate of 3%. The discount rates used in the DCF analyses for the step one tests were 12% with a 9% rate for the terminal value. The Company also considered the market approach which evaluates market transactions involving similarly situated companies, however it was not considered meaningful in the final evaluation because of the lack of comparability between the reporting units and guideline public companies. In addition, the Company assessed the reasonableness of its determined fair values by reference to the Company's market capitalization and determined that the implied control premium was reasonable. To quantify the impairment, the Company allocated the fair value of the reporting units to the reporting units' individual assets and liabilities utilizing the purchase price allocation guidance. The resulting implied value of the ticketing and Echo Music reporting units' goodwill was $1.1 billion less than the current carrying value of the goodwill. The difference was recorded as a non-cash impairment charge to reduce the goodwill in the ticketing and Echo Music reporting units to $261.6 million and zero, respectively. There was no impairment recorded for the years ended December 31, 2009 and 2007.

        The Company's impairment test for the indefinite-lived trademark indicated no impairment for the years ended December 31, 2009, 2008 and 2007.

Long-Lived Assets and Intangible Assets with Definite Lives

        Long-lived assets, including property and equipment and intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Events or circumstances that may indicate that an asset is impaired include, but are not limited to, significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, shifts in technology, loss of key personnel, significant negative industry or economic trends, changes in the Company's operating model or strategy, and competitive forces. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Amortization of definite lived intangible assets is recorded either on a straight-line basis or a basis more representative of the time pattern over which the benefit is derived.

        In connection with its annual assessment in 2008, the Company identified and recorded an impairment charge of $0.6 million for the write-off of a covenant not to compete related to the Company's operations in Germany. The intangible asset impairment charge was included in the amortization of intangible assets in the accompanying Consolidated Statements of Operations for the year ended December 31, 2008. There was no definite-lived intangible asset impairment recorded for the years ended December 31, 2009 and 2007.

Long-Term Investments

        The Company owns certain investments in common stock of entities which do not have readily determinable fair values. Investments in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the cost method. The Company evaluates each equity and cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.

Contract Advances

        Contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to the Company's clients pursuant to ticketing agreements. . Recoupable contract advances provide for the client's participation in the convenience charges and/or order processing fees and are generally recoupable against future royalties earned by the clients based on the contract terms over the life of the contract (generally 3 to 7 years). Non-recoupable contract advances are fixed additional incentives sometimes paid by the Company to secure exclusive ticketing rights with certain clients and are normally amortized over the life of the contract on a straight-line basis (generally 3 to 7 years). Recoupment of contract advances and amortization of non-recoupable contract advances are included in cost of sales in the accompanying Consolidated Statements of Operations.

Deferred Revenue

        Deferred revenue primarily consists of unredeemed gift cards issued by the Company. Upon the purchase of a gift card, deferred revenue is established for the cash value of the gift card. Deferred revenue is relieved and net revenue is recorded upon redemption by the customer or the expiration of the gift card, if applicable. Over time, some portion of the gift cards issued without expiration dates are not redeemed. This amount is recorded as revenue when it can be determined that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions. We determine the probability of the gift cards being redeemed based on historical gift card redemption patterns. Income from gift card revenue, net of any amounts subject to escheat laws, is included in revenue in the accompanying Consolidated Statements of Operations.

Redeemable Noncontrolling Interests

        In connection with the acquisition of certain subsidiaries, the Company is party to fair value put arrangements with respect to the common securities that represent the remaining noncontrolling interests of the acquired company. These put arrangements are exercisable at fair value by the counter-party outside the control of the Company and are classified as temporary equity. Adjustments to the carrying amount of redeemable noncontrolling interests issued in the form of a common security to reflect a fair value redemption feature do not impact the Company's earnings per share. Accordingly, to the extent that the fair value of these redeemable noncontrolling interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. Redeemable noncontrolling interests for which the put arrangements are not currently redeemable are accounted for by normal noncontrolling interest accounting, and changes in the redemption fair value are accreted over the period from the date of issuance to the earliest redemption date of the security using the interest method. For the noncontrolling interests that are not currently redeemable, the total redemption fair value being accreted to is $76.6 million.

Recent Accounting Pronouncements

        See Item 15. Exhibits and Financial Statement Schedules—Note 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements for a description of recent accounting pronouncements.

TICKETMASTER ENTERTAINMENT'S PRINCIPLES OF FINANCIAL REPORTING

        The Company reports Adjusted EBITDA as a supplemental measure to GAAP. This measure is one of the primary metrics by which the Company evaluates the performance of its segments and businesses, on which its internal budgets are based and by which management is compensated. The Company believes that investors should have access to the same set of tools that it uses in analyzing its results. This supplemental measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. The Company provides and encourages investors to examine the reconciling adjustments between the GAAP and supplemental measure, which are discussed below.

Definition of Ticketmaster Entertainment's Supplemental Measure

        Adjusted EBITDA, is defined as operating income excluding, if applicable: (1) depreciation expense, (2) non-cash and stock-based compensation expense, (3) amortization and impairment of intangibles, (4) goodwill and other impairments, (5) pro forma adjustments for significant acquisitions, fair value adjustments to contingent consideration and executive compensation expense associated with significant transactions or the Merger with Live Nation, and (6) one-time items. The Company believes this measure is useful to investors because it represents the operating results from the Company's businesses excluding the effects of non-cash expenses. The Adjusted EBITDA metric was named Adjusted Operating Income in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. Adjusted EBITDA has certain limitations in that it does not take into account the impact to the Company's Consolidated Statement of Operations of certain expenses, including acquisition-related accounting. The Company endeavors to compensate for the limitations of the supplemental measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the supplemental measure.

Pro Forma Results

        The Company will only present Adjusted EBITDA on a pro forma basis if a particular transaction is significant within the meaning of Rule 11-01 of Regulation S-X or if it views a transaction as so significant in nature that disclosure of pro forma financial information would be material to investors. For the periods presented in this report, there are no transactions that the Company has included on a pro forma basis.

One-Time Items

        Adjusted EBITDA is presented before one-time items, if applicable. These items are truly one-time in nature and nonrecurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no one-time items.

Non-Cash Expenses That Are Excluded From Ticketmaster Entertainment's Supplemental Measure

        Non-cash and stock-based compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of restricted stock, restricted stock units and stock options. These expenses are not paid in cash, and the Company will include the related shares in its future calculations of fully diluted shares outstanding. For the majority of the awards, upon vesting of restricted stock and restricted stock units and the exercise of certain stock options, the awards will be settled, at the Company's discretion, on a net basis, with the Company remitting the required tax withholding amount from its current funds. For certain stock-based awards which are classified as liabilities, upon vesting of the awards, the awards will be redeemed in cash at the then fair value of the stock awards.

        Amortization of intangibles is a non-cash expense relating primarily to acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as purchase and distribution agreements, are valued and amortized over their estimated lives. While it is likely that the Company will have significant intangible amortization expense as it continues to acquire companies, the Company believes that since intangibles represent value created by the acquired company prior to acquisition, they are part of transaction costs.

RECONCILIATION OF ADJUSTED EBITDA

        For a reconciliation of Adjusted EBITDA to Net income (loss) attributable to Ticketmaster Entertainment LLC for the years ended December 31, 2009, 2008 and 2007, see Item 15. Exhibits and Financial Statement Schedules—Note 7—Segment Information to the Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        Our market risk is affected by changes in interest rates that may impact our outstanding borrowings. The Company had $812.0 million of total debt outstanding as of December 31, 2009. Of the total amount, the Company has $287.0 million of fixed-rate debt and $525.0 million of variable-rate debt.

        The $525.0 million of variable-rate debt is comprised of a $100.0 million Term Loan A, $340.0 million Term Loan B and $85.0 million outstanding under the Revolver. In aggregate, these balances are referred to as our senior secured credit facilities. Under the borrowing terms in effect as of December 31, 2009, the interest rate per annum applicable to loans under the senior secured credit facilities are, at the Company's option, equal to either a base rate or a LIBOR rate plus an applicable margin, which in the case of the Term Loan A and the Revolver will vary with the total leverage ratio of the Company. For the year ended December 31, 2009, the applicable margin for the Term Loan B was 3.25% per annum for LIBOR loans and 2.25% per annum for base rate loans. The base rate means the greater of (i) the prime rate as quoted from time to time by JPMorgan Chase Bank, N.A. or (ii) the Federal Funds rate plus 0.5%.

        On May 12, 2009, the Company entered into an amendment to the senior secured credit facilities which became effective upon consummation of the Merger and payment by the Company of certain consent fees to each lender that consented to the amendment. Among other changes to the existing terms, the amendment increases the interest spreads under each of the Term Loan A, Term Loan B and revolving credit facility by 1.25%, and institutes a LIBOR floor of 2.50% for the senior secured credit facilities. Based on the LIBOR rate as of December 31, 2009, the LIBOR floor of 2.50% would be applied when determining the interest payable to the borrowers.

        For the period from January 1, 2010 through January 25, 2010, a 100 basis point change in the interest rate under our senior secured credit facilities would impact the interest expense by approximately $0.4 million. Based on the three-month LIBOR rate as of December 31, 2009, a 100 basis point increase would result in a rate of 1.25%. As this is below the stipulated LIBOR floor of 2.50%, there would be no impact on the interest expense calculation for the period beginning January 25, 2010 through the end of the year.

Foreign Currency Exchange Risk

        The Company conducts business in certain foreign markets, primarily in the United Kingdom, the European Union and Canada. The Company's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro, British Pound Sterling and Canadian Dollar. However, the exposure is mitigated as the Company has generally reinvested profits from its international operations in order to fund the growth of its international operations including through acquisitions. The Company is also exposed to foreign currency risk related to its assets and liabilities denominated in a currency other than the functional currency.

        As currency exchange rates change, translation of the income statements of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, the Company has not hedged translation risks because cash flows from international operations generally have been reinvested locally. However, the Company periodically reviews its strategy for hedging transaction risks. The Company's objective in managing its foreign exchange risk is to minimize its potential exposure to the changes that exchange rates might have on the Company's earnings, cash flows and financial position. However, the Company estimates that a 10% change in overall foreign currency exchange rates over an entire year would impact reported revenue by approximately $40.8 million and reported earnings before income taxes and noncontrolling interests by approximately $0.4 million.

        In certain limited instances, the Company enters into foreign currency forward exchange contracts to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans payable to certain international subsidiaries. As of December 31, 2009 and 2008, the Company had foreign currency forward exchange contracts outstanding with nominal amounts of CAD 3.2 million and AUD 16.5 million, respectively. Gains and losses on these foreign currency exchange contracts are recognized in "Other income" in the Consolidated Statement of Operations as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans. The gains or losses are carried on the Consolidated Balance Sheets on a gross basis in "Prepaid expenses and other current assets" and "Other accrued expenses and current liabilities," respectively. The change in fair value of these instruments from date of purchase through December 31, 2009 and 2008 was a loss of $0.1 million and a loss of $0.5 million, respectively.

        Foreign exchange net gains for the years ended December 31, 2009, 2008 and 2007 were $5.4 million, $4.9 million and $1.1 million, respectively.

        As the Company increases its operations in international markets it becomes increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing, operating and hedging strategies.

Item 8.    Consolidated Financial Statements and Supplementary Data

        Our consolidated financial statements and supplementary data are included at the end of this report, beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the Company's reports filed or submitted under the Exchange Act has been made known to them in a timely fashion.

        There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a—15(f) and 15d—15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Managers and Member of Ticketmaster Entertainment LLC

        We have audited Ticketmaster Entertainment, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ticketmaster Entertainment, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Ticketmaster Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of operations, temporary equity and equity, and cash flows for each of the three years in the period ended December 31, 2009 of Ticketmaster Entertainment, Inc. and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 25, 2010

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 11.    Executive Compensation

        Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14.    Principal Accountant Fees and Services

        The following table sets forth fees for all professional services rendered by Ernst & Young LLP to Ticketmaster Entertainment for each of the years ended December 31, 2009 and 2008.

Description	2009	2008
Audit Fees(1)	$2,442,839	$1,816,694
Audit-Related Fees(2)	140,537	652,280
Tax Fees	—	—
Other Fees	—	—

Total Fees	$2,583,376	$2,468,974

(1)
Audit Fees include fees associated with the annual audit of the Company's consolidated financial statements; accounting consultations and expenses associated with the audit; and statutory audits. Statutory audits include audits performed for certain Ticketmaster Entertainment businesses in various jurisdictions abroad, which audits are required by local law.

(2)
Audit-Related Fees include SAS 70 fees, due diligence fees and accounting consultations in connection with acquisitions.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of our Independent Auditors

        The Audit Committee of Ticketmaster Entertainment approved all of the audit and permissible non-audit services performed by Ernst & Young LLP during the 2009 fiscal year. From and after the Merger on January 25, 2010, the Audit Committee of the Company's parent, Live Nation, performs the audit committee function for the Company. The Audit Committee has established procedures for the approval of all audit and non-audit services provided by our independent registered public accounting firm. Pursuant to this policy, the Audit Committee approves all audit and non-audit services provided by the independent registered public accounting firm, including the fees and other terms of the engagements. Before the independent registered public accounting firm is engaged to perform any non-audit services, the Audit Committee must review and pre-approve such services. The Audit Committee may delegate its approval authority to its Chairperson, provided that any services approved by the Chairperson are reported to the Audit Committee at its next regularly scheduled meeting.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)(1)  Consolidated Financial Statements

        The financial statements listed in the Index to Consolidated Financial Statements on page F-1 are filed as part of this Form 10-K.

        (a)(2)  Financial Statement Schedule

        Schedule II—Valuation and Qualifying Accounts on page F-59

        All other financial statement schedules are either included in the Notes to Consolidated Financial Statements or are omitted because they are not applicable.

        (a)(3)  Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of February 10, 2009, by and among Ticketmaster Entertainment Inc., Live Nation, Inc. and, from and after its accession to the Agreement, Merger Sub (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed February 13, 2009)
3.1	Certificate of Formation of LN-TM Merger Sub, LLC (incorporated by reference to Exhibit 3.1 of Ticketmaster Entertainment's Form 8-K, filed February 5, 2010)
3.2	Limited Liability Company Agreement of LN-TM Merger Sub, LLC, dated January 22, 2010 (incorporated by reference to Exhibit 3.2 of Ticketmaster Entertainment's Form 8-K, filed February 5, 2010)
10.1
Separation and Distribution Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc. (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed August 25, 2008)
10.2
Tax Sharing Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc. (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed August 25, 2008)
10.3
Transition Services Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc. (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed August 25, 2008)
10.4
Employee Matters Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc. (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed August 25, 2008)
10.5
Credit Agreement among Ticketmaster Entertainment, Inc., the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, dated as of July 25, 2008 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)
10.6
Amendment No. 1 to Credit Agreement among Ticketmaster Entertainment, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent, dated as of July 25, 2008 (incorporated by reference to Exhibit 10.1 to Ticketmaster Entertainment's Form 10-Q for the quarter ended September 30, 2009)

Exhibit	Description
10.7	Indenture, dated as of July 28, 2008, among Ticketmaster, as Issuer, the Guarantors identified therein, and The Bank of New York Mellon, as Trustee (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)
10.8
First Supplemental Indenture, dated as of August 20, 2008, to the Indenture, dated as of July 28, 2008, among Ticketmaster, as Issuer, the Guarantors identified therein and The Bank of New York Mellon as Trustee (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed August 25, 2008)
10.9
Second Supplemental Indenture, dated as of April 30, 2009, to the Indenture, dated as of July 28, 2008, among Ticketmaster, as Issuer, the Guarantors identified therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 10.2 to Ticketmaster Entertainment's Form 10-Q for the quarter ended June 30, 2009)
10.10
Third Supplemental Indenture, dated as of July 23, 2009, to the Indenture, dated as of July 28, 2008, among Ticketmaster, as Issuer, the Guarantors identified therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 10.3 to Ticketmaster Entertainment's Form 10-Q for the quarter ended June 30, 2009)
10.11
Fourth Supplemental Indenture, dated January 25, 2010, by and among Ticketmaster Entertainment, LLC, Ticketmaster Noteco, Inc., the Guarantors party thereto and The Bank of New York Mellon, as Trustee, to the Indenture dated July 28, 2008, among Ticketmaster Entertainment, Inc., as Issuer, the Guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Live Nation Entertainment, Inc.'s Form 8-K dated January 25, 2010)
10.12
Letter Agreement between Ticketmaster Corporation and Ticketmaster Group Limited Partnership, dated as of July 31, 2006 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)
10.13
Letter Agreement between Ticketmaster Corporation and Ticketmaster Group Limited Partnership, dated as of February 6, 2006 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)
10.14
Letter Agreement between Ticketmaster L.L.C. and Ticketmaster Group Limited Partnership, dated as of October 17, 2005 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)
10.15
Letter Agreement between Ticketmaster L.L.C. and Ticketmaster Group Limited Partnership, dated as of March 21, 2002 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)
10.16
Letter Agreement between Ticketmaster Corporation and Ticketmaster Group Limited Partnership, dated as of February 7, 2001 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)
10.17
Amendment to License Agreement between Ticketmaster Corporation and Ticketmaster Group Limited Partnership, dated as of August 31, 1999 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)
10.18
Letter Agreement between Ticketmaster Corporation and Ticketmaster Group Limited Partnership, dated as of July 28, 1997 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)

Exhibit	Description
10.19	Consent and Agreement between Ticketmaster Corporation and Ticketmaster Group Limited Partnership, dated as of January 5, 1996 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)
10.20
License Agreement between Ticketmaster Corporation and Ticketmaster Group Limited Partnership, dated as of May 23, 1991 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)
10.21
Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan (incorporated by reference to Annex K to Ticketmaster Entertainment's Definitive Proxy Statement on Schedule 14A, filed November 6, 2009)†
10.22
Agreement and Plan of Merger among Ticketmaster, V.I.P. Merger Sub Inc., The V.I.P. Tour Company, TNSH, LLC, and certain stockholders of The V.I.P. Tour Company, dated January 11, 2008 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form S-1, filed August 1, 2008)
10.23
Stockholder Agreement, dated as of February 10, 2009, by and among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc. (incorporated by reference to Ticketmaster' Entertainment's Form 8-K, filed February 13, 2009)
10.24
Stock Purchase Agreement, dated as of October 22, 2008, by and among FLMG Holdings Corp., MM Investment Inc. and WMG Church Street Limited (incorporated by reference to Ticketmaster Entertainment's Form 8-K filed October 28, 2008)
10.25
Employment Agreement, dated as of October 22, 2008, by and among Irving Azoff, Ticketmaster Entertainment Inc., and for certain purposes, the Azoff Family Trust of 1997 (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed November 4, 2008)†
10.26
Employment Agreement, dated October 21, 2009, by and among Irving Azoff, Ticketmaster Entertainment, Inc. and the Azoff Family Trust of 1997, dated May 27, 1997 (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed October 21, 2009)†
10.27
Amended and Restated Employment Agreement, dated as of October 21, 2009, by and between Front Line Management Group, Inc. and Irving Azoff (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed October 21, 2009)†
10.28
Restricted Stock Award Agreement, dated as of June 8, 2007, by and between Front Line Management Group, Inc. and Irving Azoff (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed November 4, 2008)†
10.29
Amended and Restated Stockholders' Agreement of Front Line Management Group, Inc., dated as of June 9, 2008, by and among Front Line Management Group, Inc., FLMG Holdings Corp., for certain purposes IAC/ InterActiveCorp, The Azoff Family Trust of 1997, MM Investment Inc., WMG Church Street Limited, Madison Square Garden, L.P. and the other parties named therein (incorporated by reference to Ticketmaster Entertainment's Form 8-K, filed November 4, 2008)†
10.30
Note, dated January 24, 2010, by and among Ticketmaster Entertainment, Inc., Azoff Family Trust of 1997 and Irving Azoff (incorporated by reference to Live Nation Entertainment, Inc.'s Form 8-K dated January 25, 2010)†

Exhibit	Description
10.31	Employment Agreement between Brian Regan and Ticketmaster L.L.C., dated as of May 19, 2008 (incorporated by reference to Ticketmaster Entertainment's Registration Statement on Form 10-12B/A, filed June 26, 2008)†
10.32
Amendment No. 1 to Employment Agreement dated as of May 19, 2008, between Brian Regan and Ticketmaster L.L.C. (incorporated by reference to Exhibit 10.3 to Ticketmaster Entertainment's Form 8-K, filed July 31, 2009)†
10.33
Amendment No. 2 to Employment Agreement dated as of May 19, 2008, between Brian Regan and Ticketmaster L.L.C. (incorporated by reference to Exhibit 10.2 to Ticketmaster Entertainment's Form 8-K, filed July 31, 2009)†
10.34
Employment Agreement by and between Eric Korman and Ticketmaster Entertainment, Inc., dated as of July 27, 2009 (incorporated by reference to Exhibit 10.1 to Ticketmaster Entertainment's Form 8-K, filed July 31, 2009)†
10.35
Employment Agreement dated as of December 9, 2004, between Ticketmaster L.L.C. and Chris Riley (incorporated by reference to Ticketmaster Entertainment's Form 10-Q for the Quarterly Period ended September 30, 2008)†
10.36
Amendment No. 1 dated as of January 4, 2008, to Employment Agreement between Ticketmaster L.L.C. and Chris Riley (incorporated by reference to Ticketmaster Entertainment's Form 10-Q for the Quarterly Period ended September 30, 2008)†
10.37
Amendment No. 2 to Employment Agreement dated as of November 4, 2004, between Chris Riley and Ticketmaster L.L.C. (incorporated by reference to Exhibit 10.1 to Ticketmaster Entertainment's Form 8-K filed August 21, 2009)†
14.1	Code of Business Conduct and Ethics
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
99.1	"Risk Factors" as set forth in Live Nation Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009

†
Reflects management contracts and management and director compensatory plans

        Unless otherwise noted, exhibits are filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICKETMASTER ENTERTAINMENT LLC (Registrant)
Date: February 25, 2010
	By:	/s/ MICHAEL RAPINO Michael Rapino Chief Executive Officer, Live Nation Entertainment, Inc.*

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant on February 25, 2010 in the capacities indicated.

Signature	Title

/s/ MICHAEL RAPINO Michael Rapino	Chief Executive Officer, Live Nation Entertainment, Inc. & Manager (Principal Executive Officer)
/s/ BRIAN REGAN Brian Regan	Executive Vice President, Chief Financial Officer, Ticketmaster Entertainment LLC & Manager (Principal Financial & Accounting Officer)
/s/ MICHAEL ROWLES Michael Rowles	Manager

*
Mr. Rapino, as Chief Executive Officer of the Company's parent, Live Nation Entertainment, Inc., performs the function of Chief Executive Officer of the Company.

TICKETMASTER ENTERTAINMENT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Explanatory Note

        The accompanying audited consolidated financial statements are labeled as those of Ticketmaster Entertainment, Inc., whereas this Annual Report on Form 10-K for the year ended December 31, 2009 is being filed by Ticketmaster Entertainment LLC. As of December 31, 2009, Ticketmaster Entertainment, Inc. was a stand alone public entity. On January 25, 2010, Ticketmaster Entertainment, Inc. merged with and into an indirect, wholly-owned subsidiary of Live Nation, creating Ticketmaster Entertainment LLC. The separate corporate existence of Ticketmaster Entertainment, Inc. ceased at such time, and Ticketmaster Entertainment LLC succeeded to the assets, liabilities, rights, obligations and duties of Ticketmaster Entertainment, Inc. These financial statements reflect the previous name, Ticketmaster Entertainment, Inc., because that was the name and structure of the entity as of December 31, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Managers and Member of Ticketmaster Entertainment LLC

        We have audited the accompanying consolidated balance sheets of Ticketmaster Entertainment, Inc. (the "Company," as described in Note 1) as of December 31, 2009 and 2008, and the related consolidated statements of operations, temporary equity and equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule on page F-59. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ticketmaster Entertainment, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Financial Statements—an amendment of Accounting Research Bulletin No. 51, (codified in FASB Accounting Standards Codification 810, Consolidation) and retroactively applied its presentation and disclosure requirements.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ticketmaster Entertainment, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California February 25, 2010

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Revenue	$1,482,997	$1,438,282	$1,221,798
Interest on funds held for clients	3,170	16,243	18,679

Total revenue	1,486,167	1,454,525	1,240,477
Cost of sales (exclusive of depreciation shown separately below)	896,152	927,889	766,538

Gross profit	590,015	526,636	473,939
Selling and marketing expense	94,657	102,631	43,487
General and administrative expense	271,337	190,054	149,478
Amortization of intangibles	71,608	44,109	26,200
Depreciation	56,293	49,894	38,458
Goodwill impairment	—	1,094,091	—

Operating income (loss)	96,120	(954,143)	216,316
Other (expense) income, net:
Interest income	2,392	13,926	33,065
Interest expense	(63,518)	(39,216)	(1,003)
Equity in income of unconsolidated affiliates	3,872	2,659	6,301
Impairment of long-term investments	(9,914)	(12,334)	—
Other income	9,172	4,914	1,120

Total other (expense) income, net	(57,996)	(30,051)	39,483

Earnings (loss) before income taxes and noncontrolling interests	38,124	(984,194)	255,799
Income tax provision	(19,096)	(25,627)	(89,007)

Net income (loss)	19,028	(1,009,821)	166,792
Loss attributable to noncontrolling interests, net	11,226	4,322	2,559

Net income (loss) attributable to Ticketmaster Entertainment, Inc	$30,254	$(1,005,499)	$169,351

Net earnings (loss) per share available to common stockholders:
Basic	$0.53	$(17.84)	$3.01
Diluted	$0.50	$(17.84)	$3.01

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
	(In thousands, except per share data)
ASSETS
Cash and cash equivalents	$554,482	$464,618
Marketable securities	—	1,495
Accounts receivable, client accounts	62,964	70,121
Accounts receivable, net of allowance of $6,799 and $3,662 at December 31, 2009 and 2008, respectively	43,150	46,459
Deferred income taxes	26,661	14,038
Contract advances	47,923	44,927
Prepaid expenses and other current assets	34,197	37,758

Total current assets	769,377	679,416
Property and equipment, net	101,048	111,291
Goodwill	482,341	455,751
Intangible assets, net	300,305	330,061
Long-term investments	8,809	17,487
Other non-current assets	127,878	112,561

TOTAL ASSETS	$1,789,758	$1,706,567

LIABILITIES, TEMPORARY EQUITY AND EQUITY
LIABILITIES:
Accounts payable, client accounts	$364,893	$324,164
Accounts payable	25,697	29,251
Accrued compensation and benefits	46,384	39,683
Deferred revenue	32,483	33,244
Income taxes payable	11,196	7,522
Other accrued expenses and current liabilities	100,275	82,435

Total current liabilities	580,928	516,299
Long-term debt	811,980	865,000
Income taxes payable	4,448	1,680
Other long-term liabilities	28,016	10,286
Deferred income taxes	60,337	67,300
Commitments and contingencies
TEMPORARY EQUITY:
Series A convertible redeemable preferred stock, $0.01 par value, 25,000 shares authorized, 1,750 non-vested shares issued and outstanding at December 31, 2009 and December 31, 2008	16,130	9,888
Redeemable noncontrolling interests	57,086	42,483
EQUITY:
Ticketmaster Entertainment, Inc. stockholders' equity:
Common stock, $0.01 par value, 300,000 shares authorized; 57,383 shares issued and outstanding at December 31, 2009 and 57,213 shares issued and outstanding at December 31, 2008	574	572
Additional paid-in capital	1,219,822	1,235,019
Accumulated deficit	(1,028,504)	(1,058,758)
Accumulated other comprehensive income (loss)	7,001	(11,374)

Total Ticketmaster Entertainment, Inc. stockholders' equity	198,893	165,459

Noncontrolling interests	31,940	28,172

Total equity	230,833	193,631

TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$1,789,758	$1,706,567

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND EQUITY

(In thousands)

	Temporary Equity			Ticketmaster Entertainment, Inc. Stockholders' Equity
	Redeemable Preferred Stock $0.01 Par Value			Common Stock $0.01 Par Value
			Redeemable Non- controlling Interests							Accumulated Other Comprehensive Income (Loss)
						Invested Capital	Additional Paid-in Capital	Accumulated Deficit	Receivables from IAC and Subsidiaries		Non- controlling Interests
	Amount	Shares		Amount	Shares							Total
Balance as of December 31, 2006	$—	—	$669	$—	—	$1,874,710	$—	$—	$(539,861)	$22,988	$—	$1,357,837
Comprehensive income:												—
Net income (loss) for the year ended December 31, 2007	—	—	(2,560)	—	—	169,351	—	—	—	—	—	169,351
Foreign currency translation	—	—	72	—	—	—	—	—	—	17,802	—	17,802

Comprehensive income			(2,488)								—	187,153
Cumulative effect of adoption of ASC Topic 740	—	—	—	—	—	1,344	—	—	—	—	—	1,344
Stock-based compensation	—	—	2,445	—	—	—	—	—	—	—	—	—
Net transfers from IAC (principally the transfer of an investment and funding for acquisitions	—	—	—	—	—	127,092	—	—	—	—	—	127,092
Net change in receivables from IAC and subsidiaries	—	—	—	—	—	—	—	—	65,751	—	—	65,751
Acquisition of controlling interests in subsidiaries	—	—	7,186	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2007	$—	—	$7,812	$—	—	$2,172,497	$—	$—	$(474,110)	$40,790	$—	$1,739,177
Comprehensive loss:
Net income prior to the Spin-off	—	—	—	—	—	53,259	—	—	—	—	—	53,259
Net loss after the Spin-off	—	—	(5,394)	—	—	—	—	(1,058,758)	—	—	1,072	(1,057,686)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(52,164)	—	(52,164)

Comprehensive loss			(5,394)								1,072	(1,056,591)
Distributions to and contributions from IAC, net of extinguishment of intercompany amounts	—	—	—	—	—	(1,012,960)	—	—	474,110	—	—	(538,850)
Capitalization as a result of the Spin-off	—	—	—	—	—	(1,212,796)	1,212,796	—	—	—	—	—
Issuance of common stock at the Spin-off	—	—	—	562	56,210	—	(562)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	3	—	50	—	—	—	—	50
Fair value of RSU liability adjustment	—	—	—	—	—	—	826	—	—	—	—	826
Stock awards related to Front Line acquisition	—	—	—	10	1,000	—	13,158	—	—	—	—	13,168
Redeemable preferred stock	8,848	1,750	—	—	—	—	(8,848)	—	—	—	—	(8,848)
Stock-based compensation	1,040	—	2,415	—	—	—	18,265	—	—	—	—	18,265
Acquisition of controlling interests in subsidiaries	—	—	42,840	—	—	—	—	—	—	—	29,074	29,074
Fair value of redeemable noncontrolling interests adjustments	—	—	666	—	—	—	(666)	—	—	—	—	(666)
Distributions to noncontrolling interests	—	—	(5,856)	—	—	—	—	—	—	—	(1,974)	(1,974)

Balance as of December 31, 2008	$9,888	1,750	$42,483	$572	57,213	$—	$1,235,019	$(1,058,758)	$—	$(11,374)	$28,172	$193,631
Comprehensive loss:
Net income (loss)	—	—	(4,437)	—	—	—	—	30,254	—	—	(6,789)	23,465
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	(206)	—	(206)
Foreign currency translation	—	—	27	—	—	—	—	—	—	18,581	—	18,581

Comprehensive loss	—	—	(4,410)								(6,789)	41,840
Issuance of common stock upon exercise of stock options	—	—	—	2	170	—	815	—	—	—	—	817
Fair value of RSU liability adjustment	—	—	—	—	—	—	(266)	—	—	—	—	(266)
Stock-based compensation	6,242	—	3,478	—	—	—	12,603	—	—	—	—	12,603
Repurchase of outstanding options	—	—	—	—	—	—	(388)	—	—	—	—	(388)
Tax adjustment related to the Spin-off	—	—	—	—	—	—	(5,188)	—	—	—	—	(5,188)
Acquisition of controlling interests in subsidiaries	—	—	—	—	—	—	—	—	—	—	12,625	12,625
Fair value of redeemable noncontrolling interests adjustments	—	—	23,637	—	—	—	(22,773)	—	—	—	—	(22,773)
Exercise of redemption feature of noncontrolling interest.	—	—	(382)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	(7,878)	—	—	—	—	—	—	—	(2,068)	(2,068)
Other	—	—	158	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2009	$16,130	1,750	$57,086	$574	57,383	$—	$1,219,822	$(1,028,504)	$—	$7,001	$31,940	$230,833

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TICKETMASTER ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss).	$19,028	$(1,009,821)	$166,792
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangibles	71,608	44,109	26,200
Depreciation	56,293	49,894	38,458
Goodwill impairment	—	1,094,091	—
Impairment of long-term investments	9,914	12,334	—
Amortization of debt issuance costs	4,536	1,697	—
Provision for doubtful accounts	3,362	2,409	464
Stock-based compensation expense	22,323	23,731	12,572
Deferred income taxes	(34,044)	(32,247)	(11,210)
Gain on disposal of property and equipment	(2,438)	—	—
Gain on extinguishment of debt	(902)	—	—
Gain on sale of long-term investments	(2,902)	—	—
Equity in income of unconsolidated affiliates, net of dividends	135	953	1,035
Excess tax benefits from stock-based awards	—	(55)	(3,029)
Changes in assets and liabilities, excluding acquisition effects:
Accounts receivable	9,302	3,694	(10,878)
Prepaid expenses and other current assets	(1,987)	3,266	(77,559)
Accounts payable and other current liabilities	1,573	4,678	(9,645)
Income taxes payable	6,982	12,199	4,110
Deferred revenue	(2,182)	7,209	2,038
Funds collected on behalf of clients, net	21,224	(23,198)	72,093
Other, net	—	245	526

Net cash provided by operating activities	181,825	195,188	211,967

Cash flows from investing activities:
Transfers (to) from IAC	—	(910,088)	64,548
Cash paid for acquisitions, net of cash acquired	(33,636)	(506,602)	(29,423)
Purchases of property and equipment	(46,275)	(50,838)	(47,521)
Purchase of marketable securities	—	(7,634)	—
Proceeds from sales and maturities of marketable securities	1,497	5,043	—
Proceeds from sales of property and equipment	6,400	—	—
Proceeds from sales of long-term investments	7,042	—	—
Cash paid for long-term investments	(226)	(5,830)	(630)

Net cash used in investing activities	(65,198)	(1,475,949)	(13,026)

Cash flows from financing activities:
Capital contributions from IAC	—	405,498	29,423
Proceeds from issuance of long-term debt	—	300,000	—
Proceeds from bank borrowings	—	565,000	—
Principal payments on long-term obligations	(53,341)	(2,101)	(2,175)
Payment of deferred financing costs	—	(27,169)	—
Purchase of noncontrolling interest	—	(764)	—
Distributions to noncontrolling interests	(9,946)	(7,830)	—
Excess tax benefits from equity awards	—	55	3,029
Other, net	(333)	50	—

Net cash (used in) provided by financing activities	(63,620)	1,232,739	30,277

Effect of exchange rate changes on cash and cash equivalents	36,857	(55,777)	21,622

Net increase (decrease) in cash and cash equivalents	89,864	(103,799)	250,840
Cash and cash equivalents at beginning of year	464,618	568,417	317,577

Cash and cash equivalents at end of year	$554,482	$464,618	$568,417

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Company Overview

        Ticketmaster Entertainment, Inc., a Delaware limited liability company ("Ticketmaster Entertainment," "we," "our," "us" or the "Company"), consists of Ticketmaster and Front Line Management Group, Inc. ("Front Line"). Ticketmaster operates in 19 global markets, providing ticket sales, ticket resale services, marketing and distribution through www.ticketmaster.com, numerous retail outlets and worldwide call centers. Established in 1976, Ticketmaster serves clients worldwide across multiple event categories, providing exclusive ticketing services for leading arenas, stadiums, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. The Company acquired a controlling interest in Front Line in October 2008. Founded by Irving Azoff and Howard Kaufman in 2004, Front Line is an artist management company.

Spin-off from IAC/InterActiveCorp

        On July 1, 2008, the Board of Directors of IAC/InterActiveCorp ("IAC") approved a plan to separate IAC into five separate, publicly-traded companies via the distribution of all of the outstanding shares of common stock of four wholly-owned subsidiaries (the "Spincos"), including Ticketmaster Entertainment.

        On August 20, 2008, IAC distributed to its stockholders all of the outstanding shares of common stock, par value $0.01 per share, of Ticketmaster Entertainment (the "Spin-off"). The Company's businesses include the businesses that formerly comprised IAC's Ticketmaster segment (which, at the time of the Spin-off, included IAC's domestic and international ticketing and ticketing-related businesses, subsidiaries and investments, and excluded the Company's Reserve America subsidiary and its investment in Active.com). At the time of the Spin-off, the Company also included IAC's minority investment in Front Line. On October 29, 2008, the Company acquired additional equity interests in Front Line, giving the Company a controlling interest.

        Upon completion of the Spin-off (and for a short period prior to that, on a "when issued" basis), the Company's shares began trading on The Nasdaq Global Select Market ("NASDAQ") under the symbol "TKTM." In conjunction with the Spin-off, the Company completed the following transactions: (1) extinguished all intercompany receivable balances due from IAC and its subsidiaries, which totaled $604.4 million, by recording a non-cash distribution to IAC, (2) recapitalized the invested equity balance with common stock, whereby holders of IAC stock received one fifth of a share of Ticketmaster Entertainment common stock for each share of common and class B common stock of IAC held, as described in our Post Effective Amendment No. 1 to Form S-1 (Commission File Number 333-152702) filed with the Securities and Exchange Commission ("SEC") on August 20, 2008, and (3) distributed $752.9 million in cash to IAC in connection with the Company's separation from IAC, which included the net proceeds of $723.6 million from a combination of privately-issued debt securities and bank borrowings. Refer to Note 9—Long-Term Debt for further discussion of the Company's outstanding debt balance.

Merger with Live Nation

        On February 10, 2009, the Company entered into a definitive agreement to merge (the "Merger Agreement") with Live Nation, Inc. ("Live Nation"). The merger (the "Merger") was completed on January 25, 2010. As part of the Merger, among other things, (i) Ticketmaster Entertainment, which up to that time was a Delaware corporation named Ticketmaster Entertainment, Inc. ("Old Ticketmaster"), merged into an indirect, wholly-owned subsidiary of Live Nation ("Merger Sub"), (ii) Merger Sub continued as the surviving entity and Old Ticketmaster ceased to exist, (iii) Merger Sub was renamed Ticketmaster Entertainment LLC, a single member limited liability company with an

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

indirect, wholly-owned subsidiary of Live Nation as its sole member, (iv) each issued and outstanding share of common stock of Old Ticketmaster was converted into 1.4743728 shares of common stock of Live Nation plus cash in lieu of any fractional shares, and (v) Live Nation changed its name to Live Nation Entertainment, Inc. As a result, Ticketmaster Entertainment is now an indirect, wholly-owned subsidiary of Live Nation, and Live Nation remains a publicly-traded company with its shares listed on the New York Stock Exchange under the symbol "LYV." Refer to Note 3—Merger with Live Nation for a more detailed discussion of the Merger.

Basis of Presentation

        These consolidated financial statements present our results of operations, financial position, temporary equity and equity, comprehensive income (loss) and cash flows on a consolidated basis. The consolidated financial statements include the Company's investment in Front Line, which was consolidated beginning on October 29, 2008, when the Company increased its ownership interest from 39.4% to 82.3% (approximately 75% on a diluted basis). Prior to October 29, 2008, the investment in Front Line was accounted for using the equity method of accounting.

        We prepared the consolidated financial statements from the historical results of operations and historical basis of the assets and liabilities of the Company with the exception of income taxes. We computed income taxes using our stand-alone tax rate. Our income tax payables as well as deferred tax assets and liabilities represent the estimated impact of filing a consolidated income tax return with IAC through the Spin-off, and filing a stand-alone consolidated income tax return thereafter. We eliminated all significant intercompany transactions and accounts for periods prior to the Spin-off.

        Until the Spin-off, we recorded expense allocations from IAC, which consisted of certain general corporate overhead expenses, based on the ratio of our revenue as a percentage of IAC's total revenue. The general corporate overhead allocations primarily included expenses relating to accounting, treasury, legal, tax, corporate support, human resource functions and internal audit. Since the Spin-off, we have been performing these functions using our own resources or purchased services, including services purchased from IAC pursuant to the transitional services agreement among IAC and the Spincos.

        The historical financial statements prior to the Spin-off are based on certain assumptions about Ticketmaster Entertainment as a stand-alone company. Our management believes the assumptions underlying the historical consolidated financial statements of the Company are reasonable. However, this financial information does not necessarily reflect what the historical financial position, results of operations and cash flows of the Company would have been if the Company had been a stand-alone company during the entire period presented.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The Company consolidates all entities that we control by ownership of a majority voting interest as well as certain variable interest entities for which the Company is the primary beneficiary.

        We use the equity method to account for our investments for which we have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes the Company's proportionate share of the net income or net loss of these companies.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Ticketing

        Ticketing revenue, which primarily consists of convenience and order processing fees from ticketing operations, is recognized as tickets are sold, and is recorded on a net basis (net of the face value of the ticket) as the Company acts as an agent in these transactions. Interest income is earned on funds that are collected from ticket purchasers and invested until remittance to the applicable clients. As the process of collecting, holding and remitting these funds is a critical component of providing service to these clients, the interest earned on these funds is included in revenue. Revenue is presented net of sales tax.

Artist Services

        Front Line secures work for the clients it represents, for which it receives a commission. Generally, commissions are payable by clients upon their receipt of payments for performance of services or upon the delivery or use of materials which they created. Revenue is generally recognized in the month of the artist event. Contingent commissions, such as those based on profits or gross receipts, are recorded upon determination of the amounts. Revenue is not recognized before persuasive evidence of an arrangement exists, services have been rendered, the amount to be received is fixed or determinable, and collectability is reasonably assured.

        Front Line also earns revenue from the sales of entertainment packages to consumers in connection with live performances. Entertainment packages are sold and cash is received from consumers in advance of the event. Revenue and related expenses incurred are deferred until the event occurs. In addition, Front Line sells merchandise associated with musical artists at live musical performances, to retailers, and directly to consumers via a website. The Company recognized revenue

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of $76.8 million, $16.9 million and zero related to the sale of merchandise for the years ended December 31, 2009, 2008 and 2007. For retail and internet sales, revenue is recognized upon shipment of the merchandise. Touring revenue, including the sale of merchandise, is recognized in the month of the event.

Cost of Sales (exclusive of depreciation)

        In our ticketing segment, costs associated with processing and delivering ticketing orders to customers are recorded as cost of sales. In our artist services segment, merchandise inventory, related shipping costs and costs associated with VIP ticket packages are recorded as cost of sales. The Company recognized cost of sales of $66.2 million, $14.3 million and zero related to the sale of merchandise for the year ended December 31, 2009, 2008 and 2007.

Cash and Cash Equivalents

        Cash and cash equivalents include cash, money market instruments and time deposits with maturities of less than 91 days. These balances are stated at cost, which approximates fair value. Cash and cash equivalents include $301.9 million and $254.0 million at December 31, 2009 and 2008, respectively, of collected proceeds relating to the face value of the tickets, which are payable to clients and reflected as accounts payable, client accounts. Cash and cash equivalents held in international territories totaled $339.7 million and $301.3 million at December 31, 2009 and 2008, respectively.

Marketable Securities

        At times, the Company invests in marketable securities. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. When held by the Company, marketable securities are classified as available-for-sale and reported at fair value based on quoted market prices.

Accounts Receivable

        Accounts receivable, client accounts, are due principally from ticketing outlets and credit card processors and represent the face value of tickets sold plus convenience and order processing fees, generally net of outlet commissions.

        Accounts receivable include amounts relating to artist management, merchandising, advertising, and software licensing sales and are stated at amounts due, net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's current ability to pay its obligation to the Company and the condition of the general economy and the customer's industry. The Company writes off accounts receivable when they become uncollectible.

Inventories

        Inventories are valued at lower of cost or net realizable market value. Cost is determined using the first-in, first-out method. At December 31, 2009 and 2008, respectively, Front Line merchandise inventory of $2.2 million and $1.8 million was included in "Prepaid expenses and other current assets" in the accompanying Consolidated Balance Sheets.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Leasehold improvements are amortized using the straight-line method over the shorter of the economic useful life or the remaining lease term. Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and improvements are capitalized. Assets recorded under capital leases are amortized over the shorter of the economic useful life or the remaining lease term; the amortization is included in depreciation expense.

        The Company capitalizes certain qualified costs incurred in connection with the development of internal use software. Capitalization of internal use software costs begins when the preliminary project stage is completed, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized internal use software is depreciated on a straight-line basis over the estimated useful life of the software. Capitalized internal software costs, net of accumulated depreciation, totaled $40.8 million and $33.9 million at December 31, 2009 and 2008, respectively, and are included in "Property and equipment, net" in the accompanying Consolidated Balance Sheets.

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill represents the excess fair value of an acquired entity over the fair value of the identifiable net tangible and intangible assets acquired. Indefinite-lived intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. We test our goodwill for impairment annually on the first day of our fiscal fourth quarter (October 1, 2009 of fiscal 2009), or whenever events or changes in circumstances indicate the carrying value may not be recoverable. For the year ended December 31, 2009, the Company identified one reporting unit in the ticketing segment and three in the artist services segment (artist management, VIP ticketing and merchandising). For the year ended December 31, 2008, the Company had identified two reporting units in the ticketing segment (ticketing and Echo Music) and three reporting units in the artist services segment (artist management, VIP ticketing and merchandising). The reduction in the number of reporting units identified within the ticketing segment is a result of a change in the Company's reporting structure, with the Echo Music reporting unit being merged into the ticketing reporting unit. As of December 31, 2008, the Echo Music reporting unit had no goodwill.

        The testing of goodwill for impairment consists of a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed in which the implied fair value of the reporting unit's goodwill is compared to its

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

goodwill carrying amount to measure the amount of impairment loss, if any. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company determines the fair value of the reporting units based on the present value of the cash flows the reporting units can be expected to generate in the future.

        We also test our indefinite-lived intangible assets for impairment annually on the first day of our fiscal fourth quarter, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In our case, the Ticketmaster trade name is the only intangible asset not subject to amortization. The fair value of the Ticketmaster trade name is estimated using a multi-period royalty savings method, which reflects the savings realized by owning the trade name, and thus not having to pay a royalty fee to a third party.

Long-Lived Assets and Intangible Assets with Definite Lives

        Long-lived assets, including property and equipment and intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Amortization of definite lived intangible assets is recorded either on a straight-line basis or a basis more representative of the time pattern over which the benefit is derived.

Long-Term Investments

        The Company owns certain investments in common stock which do not have readily determinable fair values. Investments in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the equity method. Other investments in which the Company does not have the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the cost method. The Company evaluates each equity and cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.

Contract Advances

        Contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to the Company's clients pursuant to ticketing agreements. Recoupable contract advances provide for the client's participation in the convenience charges and/or order processing fees and are generally recoupable against future royalties earned by the clients based on the contract terms over the life of the contract (generally 3 to 7 years). Non-recoupable contract advances are fixed additional incentives sometimes paid by the Company to secure exclusive ticketing rights with certain clients and are normally amortized over the life of the contract on a straight-line basis (generally 3 to 7 years).

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recoupment of contract advances and amortization of non-recoupable contract advances are included in "Cost of sales" in the accompanying Consolidated Statements of Operations.

Accounts Payable, Client Accounts

        Accounts payable, client accounts consist of contractual amounts due to clients for tickets sold on behalf of the organizations that sponsor events and receive ticketing royalties, which arise from the clients' share of convenience and order processing charges.

Deferred Revenue

        Deferred revenue primarily consists of unredeemed gift cards issued by the Company. Upon the purchase of a gift card, deferred revenue is established for the cash value of the gift card. Deferred revenue is relieved and net revenue is recorded upon redemption by the customer or the expiration of the gift card, if applicable. Over time, some portion of the gift cards issued without expiration dates are not redeemed. This amount is recorded as revenue when it can be determined that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions. We determine the probability of the gift cards being redeemed based on historical gift card redemption patterns. Income from gift card revenue, net of any amounts subject to escheat laws, is included in revenue in the accompanying Consolidated Statements of Operations.

Redeemable Noncontrolling Interests

        In connection with the acquisition of certain subsidiaries, the Company is party to fair value put arrangements with respect to the common securities that represent the remaining noncontrolling interests of the acquired company. These put arrangements are exercisable at fair value by the counter-party outside the control of the Company and are classified as temporary equity. Adjustments to the carrying amount of redeemable noncontrolling interests issued in the form of a common security to reflect a fair value redemption feature do not impact the Company's earnings per share. Accordingly, to the extent that the fair value of these redeemable noncontrolling interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. Redeemable noncontrolling interests for which the put arrangements are not currently redeemable are accounted for by normal noncontrolling interest accounting, and changes in the redemption fair value are accreted over the period from the date of issuance to the earliest redemption date of the security using the interest method. For the noncontrolling interests that are not currently redeemable, the total redemption fair value being accreted to is $76.6 million.

Advertising

        Advertising costs are charged to expense in the period incurred and represent both offline costs, including sports sponsorships and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising expense was $66.1 million, $70.2 million and $21.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Research and Development

        Research and development costs, which relate primarily to software development, are charged to operations as incurred. Based on the Company's development process, technological feasibility is established upon completion of a working model. Costs incurred prior to the completion of a working model are expensed as incurred. Costs incurred subsequent to the completion of a working model and

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to the point at which the software is ready for general release are capitalized. Research and development costs were $31.4 million, $34.5 million and $21.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

        The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. The Company records interest on potential tax contingencies as a component of income tax expense and records interest net of any applicable related income tax benefit.

        Effective January 1, 2007, the Company adopted authoritative guidance on accounting for uncertainty in income taxes. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Foreign Currency Translation and Transaction Gains and Losses

        The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive income, a separate component of equity. The cumulative translation adjustment was a net gain of $7.2 million and a net loss of $11.4 million at December 31, 2009 and 2008, respectively. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the Consolidated Statements of Operations.

        In certain limited instances, the Company enters into foreign currency forward exchange contracts to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans payable to certain international subsidiaries. As of December 31, 2009 and 2008, the Company had foreign currency forward exchange contract outstanding with nominal amounts of CAD 3.2 million and AUD 16.5 million, respectively. Gains and losses on these foreign currency exchange contracts are recognized in "Other income" in the Consolidated Statements of Operations immediately as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans. The gains or losses are carried on the Consolidated Balance Sheet on a gross basis in "Prepaid expenses and other current assets" and "Other accrued expenses and current liabilities," respectively. The change in fair value of these instruments from date of purchase through December 31, 2009 and 2008 was a loss of $0.1million and a loss of $0.5 million, respectively.

Debt Issuance Costs

        Debt issuance costs are deferred and amortized to interest expense over the terms of debt. The Company utilizes the effective interest method to amortize debt issuance costs.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

        The Company follows the current accounting guidance for stock-based compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and restricted stock units ("RSUs") based on the grant-date fair values of the awards.

        The Company adopted the current guidance using the modified prospective transition method, and the Company's consolidated financial statements for the years ended December 31, 2009, 2008 and 2007 reflect the impact of the adoption. Stock-based compensation recognized for the years ended December 31, 2009, 2008 and 2007 was $23.8 million, $23.7 million and $12.6 million, respectively, which was primarily related to RSUs and stock options. In accordance with current guidance, the Company has been recognizing expense for all stock-based grants since it became wholly owned by IAC on January 17, 2003.

        Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividends. The Company estimates the fair value of share based payment awards on the grant date using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's Consolidated Statements of Operations.

        Under current guidance, forfeiture rates must be estimated at the time of grant in order to calculate the amount of share-based payment awards ultimately expected to vest. The forfeiture rate is based on historical rates. Stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 has been reduced for estimated forfeitures as it is based on equity awards ultimately expected to vest.

Net Income (Loss) Per Share

        Basic net income (loss) per share attributable to common stockholders is computed using the weighted-average number of common shares outstanding during the period, net of shares subject to repurchase rights, and excludes any dilutive effects of options or warrants, Restricted Stock, RSUs, and convertible securities, if any. Diluted net income (loss) per share is computed using the weighted-average number of common stock and common stock equivalent shares outstanding (including the effect of restricted stock) during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

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

Operating Leases

        The Company leases office space, data centers and certain office equipment under operating lease agreements. Certain of the lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

Segments

        The Company complies with the segment reporting requirements as outlined in the current accounting guidance. After the October 29, 2008 acquisition of a controlling interest in Front Line, based upon changes in the internal management structure and how the chief operating decision maker viewed the business, the Company began reporting two segments: ticketing and artist services.

Accounting Estimates

        The Company's management is required to make certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

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

Certain Risks and Concentrations

        The Company's business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents. Cash and cash equivalents are maintained with quality financial institutions of high credit and cash held in the U.S. is in excess of Federal Deposit Insurance Corporation insurance limits.

        As of December 31, 2009, the Company has no customers that individually comprise more than 10% of total revenue. For the year ended December 31, 2008 and 2007, the Company had one customer, Live Nation, (including its subsidiary House of Blues) that comprised more than 10% of total revenue. Refer to Note 7—Segment Information for information regarding significant customers.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that establishes the FASB Accounting Standards Codification ("Codification" or "ASC"), as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance promulgated by the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. We adopted the guidance in the third quarter of 2009. Since the guidance did not change GAAP, the Codification did not impact the Company's financial statements.

Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued authoritative guidance that revises the factors that should be considered in developing renewal or extension assumptions in determining the useful life of a recognized intangible asset under the guidance. We adopted the guidance in the first quarter of 2009 on a prospective basis, and the standards did not have a material impact on the Company's consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

        In December 2007, the FASB issued authoritative guidance that impacts the accounting and reporting for noncontrolling interests. Noncontrolling interests are to be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the Consolidated Statements of Operations and upon a loss of control, the interest sold, as well as any interest retained, should be recorded at fair value with any gain or loss recognized in earnings. The guidance is applied prospectively, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. We adopted the guidance in the first quarter of 2009.

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

Business Combinations

        In December 2007, the FASB issued authoritative guidance that establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. The guidance requires (i) recognition of 100% of the fair values of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be accounted for at fair value at the acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at the acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post combination costs. We adopted the guidance in the first quarter of 2009 on a prospective basis. As of December 31, 2008, approximately $0.6 million of transaction costs related to transactions not consummated were

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

capitalized and included in prepaid expenses and other current assets. These costs were charged to expense during the first quarter of 2009.

        In April 2009, the FASB issued an amendment to amend and clarify the guidance on business combinations to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of the guidance on business combinations to determine whether the contingency should be recognized at the acquisition date or after it. We adopted the guidance in the first quarter of 2009, and the standard did not have a material impact on the Company's consolidated financial statements.

Subsequent Events

        In May 2009, the FASB issued authoritative guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the guidance sets forth the following: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 on a prospective basis. We adopted the guidance in the second quarter of 2009, and the standard did not have a material impact on the Company's consolidated financial statements and disclosures.

Fair Value Accounting

        In April 2009, the FASB issued guidance that requires disclosures about the fair value of financial instruments for interim reporting periods ending after June 15, 2009. The guidance also requires those disclosures in summarized financial information at interim financial periods. The Company adopted the guidance in the second quarter of 2009, and the standard did not have an impact on the Company's financial statement disclosures.

        In August 2009, the FASB issued guidance related to the fair value measurement of liabilities. The guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of fair value measurements, such as a present value technique. We adopted the guidance in the fourth quarter of 2009, and the standards did not have a material impact on the Company's consolidated financial statements.

Variable Interest Entities

        In June 2009, the FASB issued guidance that amends the existing guidance related to variable interest entities. Among other accounting and disclosure requirements, the guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the entity or the right to receive benefits from the entity. The Company will adopt the guidance in its first annual and interim reporting periods beginning after November 15, 2009. The Company is evaluating the impact the guidance will have on the Company's consolidated financial statements.

NOTE 3—MERGER WITH LIVE NATION

        On January 25, 2010, the Company and Live Nation completed their Merger following the receipt of regulatory clearances from the U.S. Department of Justice (the "DOJ") and the Canadian Bureau of Competition (having previously received clearance from all other government authorities required under the Merger Agreement), and the approval of Ticketmaster Entertainment and Live Nation stockholders. As part of the Merger, the Company's stockholders received 1.4743728 shares of Live Nation common stock for each share of Ticketmaster Entertainment common stock they owned. Effective on the date of the Merger, the merged entity changed its name to Live Nation Entertainment, Inc. On January 28, 2010, the Company and Live Nation received notice from the UK Competition Commission that it would re-open its investigation of the Merger in response to an appeal filed by CTS Eventim, and since then the Commission has officially reported that it will complete its work in the re-opened investigation on or before May 11, 2010.

        The combined company is led by Michael Rapino as CEO and President of Live Nation Entertainment and Irving Azoff as Executive Chairman of Live Nation Entertainment and CEO of Front Line. Barry Diller serves as Chairman of the Board of Live Nation Entertainment. The Board consists of 14 directors, seven of whom were designated by each the Company and Live Nation.

        Under the terms of the agreement reached with the DOJ, the Company and Live Nation agreed to divest the Company's ticketing subsidiary, Paciolan, Inc., and to license the Ticketmaster Host technology to Anschutz Entertainment Group, Inc., as well as to other terms intended to protect competitive conditions in ticketing and promotions.

        On May 12, 2009, the Company had entered into an amendment to the senior secured credit facilities, which was contingent on the consummation of the Merger. The amendment effects certain changes to the senior secured credit facilities, which became effective upon the Company notifying the administrative agent under the senior secured credit facilities that the Merger was completed pursuant to the terms of the Merger Agreement and the payment to each lender that has consented to the amendment of a consent fee equal to 0.50% of the sum of the principal amount of the term loans outstanding to such lender as of May 12, 2009 and the full amount of such lender's revolving commitment as of May 12, 2009. The amendment permits the senior secured credit facilities to remain outstanding following the Merger, increases the interest spreads under each of the Term Loan A, Term Loan B and revolving credit facility by 1.25%, institutes a LIBOR floor of 2.50% for the senior secured credit facilities, conditions each borrowing under the revolving credit facility and certain other debt incurrences on the Company having a pro forma consolidated total leverage ratio of no more than 3.50 to 1.00, creates restrictions on the Company and its subsidiaries transferring assets to Live Nation or Live Nation's other subsidiaries in certain circumstances and would effect certain other changes to facilitate the integration of the Company and its subsidiaries with Live Nation and its subsidiaries following consummation of the Merger.

NOTE 4—GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

        The balance of goodwill and indefinite-lived intangible assets, net is as follows (in thousands):

	December 31,
	2009	2008
Goodwill	$482,341	$455,751
Indefinite-lived intangible assets, trade name	62,585	62,585

Total goodwill and indefinite-lived intangible assets, net	$544,926	$518,336

        The following tables present the balance of goodwill, including the changes in carrying amount of goodwill, for the years ended December 31, 2009 and 2008 (in thousands):

	Ticketing	Artist Services	Total
	(In thousands)
Balance as of January 1, 2008
Goodwill	$1,090,418	$—	$1,090,418
Accumulated impairment loss	—	—	—

	1,090,418	—	1,090,418

Increase in goodwill related to acquisitions	284,990	194,160	479,150
Reduction of goodwill related to impairment	(1,094,091)	—	(1,094,091)
Effect of foreign currency	(19,726)	—	(19,726)

Balance as of December 31, 2008
Goodwill	1,355,682	194,160	1,549,842
Accumulated impairment loss	(1,094,091)	—	(1,094,091)

	261,591	194,160	455,751

Increase in goodwill related to acquisitions	—	18,072	18,072
Effect of foreign currency	8,518	—	8,518

Balance as of December 31, 2009
Goodwill	1,364,200	212,232	1,576,432
Accumulated impairment loss	(1,094,091)	—	(1,094,091)

	$270,109	$212,232	$482,341

        For the year ended December 31, 2009, goodwill additions of $15.0 million resulted from acquisitions of four separate artist management companies. These acquisitions were not considered material and the acquired businesses did not have a material impact on the Company's financial position, results of operations or cash flows for the twelve months ended December 31, 2009. Additionally, $3.1 million of goodwill was recognized due to payments arising from contingent earn-outs on acquisitions completed prior to the effective date of the current guidance for business combinations.

        For the year ended December 31, 2008, additions to the ticketing segment principally related to the 2008 acquisitions of TicketsNow, Paciolan, and GET ME IN! The aggregate purchase price for these acquisitions totaled approximately $428.0 million with approximately $151.6 million of intangible assets and $282.1 million of goodwill identified. For the artist services segment, $194.2 million of goodwill was recorded as a result of the acquisition of a controlling interest in Front Line, which included $147.4 million in historical basis and $46.8 million resulting from the excess of the purchase price over fair value of identified assets for the stepped-up portion of the acquisition.

NOTE 4—GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS (Continued)

Impairment Testing

        The Company performed its annual impairment testing of goodwill on October 1, 2009. As a result of testing, the Company determined that there were no indications of goodwill impairment for any of the reporting units for the year ended December 31, 2009.

        As a result of our annual impairment test in 2008, the Company concluded that goodwill in the Company's ticketing and Echo Music reporting units was likely impaired. The factors indicating a likely impairment included the decline in the global economy, which resulted in downward adjustments in forecasted future operating income and cash flows, and a significant decline in the Company's stock price. In determining the impairment charge, the Company used certain discounted cash flow ("DCF") analyses. The analyses included seven years of projected cash flows with forecasted sales growth rates ranging from -5.7% to 12.5% with a terminal growth rate of 3%. The discount rates used in the DCF analyses for the step one tests were 12% with a 9% rate for the terminal value. The Company also considered the market approach which evaluates market transactions involving similarly situated companies, however it was not considered meaningful in the final evaluation because of the lack of comparability between the reporting units and guideline public companies. In addition, the Company assessed the reasonableness of its determined fair values by reference to the Company's market capitalization and determined that the implied control premium was reasonable. To quantify the impairment, the Company allocated the fair value of the ticketing and Echo Music reporting units to the reporting units' individual assets and liabilities utilizing the purchase price allocation guidance. The resulting implied value of the ticketing and Echo Music reporting units' goodwill was a total of $1.1 billion less than the current carrying value of the goodwill. The difference was recorded as a non-cash impairment charge to reduce the goodwill in the ticketing and Echo Music reporting units to $261.6 million and zero, respectively.

        There was no goodwill impairment recorded for the year ended December 31, 2007. In addition, the Company's impairment test for the indefinite-lived trademark indicated no impairment for the years ended December 31, 2009, 2008 and 2007.

NOTE 5—LONG-LIVED ASSETS AND INTANGIBLE ASSETS WITH DEFINITE LIVES

        Intangible assets with definite lives related to the following (in thousands):

	December 31, 2009			December 31, 2008
	Cost	Accumulated Amortization	Weighted Average Amortization Period (Years)	Cost	Accumulated Amortization	Weighted Average Amortization Period (Years)
Artist relationships	$172,588	$(65,650)	20.0	$138,369	$(38,720)	20.0
Purchase agreements	157,563	(157,396)	6.1	157,952	(151,209)	6.1
Broker relationships	64,375	(9,832)	12.0	64,331	(4,468)	12.0
Customer relationships	53,115	(18,443)	8.2	53,086	(8,060)	7.9
Technology	31,377	(21,635)	3.5	31,333	(14,494)	3.5
Distribution agreements	27,805	(27,596)	6.3	27,333	(23,959)	6.3
Non-compete agreements	27,577	(17,767)	5.3	23,968	(12,950)	4.8
Trademarks and trade names	24,896	(5,861)	9.1	24,740	(2,716)	9.1
Other	3,927	(1,323)	10.9	3,873	(933)	10.9

Total	$563,223	$(325,503)		$524,985	$(257,509)

NOTE 5—LONG-LIVED ASSETS AND INTANGIBLE ASSETS WITH DEFINITE LIVES (Continued)

        Long-lived assets, including property and equipment and intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. There was no definite-lived intangible asset impairment recorded for the year ending December 31, 2009. In 2008, the Company identified and recorded an impairment charge of $0.6 million for the write-off of a covenant not to compete related to the Company's ticketing operations in Germany. The intangible asset impairment charge was included in "Amortization of intangible assets" in the accompanying Consolidated Statements of Operations.

        In the 2009, as a result of consideration of operating results and other events impacting the business, the Company evaluated the remaining useful lives attributed to certain intangible assets. The Company determined that circumstances warranted a revision to the remaining period of amortization for the related intangible assets. The Company determined that certain international ticketing agreement intangible assets did not have a useful life beyond 2009, and as such, the Company accelerated the amortization of these assets to fully amortize the assets as of June 30, 2009. The additional amortization expense related to the ticketing agreement intangible assets equaled $5.1 million. Amortization of intangible assets with definite lives is based on the nature of the applicable intangible asset and expected future cash flows derived from the intangible asset. As of December 31, 2009, the amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2010	$53,071
2011	36,728
2012	31,142
2013	27,136
2014	22,209
Thereafter	67,434

Total	$237,720

        As acquisitions and dispositions occur in the future and the valuation of intangible assets for recent acquisitions is completed, amortization expense may vary.

NOTE 6—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	December 31,
	2009	2008
Computer equipment and capitalized software	$342,995	$300,331
Buildings and leasehold improvements	18,519	19,374
Furniture and other equipment	21,349	21,461
Projects in progress	12,862	13,198
Land	—	2,058

	395,725	356,422
Less: accumulated depreciation	(294,677)	(245,131)

Total property and equipment, net	$101,048	$111,291

NOTE 6—PROPERTY AND EQUIPMENT (Continued)

        In October 2009, the Company completed a transaction to sell both the land and existing commercial building located in Vancouver, British Columbia, which had a net book value of $2.8 million at the time of the sale, for a total of $6.4 million, net of commissions. As part of the sales transaction, the Company entered into an operating lease with the buyer covering a period of three years. Under the terms of the lease agreement, the Company retains usage rights to the property that are more than minor but less than substantially all of the property. In accordance with guidance for sale-leaseback transactions, the Company has recognized $2.8 million of the gain in the current year as a reduction of "General & administrative expense" in the Consolidated Statement of Operations for the year ended December 31, 2009. The $0.8 million remaining balance of the gain has been deferred and will be recognized as a reduction of "General & administrative expense" ratably over the remaining term of the lease.

NOTE 7—SEGMENT INFORMATION

        Prior to the October 29, 2008 acquisition of Front Line, the Company had one operating segment in accordance with the internal management structure and based upon how the chief operating decision maker viewed the business, its organizational structure and the type of service provided, which primarily was online and offline ticketing services. Following the acquisition, based upon changes in the internal management structure and how the chief operating decision maker and executive management viewed the business, the Company began reporting two segments: ticketing and artist services.

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

        Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense, equity in losses (earnings) of nonconsolidated affiliates, loss attributable to noncontrolling interests, other expense (income)—net and income taxes expense are managed on a total company basis. Corporate expenses primarily include compensation and other employee costs (including stock-based compensation), outside services and professional fees.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Revenue:
Ticketing	$1,294,381	$1,408,820	$1,240,477
Artist Services	191,786	45,705	—

Total revenue	$1,486,167	$1,454,525	$1,240,477

NOTE 7—SEGMENT INFORMATION (Continued)

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Operating income (loss):
Ticketing	$201,677	$(872,083)	$290,070
Artist Services	2,222	7,642	—
Corporate and unallocated	(107,779)	(89,702)	(73,754)

Total operating income (loss)	$96,120	$(954,143)	$216,316

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Adjusted EBITDA(a):
Ticketing	$288,076	$312,949	$356,125
Artist Services	55,999	16,985	—
Corporate and unallocated	(96,238)	(72,252)	(62,579)

Total Adjusted EBITDA	$247,837	$257,682	$293,546

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Capital expenditures:
Ticketing	$42,586	$43,821	$41,354
Artist Services	490	150	—
Corporate and unallocated	3,199	6,867	6,167

Total capital expenditures	$46,275	$50,838	$47,521

        The following table reconciles Adjusted EBITDA to Operating income (loss) for the Company's reportable segments to net income (loss) attributable to Ticketmaster Entertainment, Inc.:

	Year Ended December 31, 2009
	Adjusted EBITDA(a)	Non-cash and stock-based compensation expense	Amortization of intangibles	Depreciation expense	Operating income (loss)
	(In thousands)
Ticketing	$288,076	$(1,371)	$(32,630)	$(52,398)	$201,677
Artist Services	55,999	(14,031)	(38,978)	(768)	2,222
Corporate and unallocated	(96,238)	(8,414)	—	(3,127)	(107,779)

Total	$247,837	$(23,816)	$(71,608)	$(56,293)	$96,120

Other expense, net					(57,996)

Earnings before income taxes and noncontrolling interests					38,124
Income tax provision					(19,096)

Net income					19,028
Plus: Loss attributable to noncontrolling interests, net					11,226

Net income attributable to Ticketmaster Entertainment, Inc					$30,254

NOTE 7—SEGMENT INFORMATION (Continued)

	Year Ended December 31, 2008
	Adjusted EBITDA(a)	Non-cash and stock-based compensation expense	Amortization of intangibles	Depreciation expense	Goodwill impairment	Operating income (loss)
	(In thousands)
Ticketing	$312,949	$(7,848)	$(37,103)	$(45,990)	$(1,094,091)	$(872,083)
Artist Services	16,985	(2,153)	(7,006)	(184)	—	7,642
Corporate and unallocated	(72,252)	(13,730)	—	(3,720)	—	(89,702)

Total	$257,682	$(23,731)	$(44,109)	$(49,894)	$(1,094,091)	$(954,143)

Other expense, net						(30,051)

Earnings before income taxes and noncontrolling interests						(984,194)
Income tax provision						(25,627)

Net loss						(1,009,821)
Plus: Loss attributable to noncontrolling interests, net						4,322

Net loss attributable to Ticketmaster Entertainment, Inc						$(1,005,499)

	Year Ended December 31, 2007
	Adjusted EBITDA(a)	Non-cash and stock-based compensation expense	Amortization of intangibles	Depreciation expense	Operating income (loss)
	(In thousands)
Ticketing	$356,125	$(4,121)	$(26,200)	$(35,734)	$290,070
Corporate and unallocated	(62,579)	(8,451)	—	(2,724)	(73,754)

Total	$293,546	$(12,572)	$(26,200)	$(38,458)	$216,316

Other income, net					39,483

Earnings before income taxes and noncontrolling interests					255,799
Income tax provision					(89,007)

Net income					166,792
Plus: Loss attributable to noncontrolling interests, net					2,559

Net income attributable to Ticketmaster Entertainment, Inc					$169,351

(a)
Our primary operating metric for evaluating segment performance is Adjusted Earnings before Interest, Income Taxes, Depreciation and Amortization ("Adjusted EBITDA"), which is defined as Operating income excluding, if applicable: (1) depreciation expense, (2) non-cash and stock-based compensation expense, (3) amortization and impairment of intangibles, (4) goodwill or other impairments, (5) pro forma adjustments for significant acquisitions, fair value adjustments to contingent consideration and compensation expense associated with significant transactions or the Merger with Live Nation and (6) one-time items. The Company believes this measure is useful to investors because it represents its consolidated operating results excluding the effects of non-cash expenses. The Adjusted EBITDA metric was referred to as Adjusted Operating Income in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. Adjusted EBITDA has certain limitations in that it does not take into account the impact to the Company's Consolidated Statements of Operations of certain expenses, including acquisition-related

NOTE 7—SEGMENT INFORMATION (Continued)

  accounting. The Company endeavors to compensate for the limitations of the supplemental measure presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the supplemental measure.

        For the year ended December 31, 2009, no single customer represented greater than 10% of the Company's consolidated revenue. The ticketing segment's largest client through 2008, Live Nation (including its subsidiary House of Blues), represented approximately 13% and 17% of the Company's consolidated revenue for the years ended December 31, 2008 and 2007, respectively.

        The Company maintains operations in the United States, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories is presented below:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Revenue:
United States	$1,086,237	$1,001,952	$814,851
Canada	94,011	102,718	96,852
United Kingdom	128,821	139,826	140,408
All other countries	177,098	210,029	188,366

Total revenue	$1,486,167	$1,454,525	$1,240,477

	December 31,
	2009	2008
	(in thousands)
Long-lived assets
United States	$834,363	$851,836
All other countries	175,078	172,894

Total long-lived assets	$1,009,441	$1,024,730

        The Company manages its working capital on a consolidated basis. In addition, segment assets are not reported to, or used by, the chief operating decision maker to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been disclosed.

NOTE 8—INCOME TAXES

        In all periods presented, current and deferred tax expense has been computed for the Company on a separate return basis. The Company's payments to IAC for its share of IAC's consolidated federal and state tax return liabilities prior to the Spin-off have been reflected within cash flows from operating activities in the accompanying combined statements of cash flows.

NOTE 8—INCOME TAXES (Continued)

        U.S. and foreign earnings (losses) from continuing operations before income taxes and noncontrolling interests are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
U.S.	$(5,248)	$(1,048,671)	$170,573
Foreign	43,372	64,477	85,226

Total	$38,124	$(984,194)	$255,799

        The components of the income tax provision are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current income tax provision:
Federal	$32,225	$19,402	$62,246
State	8,254	6,856	12,076
Foreign	12,661	31,616	25,895

Current income tax provision	53,140	57,874	100,217

Deferred income tax (benefit) provision:
Federal	(30,193)	(16,370)	(9,880)
State	(4,620)	(12,939)	(1,477)
Foreign	769	(2,938)	147

Deferred income tax (benefit)	(34,044)	(32,247)	(11,210)

Income tax provision	$19,096	$25,627	$89,007

        Excess tax deductions attributable to stock-based compensation had no impact on current income taxes payable for the year ended December 31, 2009, and reduced income taxes payable by $11.4 million and $3.0 million for the years ended December 31, 2008 and 2007, respectively. The excess income tax benefits of this stock-based compensation were recorded as amounts charged or credited to invested capital and a reduction in goodwill for tax deductions for stock-based compensation related to 2008 acquisitions.

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below (in

NOTE 8—INCOME TAXES (Continued)

thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2009	2008
Deferred tax assets:
Provision for accrued expenses	$15,434	$10,144
Net operating loss carryforwards	26,919	23,078
Stock-based compensation	27,057	20,360
Tax credits	260	4,926
Investment in unconsolidated subsidiaries	2,815	4,168
Capital loss carryforwards	2,111	—
Transaction costs related to Live Nation merger	12,490	—
Other	2,654	4,813

Total deferred tax assets	89,740	67,489

Less valuation allowance	(34,363)	(23,282)

Net deferred tax assets	55,377	44,207

Deferred tax liabilities:
Property and equipment	(14,993)	(14,266)
Intangible and other assets	(62,934)	(80,956)
Other	(186)	(447)

Total deferred tax liabilities	(78,113)	(95,669)

Net deferred tax liability	$(22,736)	$(51,462)

        Included in "Other non-current assets" in the accompanying Consolidated Balance Sheets at December 31, 2009 and 2008 is a non-current deferred tax asset of $10.9 million and $1.8 million, respectively.

        At December 31, 2009, the Company had federal and state net operating losses ("NOLs") of approximately $7.7 million and $54.9 million, respectively. If not utilized, the federal and state NOLs will expire at various times between 2023 and 2026, and 2010 and 2025, respectively. Utilization of federal NOLs will be subject to limitations under Sections 382 and 1502 of the Internal Revenue Code of 1986, as amended. In addition, utilization of certain state NOLs may be subject to limitations under state law similar to Sections 382 and 1502 of the Internal Revenue Code of 1986. At December 31, 2009, the Company had foreign NOLs of approximately $85.6 million available to offset future income. Of these foreign losses, approximately $31.7 million can be carried forward indefinitely, and approximately $36.9 million, $9.4 million, and $7.6 million will expire within five years, ten years, and fifteen years, respectively. Utilization of approximately $30.0 million of foreign NOLs, for which full valuation allowance has been provided, will be subject to annual limitations based on taxable income.

NOTE 8—INCOME TAXES (Continued)

        During 2009, the Company's valuation allowance increased by approximately $11.1 million. This increase was primarily related to foreign net operating losses and deferred tax assets not benefited for losses from investments in unconsolidated subsidiaries. At December 31, 2009, the Company had a valuation allowance of approximately $34.4 million related to the portion of tax operating loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. Of these amounts, no tax benefits with respect to acquired NOLs will be applied as a reduction to goodwill, if recognized in future years.

        A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes and minority interest is shown as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Income tax provision at the federal statutory rate of 35%	$13,343	$(344,468)	$89,530
State income taxes, net of effect of federal tax benefit	3,023	(3,892)	6,890
Foreign income taxed at a different statutory tax rate	(12,816)	(5,171)	(6,665)
Foreign losses not benefited	10,333	7,294	2,539
Goodwill impairment	—	365,280	—
Investments in unconsolidated subsidiaries	2,132	6,319	2,461
Dividends from foreign subsidiaries	790	42,451	—
Foreign income tax credits utilized	(875)	(45,039)	(1,237)
Non-cash compensation expense	1,283	538	(398)
Reconciliation of income tax provision accruals to tax returns	(1,876)	(404)	(2,394)
Partnership flow-through losses attributable to noncontrolling interests	2,005	—	—
Other, net	1,754	2,719	(1,719)

Income tax provision	$19,096	$25,627	$89,007

        Federal and state income taxes have not been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $215.4 million at December 31, 2009. The amount of the unrecognized deferred U.S. income tax liability with respect to these earnings is $39.4 million.

NOTE 8—INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	2009	2008
Balance at beginning of year	$1,314	$5,489
Additions based on tax positions related to the current year	3,978	168
Additions based on tax positions of prior years	479	554
Reductions for tax positions of prior years	—	(981)
Settlements	—	(3,635)
Expiration of applicable statute of limitations	(413)	(281)

Balance at end of year	$5,358	$1,314

        As of December 31, 2009 and December 31, 2008, the unrecognized tax benefits, including interest, were $5.6 million and $1.7 million, respectively. Unrecognized tax benefits for the year ended December 31, 2009, increased by $4.0 million due principally to foreign income tax positions taken in the current year and historical state tax positions. If unrecognized tax benefits as of December 31, 2009 and December 31, 2008 are subsequently recognized, approximately $5.1 million and $1.2 million, net of related deferred tax assets and interest, would reduce income tax provision from continuing operations.

        The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense from continuing operations for the year ended December 31, 2009 is an expense of $0.1 million, net of related deferred taxes of $0.1 million, for interest on unrecognized tax benefits. At December 31, 2009 and December 31, 2008, the Company has accrued $0.2 million and $0.4 million, respectively, for the payment of interest. There are no material accruals for penalties.

        The tax sharing agreement between IAC and the Company provides that the impact of the reconciliation of federal and state income taxes, including the effects of certain tax elections made by IAC related to the Company for the 2008 period prior to the spin-off, is the responsibility of IAC. This resulted in a benefit to IAC in the form of a reduction of its federal and combined state income tax liability. As a result, the Company recorded a $5.2 million decrease to additional paid-in capital in the Company's Consolidated Balance Sheet as of December 31, 2009 reflecting a reduction in the amount distributed by IAC to the Company's shareholders in the spin-off.

        By virtue of previously filed tax returns, including consolidated filings with IAC, the Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the unrecognized tax benefits and the amounts owed by the Company are recorded in the period they become known.

        The IRS is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which include the operations of the Company from January 17, 2003, the date the Company joined the IAC consolidated tax return. The statute of limitations for these years has been extended to December 31, 2010. Various IAC consolidated state and local jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years beginning with December 31, 2002. These examinations are expected to be completed in 2011. Various stand-alone state and local jurisdictions of the Company are currently under

NOTE 8—INCOME TAXES (Continued)

examination. These examinations are expected to be completed in 2010. All tax years prior to 2003 for federal and 2002 for significant state jurisdictions are closed.

        The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $1.0 million within twelve months of the current reporting date due to settlements and expirations of applicable statutes of limitation related to various state tax filings. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

NOTE 9—LONG-TERM DEBT

        The balance of long-term debt is as follows (in thousands):

	December 31,
	2009	2008
10.75% Senior Notes due July 28, 2016	$286,980	$300,000
2008 Term Loan A, due July 25, 2013	100,000	100,000
2008 Term Loan B, due July 25, 2014	340,000	350,000
2008 Revolver, due July 25, 2013	85,000	115,000

Total	$811,980	$865,000

Ticketmaster Entertainment 10.75% Senior Notes

Overview

        In connection with the Spin-off, the Company issued $300.0 million aggregate principal amount of 10.75% Senior Notes due 2016 (the "Notes"). Interest is payable semi-annually in cash in arrears on August 1 and February 1 of each year. The Notes are guaranteed by existing and future domestic restricted subsidiaries of Ticketmaster Entertainment.

        On July 17, 2009 and July 23, 2009, Ticketmaster Entertainment repurchased and retired $13.0 million aggregate principal amount of our Notes.

Certain Covenants

        The indenture governing the Notes contains covenants that require the Company to comply with various financial and operating covenants. Specifically, the Notes contain two incurrence based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0 to 1.0 and a maximum secured indebtedness leverage ratio of 2.25 to 1.0 in order to incur additional indebtedness, other than permitted debt.

Ticketmaster Entertainment Senior Secured Credit Facilities

Overview

        Also in connection with the Spin-off, on July 25, 2008, the Company and certain of its subsidiaries entered into a Credit Agreement with a syndicate of banks. The senior secured credit facilities provide financing of up to $650.0 million, consisting of a $100.0 million Term Loan A with a maturity of five years, a $350.0 million Term Loan B with a maturity of six years and a $200.0 million revolving credit facility (the "Revolver") with a maturity of five years. In addition, subject to certain conditions, including compliance with certain financial covenants, the senior secured credit facilities permit the

NOTE 9—LONG-TERM DEBT (Continued)

Company to incur incremental term loans and revolving loans in an aggregate principal amount of up to $125.0 million.

        The Company borrowed $15.0 million under the Revolver in connection with the Spin-off. On October 27, 2008, the Company borrowed an additional $100.0 million under the Revolver to fund a portion of the acquisition consideration for an additional interest in Front Line. On September 30, 2009 and December 31, 2009, the Company made two equal payments totaling $30 million to reduce the outstanding balance under the Revolver. The available borrowing capacity of the Revolver at December 31, 2009 was $115.0 million, subject to limitations imposed to maintain compliance with debt covenants which are further discussed below.

        On December 21, 2009, the Company paid down $10.0 million of the outstanding balance under the Term Loan B.

        On May 12, 2009, the Company entered into an amendment to the senior secured credit facilities to take effective upon consummation of the Merger with Live Nation. On January 25, 2010, in connection with the Merger being consummated, the amended terms related to the senior secured credit facilities became effective. Refer to Note 3—Merger with Live Nation for further discussion of the amendment to the senior secured credit facilities.

Interest Rates

        The interest rates per annum applicable to loans under the senior secured credit facilities are, at the Company's option, equal to either a base rate or a LIBOR rate plus an applicable margin, which in the case of the Term Loan A and the Revolver will vary with the total leverage ratio of the Company. The applicable margin for the Term Loan B is 3.25% per annum for LIBOR loans and 2.25% per annum for base rate loans. The base rate means the greater of (i) the prime rate as quoted from time to time by JPMorgan Chase Bank, N.A. or (ii) the Federal Funds rate plus 0.5%. The interest rates for the Term Loan A, Term Loan B and the Revolver at December 31, 2009 were 3.26%, 3.51% and 2.78%, respectively. The interest rates and spreads as specified in the amendment to the senior secured credit facilities are effective as of January 25, 2010 following the completion of the Merger; refer to Note 3—Merger with Live Nation for further discussion of the amendment to the senior secured credit facilities.

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

Guarantee and Security

        All obligations under the senior secured credit facilities are unconditionally guaranteed by each of the Company's existing and future direct and indirect domestic subsidiaries, subject to certain

NOTE 9—LONG-TERM DEBT (Continued)

exceptions. The obligations of any foreign subsidiary borrowers under the senior secured credit facilities also are guaranteed by the Company and the guarantors. All obligations of the Company under the senior secured credit facilities and the guarantees of those obligations are secured by (subject to certain exceptions) a first priority pledge of all of the equity interests of each of the domestic subsidiaries held by the Company; a first priority pledge of 65% of the equity interests of each of the first-tier foreign subsidiaries of the Company and its subsidiaries; and a first priority security interest in substantially all of the other assets of the Company and each guarantor. The obligations of each foreign subsidiary borrower under the revolving credit facility also are secured.

Certain Covenants

        The senior secured credit facilities contain customary covenants that require the Company to comply with various financial and operating covenants. Specifically, the senior secured credit facilities has two quarterly financial covenants requiring a maximum total leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. As of December 31, 2009, the Company was in compliance with these financial covenants. The Company believes it has adequate cash and cash equivalents and will generate sufficient cash from operations to pay down a portion of its debt, if required, in order to maintain compliance with all financial covenants through December 31, 2010.

Scheduled Debt Repayments:

        As of December 31, 2009, the Company's long-term debt has scheduled repayments for each of the next five years as follows (in thousands):

Years Ending December 31,
2010	$—
2011	13,400
2012	18,400
2013	161,700
2014	331,500
Thereafter	286,980

Total	$811,980

        The above table does not include projected interest payments the Company is required to pay.

Debt Issuance Costs

        Debt issuance costs are amortized using the effective interest method over the terms of the Company's Notes and senior secured credit facilities. At December 31, 2009, debt issuance costs of $4.4 million and $15.9 million are included in "Prepaid expenses and other current assets" and "Other non-current assets" on the Consolidated Balance Sheets, respectively. Amortization of such costs is included in interest expense in the Consolidated Statements of Operations.

NOTE 10—EARNINGS PER SHARE

        We compute basic earnings per share by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted stock and other potentially dilutive financial instruments only in the periods in which such effect is dilutive.

Basic Earnings Per Share

        For the year ended December 31, 2009, we computed basic earnings per share using the weighted average number of shares of common stock outstanding for the period.

        For the year ended December 31, 2008, we computed basic earnings per share using the weighted average number of shares of common stock outstanding following the Spin-off, as if such shares were outstanding for the entire period prior to the Spin-off, plus the weighted average of such shares outstanding following the Spin-off date through December 31, 2008.

        For the year ended December 31, 2007, we computed basic earnings per share using the number of shares of common stock outstanding immediately following the Spin-off, as if such shares were outstanding for the entire period.

Diluted Earnings Per Share

        For the year ended December 31, 2009, we computed diluted earnings per share using (i) the weighted average number of shares of common stock outstanding during the period, (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and the vesting of RSUs using the treasury stock method, and (iii) if dilutive, the incremental common stock that we would issue upon conversion of the Company's Series A Convertible Preferred Stock ("Preferred Stock").

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

        For the year ended December 31, 2007, we computed diluted earnings per share using the dilutive impact of all stock-based awards outstanding immediately following the Spin-off, as if such awards were outstanding for the entire period.

NOTE 10—EARNINGS PER SHARE (Continued)

        The following table presents our basic and diluted earnings (loss) per share:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands, except for per share data)
Basic earnings per share:
Net income (loss) attributable to Ticketmaster Entertainment, Inc.:	$30,254	$(1,005,499)	$169,351
Basic net earnings (loss) per share available to common stockholders:	$0.53	$(17.84)	$3.01
Diluted earnings per share:
Net income (loss) attributable to Ticketmaster Entertainment, Inc.:	$30,254	$(1,005,499)	$169,351
Adjustment for securities of subsidiaries	(150)	—	—

Net earnings (loss) available to common stockholders	$30,104	$(1,005,499)	$169,351
Diluted net earnings (loss) per share available to common stockholders:	$0.50	$(17.84)	$3.01
Weighted average number of shares outstanding:
Basic	57,350	56,353	56,171
Dilutive effect of:
Options to purchase common stock, restricted stock units and redeemable preferred stock	2,330	—	—

Diluted	59,680	56,353	56,171

        For the year ended December 31, 2009, approximately 3,557,000 stock options and 208,000 RSUs that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Because the Company had a net loss attributable to Ticketmaster Entertainment, Inc. in 2008, no potentially dilutive securities were included in the denominator for computing dilutive earnings per share, since their impact on earnings per share would be anti-dilutive. If Ticketmaster Entertainment, Inc. had reported net income in the year ended December 31, 2008, the dilutive effect of stock options and RSUs would have been approximately 5,700 and 139,500, respectively. For the year ended December 31, 2007, all stock options and RSUs were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 11—TEMPORARY EQUITY AND EQUITY

        This Note discusses Ticketmaster Entertainment's equity interests as they existed during the fiscal year ended December 31, 2009; however, subsequent to year end, the Company became a limited liability company with a single member on January 25, 2010 in connection with the Live Nation merger and all of its equity interests were converted into equity interests of Live Nation.

        Upon the Spin-off, IAC common stockholders received one-fifth of a share of Ticketmaster Entertainment common stock for each share of IAC common and IAC class B common stock held.

Ticketmaster Entertainment Common Stock and Restricted Stock

        As of December 31, 2009 and 2008, our authorized common stock consisted of 300,000,000 shares of common stock, par value $0.01 per share. Subject to prior dividend rights of the holders of any

NOTE 11—TEMPORARY EQUITY AND EQUITY (Continued)

preferred shares, the holders of common stock were entitled to receive dividends, when, and if, declared by our board of directors out of funds legally available for that purpose. We did not pay any dividends on our common stock from the Spin-off through the completion of the Merger. Each share of common stock was entitled to one vote per share on matters submitted to a vote of stockholders. Subsequent to the Merger, each issued and outstanding share of Ticketmaster Entertainment common stock was converted into 1.4743728 shares of common stock of Live Nation plus cash in lieu of any fractional shares.

        The Company issued 1,000,000 shares of restricted common stock to the Azoff Family Trust on October 29, 2008. The restricted common stock was scheduled to vest on the fifth anniversary of the grant date, subject to Mr. Azoff's continued employment with Front Line or the Company, with earlier vesting in certain limited circumstances. Stock-based compensation cost of $1.4 million and $0.2 million related to the restricted common stock grant was recorded for the years ended December 31, 2009 and 2008, respectively.

Series A Convertible Preferred Stock

        As of December 31, 2009 and 2008, our authorized Preferred Stock consisted of 25,000,000 shares of Preferred Stock, par value $0.01 per share, of which 2,100,000 shares have been designated Series A Convertible Preferred Stock, par value $0.01. On October 29, 2008, the Company issued 1,750,000 restricted shares of Series A Convertible Preferred Stock to the Azoff Family Trust. The shares of Preferred Stock were entitled to a 3% annual paid in kind dividend, subject to declaration by the Company's board of directors out of funds legally available therefor. The Preferred Stock, which voted on an as converted basis with Ticketmaster Entertainment common stock, was mandatorily redeemable by the Company at its liquidation preference on the fifth anniversary of its issuance and was convertible at any time prior to redemption into shares of restricted common stock based on a conversion price of $20 per common share. The Preferred Stock (or the restricted common stock, if converted) was scheduled to vest on the fifth anniversary of the grant date, subject to Mr. Azoff's continued employment with Front Line or the Company, with earlier vesting in certain limited circumstances. Compensation expense was recognized over the vesting term. At December 31, 2009, the aggregate amount of unpaid dividends on the Preferred Stock was $1.2 million.

        Due to the nature of the redemption feature and other provisions, the Company classified the Preferred Stock as temporary equity. The Company obtained an independent valuation of $40.0 million for the fair value of the 1,750,000 shares of Preferred Stock in October 2008 valued using an option pricing model. In connection with the Company's acquisition of a controlling interest in Front Line, they were accounted for as an exchange of equity instruments in a business combination and the Company recorded $8.8 million as temporary equity representing the vested portion of the fair value based on the requisite service period that had passed. This amount was previously charged to expense by Front Line prior to the acquisition. At the time the grant was recorded, the Company adjusted additional paid-in capital by $8.8 million to appropriately record the instrument as temporary equity outside of permanent equity as redemption of this award is outside the control of the Company. The value of the Preferred Stock attributed to the remaining service period of $31.2 million is being charged to expense ratably over the future service period from October 2008 through October 2013. The Company recorded $6.2 million and $1.0 million of stock-based compensation expense for the years ended December 31, 2009 and 2008, respectively. Prior to the Merger, on January 24, 2010, Mr. Azoff's shares of Preferred Stock were converted into a note. See Note 14—Related Party Transactions—Relationships Involving Executives.

NOTE 11—TEMPORARY EQUITY AND EQUITY (Continued)

Redeemable Noncontrolling Interests

        In connection with the acquisition of certain subsidiaries, the Company is party to fair value put arrangements with respect to the common securities that represent the remaining noncontrolling interests of the acquired company or a portion thereof. These put arrangements are exercisable at fair value by the counterparty outside of the control of the Company and are classified as temporary equity. Accordingly, to the extent the fair value of these redeemable interests exceeds the value determined by normal noncontrolling interests accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. In instances where the put arrangements held by the noncontrolling interests are not currently redeemable, the Company accretes the changes from book value to the redemption fair value over the period from the date of issuance to the earliest redemption date of the individual securities using the interest method.

        The currently redeemable put arrangements held by the noncontrolling interests of certain subsidiaries of the Company had an estimated redemption fair value of $1.2 million and $1.3 million as of December 31, 2009 and 2008, respectively. In 2009, the Company exercised the redemption feature related to one of the noncontrolling interests and removed $0.4 million from "Redeemable noncontrolling interests" to "Other accrued expenses and current liabilities" in the Consolidated Balance Sheets. As of December 31, 2009, the Company has not reached an agreement as to the redemption price related to the noncontrolling interest. As such, the Company continues to include the $0.4 million in other accrued expenses and current liabilities in the Consolidated Balance Sheets as of December 31, 2009 as the Company's estimate of the amount to be paid to the noncontrolling interest.

        The Company acquired a controlling interest in Front Line on October 29, 2008, increasing the Company's ownership interest from 39.4% to 82.3%. As of December 31, 2009, 81.17% of the common stock of Front Line held by noncontrolling interests included put arrangements that were not currently redeemable. These shares had an estimated fair value of $51.2 million as of December 31, 2009. The shares held by the noncontrolling interests are redeemable at differing dates as specified in the October 29, 2008 transaction. Per the terms of the transaction, 17,279 shares are redeemable on October 29, 2011 and 5,271 shares are redeemable on October 29, 2013; these shares had estimated redemption fair values of $39.2 million and $12.0 million, respectively, as of December 31, 2009. For the years ended December 31, 2009 and 2008, the Company has accreted $9.5 million and $0.5 million, respectively, of the change from book value to the redemption fair value using the interest method. The carrying value of these common shares, including the recorded accretion, was $34.6 million and $28.9 million as of December 31, 2009 and 2008, respectively.

        Additionally, the founder of Front Line and the Azoff Family Trust hold options and restricted stock in Front Line that include put arrangements exercisable at the option of the holders on October 29, 2013, subject to vesting. The options and restricted stock had estimated redemption fair value of $18.3 million as of December 31, 2009. For the years ended December 31, 2009 and 2008, the Company has accreted $1.1 million and $0.2 million, respectively, of the change from book value to the redemption fair value using the interest method. The carrying value of the options and restricted stock, including the recorded accretion, was $4.1 million and $0.6 million as of December 31, 2009 and 2008, respectively.

        The common stock of two subsidiaries of Front Line held by noncontrolling interests also includes put arrangements. The first put arrangement does not have a determinable redemption date, but is considered to be currently redeemable based on the terms of redemption. The stock held by the noncontrolling interest had an estimated redemption value of $13.7 million as of December 31, 2009. The second put arrangement, redeemable on August 23, 2012, had an estimated redemption fair value of $7.1 million as of December 31, 2009. For the years ended December 31, 2009 and 2008, the

NOTE 11—TEMPORARY EQUITY AND EQUITY (Continued)

Company has accreted $0.8 million and zero, respectively, of the change from book value to the redemption fair value using the interest method. The carrying value for these interests was $17.2 million and $11.7 million as of December 31, 2009 and 2008, respectively.

Noncontrolling Interests

        For 18.83% of the common stock of Front Line held by noncontrolling interests and certain non-wholly owned subsidiaries of Front Line, the common securities held by the noncontrolling interests do not include put arrangements exercisable outside of the control of the Company. As such, these noncontrolling interests are recorded in equity, separate from the Company's own equity. The carrying value of these noncontrolling interests was $32.8 million and $28.2 million as of December 31, 2009 and 2008, respectively.

NOTE 12—STOCK-BASED COMPENSATION

        In 2008, the Company's Board of Directors and stockholders approved the Ticketmaster Entertainment 2008 Stock and Annual Incentive Plan (the "Plan") whereby the Company was permitted to grant RSUs, performance stock units ("PSUs"), stock options and other stock-based awards to officers, employees, directors and consultants. RSUs are awards whose value to the holder is based upon the market value of our stock when the RSUs vest. Our RSUs are generally subject to performance-based vesting or service-based vesting where a specific period of continued employment must pass before an award vests. Typically, a portion of the RSUs granted vest periodically over the term of the grant. The terms and conditions upon which the stock options become exercisable vary among grants.

        As of December 31, 2009, (i) the maximum number of shares permitted to be awarded under the Plan was the sum of (a) the number of shares that may be issuable upon exercise or vesting of IAC stock-based compensation awards that were converted into Ticketmaster Entertainment stock-based compensation awards in connection with the Spin-off ("Adjusted Awards") and (b) 5,000,000; (ii) the maximum number of shares permitted to be granted pursuant to options intended to be incentive stock options was 3,333,333 shares; (iii) no single participant is permitted to be granted awards in excess of 1,466,666 shares during the term of the Plan, provided that Adjusted Awards are not subject to this limitation. Shares subject to an award under the Plan may be authorized and unissued shares or may be treasury shares.

        As of December 31, 2009, we had 222,000 shares of common stock available for new grants under the Plan.

        On January 8, 2010, the stockholders of the Company approved the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan (the "Amended Plan"). The Amended Plan was previously approved by the Company's Board of Directors. Under the Amended Plan, the maximum number of shares that may be awarded was increased to be the sum of (a) the number of shares that may be issuable upon exercise or vesting of the Adjusted Awards and (b) 10,000,000. In addition, the Amended Plan increases the number of awards that can be granted to a single participant during the term of the Amended Plan to 6,500,000 shares.

        The Amended Plan has a stated term of ten years and provides that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The Amended Plan does not specify grant dates or vesting schedules as those determinations were delegated to the Compensation and Human Resources Committee of Ticketmaster Entertainment's Board of Directors (the "Committee"). Each grant agreement reflects the vesting

NOTE 12—STOCK-BASED COMPENSATION (Continued)

schedule for that particular grant as determined by the Committee. Broad-based stock option awards issued to date have generally vested in equal annual installments over a four-year period, and RSU awards issued to date have generally vested in equal annual installments over a five-year period, in each case, from the grant date. PSU awards issued to date will generally cliff vest at the end of a three-year period from the date of grant. In addition to equity awards outstanding under the Plan discussed above, stock options and other equity awards outstanding under plans assumed in acquisitions are reflected in the information set forth below.

        On January 25, 2010, as part of the Merger, each outstanding award under the Amended Plan was converted into a corresponding award in respect of Live Nation equity based on the exchange ratio used in the Merger. Live Nation's Compensation Committee now has oversight responsibility for the Amended Plan.

        As described below in "Modification of Stock-Based Compensation Awards," certain stock options, restricted stock, RSUs and other equity-based awards granted to our employees, officers, directors and consultants by IAC prior to the Spin-off were converted into awards based on our common stock in connection with the Spin-off. For the period from January 1, 2008 to August 19, 2008 and for the year ended December 31, 2007, IAC allocated to us stock-based compensation expense that was attributable to our employees.

        On October 29, 2008, the Company granted Mr. Azoff an option to purchase 2,000,000 shares of Ticketmaster Entertainment common stock. The option vests in equal annual installments over four years (and may vest earlier in specified circumstances), and has a per share exercise price of $20.00 and a ten year term.

        Stock-based compensation expense related to stock options, restricted stock, RSUs and PSUs is included in the following line items in the accompanying Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cost of sales	$100	$1,197	$800
Selling and marketing expense	42	1,302	876
General and administrative expense	23,674	21,232	10,896

Stock-based compensation expense before income taxes	23,816	23,731	12,572
Income tax benefit	(7,526)	(9,019)	(5,305)

Stock-based compensation expense after income taxes	$16,290	$14,712	$7,267

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

        As of December 31, 2009, there was approximately $73.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, including the Preferred Stock referred to in Note 11—Temporary Equity and Equity. This cost is expected to be recognized over a weighted average period of approximately 2.2 years.

NOTE 12—STOCK-BASED COMPENSATION (Continued)

Modification of Stock-Based Compensation Awards

        In connection with the Spin-off of the Company and the spin-offs of the three other Spincos, all existing IAC stock-based compensation awards, which included RSUs, stock options and warrants, granted on or prior to December 31, 2007 were modified as follows:

  1.
  All unvested IAC RSUs granted prior to August 2005 vested immediately prior to the Spin-off, with awards thereafter settled, in accordance with applicable law, in shares of common stock of the applicable company (i.e., IAC or a Spinco) for which the employee works for following the spin-offs.

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

        The modification of IAC stock-based compensation awards, including the accelerated vesting of certain awards (described above), resulted in an additional $5.6 million in stock-based compensation, of which $0.7 million and $4.5 million was recognized as expense during the year ended December 31, 2009 and the period from August 20, 2008 through December 31, 2008, respectively. The modification of IAC stock-based compensation awards affected approximately 640 Ticketmaster Entertainment employees.

NOTE 12—STOCK-BASED COMPENSATION (Continued)

Stock Options

        The following table presents a summary of changes in outstanding stock options for the year ended December 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at December 31, 2008	5,650	$29.52
Granted	2,235	5.33
Exercised	(12)	4.85
Expired	(172)	37.32
Forfeited	(305)	24.04

Outstanding at December 31, 2009	7,396	$22.29	7.14	$16,150

Exercisable at December 31, 2009	2,229	$29.07	4.16	$561

Expected to vest at December 31, 2009	4,703	$19.56	8.43

        The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model and expensed straight-line as stock-based compensation expense over the vesting term. The options generally vest ratably over four years and have ten year terms.

        The Black-Scholes option pricing model incorporates various assumptions, including the expected dividend yield, volatility, term, and risk-free interest rate. For purposes of our models, no dividends have been assumed. Expected volatilities are based on the historical volatility of stocks of similar companies since the Company does not have sufficient trading history to reasonably predict its own volatility. The Company used the simplified method to estimate the expected term as it does not have sufficient historical exercise data due to the limited period of time its equity shares have been publicly traded. The risk-free rates are based on U.S. Treasury yields in effect at the grant date for notes with terms comparable to those of the awards. The following assumptions were used to calculate the fair value of the Company's options for the year ended December 31, 2009 and the period from August 20, 2008 (the date of the Spin-off) through December 31, 2008:

	2009	2008
Dividend yield	0.0%	0.0%
Weighted average volatility	43.28%	60.88%
Expected term (in years)	6.25	5 - 6
Risk-free interest rate	1.23%	3.01% - 3.63%

        The weighted average grant-date fair value of stock options granted during the year ended December 31, 2009 and the period from August 20, 2008 (date of Spin-off) through December 31, 2008 was $2.31 per share and $4.04 per share, respectively.

        The total intrinsic value of stock options exercised during the year ended December 31, 2009 and the period from August 20, 2008 (date of Spin-off) through December 31, 2008 was $46,000 and $78,000, respectively. Cash received from stock option exercises and the related actual tax benefit realized for the year ended December 31, 2009 were approximately $57,000 and $22,000, respectively.

NOTE 12—STOCK-BASED COMPENSATION (Continued)

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

        For restricted stock and RSU grants to U.S. employees, the accounting charge is measured at the grant date as the fair value of Ticketmaster Entertainment common stock and charged to expense on a straight-line basis as stock-based compensation expense over the vesting term. For PSU grants to U.S. employees, the expense is measured at the grant date as the fair value of Ticketmaster Entertainment common stock and expensed as stock-based compensation when the performance targets are considered probable of being achieved.

        For RSU and PSU grants to international employees, the awards have terms similar to awards issued to U.S. employees, except that the international employee awards require cash settlement at the end of the vesting term. As a result, we have classified RSU and PSU awards to international employees as liabilities. As of December 31, 2009, there was approximately $342,000 of unrecognized compensation cost related to these grants.

        During the year ended December 31, 2009, the Company granted 113,000 RSUs to certain employees with a grant date fair value of $5.33 per share. The RSUs vest ratably over four years.

        During the year ended December 31, 2009, the Company granted 28,000 RSUs to the non-employee members of its Board of Directors with a grant date fair value of $6.64 per share and which vest ratably over two years. In connection with his appointment to the board, on April 16, 2009, the Company granted 22,000 RSUs to an eligible non-employee member of its Board of Directors with a grant date fair value of $4.58 per share and which vest ratably over two years.

        The following table presents a summary of unvested restricted common stock, RSUs and PSUs for the year ended December 31, 2009:

	Restricted Stock		RSUs		PSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at December 31, 2008	1,000	$9.14	402	$31.44	170	$44.89
Granted	—	—	163	6.22	—	—
Vested	—	—	(78)	21.82	(15)	50.95
Forfeited	—	—	(71)	26.07	(49)	43.56

Unvested at December 31, 2009	1,000	$9.14	416	$24.70	106	$47.66

        The weighted average fair value of restricted stock, RSUs and PSUs granted is based on market prices of the Company's common stock on the grant date. The weighted average fair value of restricted stock and RSU's granted during the period from August 20, 2008 through December 31, 2008 was

NOTE 12—STOCK-BASED COMPENSATION (Continued)

$9.14 per share and $21.64 per share, respectively. The total vesting date fair value of RSUs and PSUs that vested during the year ended December 31, 2009 and for the period from August 20, 2008 through December 31, 2008 was $698,000 and zero, respectively.

Stock-Based Compensation of Acquired Companies

Front Line

        In 2006, the Front Line Board of Directors approved options to acquire Front Line common stock to the founder of Front Line. The following table presents a summary of changes in those outstanding stock options for the year ended December 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2008	3,402	$3,600
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding at December 31, 2009	3,402	$3,600	6.47

Exercisable at December 31, 2009	3,232	$3,600	6.47

Expected to vest at December 31, 2009	170	$3,600	6.47

        The fair value of each stock option award was estimated on the grant date using the Black-Scholes option pricing model and is being expensed straight-line as stock-based compensation expense over the vesting term. The options are vesting 5% each quarter through January 20, 2010, and are subject to the founder's continued employment with Front Line. Such options contain put arrangements exercisable at the option of the holder. Refer to Note 11—Temporary Equity and Equity for further discussion of the options containing put arrangements. The options had a weighted average grant date fair value of $555 per share.

        During 2009, the Front Line Board of Directors and stockholders approved the 2009 Front Line Management Group Inc. Equity Incentive Plan ("Front Line Plan"). Under the Front Line Plan, Front Line can grant stock options, restricted stock, and other stock-based awards to officers, employees, directors or consultants of Front Line. Prior to the Front Line Plan, additional restricted shares of Front Line's common stock were also granted and approved by the Front Line Board of Directors. The

NOTE 12—STOCK-BASED COMPENSATION (Continued)

following table presents a summary of changes for all restricted shares of Front Line's common stock for the year ended December 31, 2009.

	Equity-Classified Awards		Liability-Classified Awards
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	15,376	$1,987	696	$2,153
Granted	—	—	4,699	2,093
Vested	—	—	(174)	2,153
Forfeited	—	—	—	—

Unvested at December 31, 2009	15,376	$1,987	5,221	$2,099

        In June 2007, Front Line issued 41,294 restricted shares of Front Line's common stock to the founder of Front Line and the Azoff Family Trust. In October 2008, in connection with the acquisition of a controlling interest in Front Line by Ticketmaster Entertainment, the Azoff Family Trust relinquished 25,918 shares of the previously issued restricted Front Line common stock and received Ticketmaster Entertainment Preferred Stock and Restricted Common Stock. The transaction, for accounting purposes, was treated as an exchange. The remaining 15,376 restricted shares of Front Line's common stock cliff vest at the end of the required service period on October 29, 2013 and are accounted for as equity awards. Front Line measured the accounting charge at the grant date based on the fair value of the Front Line common stock and charges this amount to expense on a straight-line basis as stock-based compensation expense over the vesting term. These restricted shares contain put arrangements exercisable at the option of the holder. Refer to Note 11—Temporary Equity and Equity for further discussion of the restricted shares containing put arrangements.

        The liability-classified awards are restricted shares of Front Line's common stock that contain certain mandatory redemption features whereby Front Line is required to purchase vested shares from the grantees at their fair market values on the applicable redemption dates. These grants are classified as liabilities because they represent an unconditional obligation requiring Front Line to redeem the instruments at future specified dates. The fair value of the awards is measured each period. Compensation expense is calculated for each award as the total fair value of the award multiplied by the portion of the service period completed at the end of the period. As of December 31, 2009, we have recorded a liability of $1.8 million in "Other long-term liabilities" on the Consolidated Balance Sheets for these awards. The liability-classified awards vest in full either on the fourth anniversary or the third anniversary of the applicable grant dates.

        For the 4,699 restricted stock awards granted in 2009 and the 696 restricted stock awards granted in 2008 before the acquisition of Front Line on October 29, 2008, the grant date fair values were based on values of Front Line equity transactions near the grant dates. No restricted stock awards vested during the period from August 20, 2008 through December 31, 2008.

        As of December 31, 2009, there was approximately $24.1 million of unrecognized compensation cost related to all Front Line equity-based awards outstanding.

NOTE 13—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Equity Investments

        At December 31, 2009 and 2008, the Company's equity investments in unconsolidated affiliates totaled $7.9 million and $12.9 million, respectively, and are included in "Long-term investments" in the accompanying Consolidated Balance Sheets.

        The following is a list of investments accounted for under the equity method, the principal market in which the investee operates, and the relevant ownership percentage at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Beijing Gehua Ticketmaster Ticketing Co., Ltd. (China)	40.0%	40.0%
iLike.com (United States)	—	25.0%
Ticketmaster Mexico (Mexico)	33.3%	33.3%

        On October 29, 2008, the Company acquired additional interests in Front Line, a portion of which was acquired from Warner Music Group for $123.0 million. On this same date, the Company also acquired equity interests in Front Line in a transaction that, for accounting purposes, was treated as an exchange by a trust controlled by Mr. Azoff of certain Front Line equity awards for certain Ticketmaster Entertainment equity awards. The Company acquired additional ownership interests of 42.9% in the aggregate, resulting in a controlling interest in Front Line of 82.3% (approximately 75% on a diluted basis). The Company's 39.4% ownership interest in Front Line prior to the acquisition was accounted for under the equity method of accounting. Income related to the investment in Front Line, which totaled $1.2 million and $2.9 million in the years ended December 31, 2008 and 2007, respectively, is included in "Equity in income of unconsolidated affiliates" in the accompanying Consolidated Statements of Operations. The results of Front Line were consolidated with the Company effective October 29, 2008.

        On September 25, 2009, the Company sold its 25% interest in iLike.com, Inc. to MySpace, Inc. for $7.9 million. The Company recognized a gain of $2.9 million on the sale of the investment. The gain is reflected in "Other income (expense)" in the Consolidated Statements of Operations for the year ended December 31, 2009.

        During 2009, the Company was required to make additional contributions to its joint venture with Beijing Gehua, which it determined would not be recoverable. As such, the Company recorded an other than temporary impairment loss of $6.1 million to reduce the investment balance to zero as of December 31, 2009. The other than temporary impairment loss is reflected in "Impairment of long-term investments" in the Consolidated Statement of Operations for the year ended December 31, 2009.

        During 2008, the Company recorded other than temporary impairment losses in its ticketing segment related to two of its equity investments. The Company had incurred losses in excess of its initial investment in its joint venture with Beijing Gehua. In addition, the Company had been involved in a dispute with the joint venture partners related to certain costs it had incurred on behalf of the joint venture and had negotiated a settlement with its joint venture partners. As part of the settlement, the Company would not recover its costs from the joint venture partners, and therefore, the Company recorded an other than temporary impairment loss of $6.5 million as of December 31, 2008. The Company also determined that the investment in iLike.com had suffered an other than temporary impairment loss, after giving consideration to, among other things, iLike.com's negative financial and operational condition and the decline in market value of the investment. Accordingly, the Company recorded an other than temporary impairment loss of $5.8 million to reduce the equity investment in

NOTE 13—INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

iLike.com to its estimated fair value during the year ended December 31, 2008. The total other than temporary impairment loss is reflected in "Impairment of long-term investments" in the Consolidated Statement of Operations for the year ended December 31, 2008.

Cost Investments

        In December 2006, the Company acquired a 15% interest in Broadway China Ventures ("BCV"), a partnership formed to produce Broadway musicals in China. As of December 31, 2008, the investment balance accounted for on a cost basis was $4.5 million.

        In 2009, the Company determined that the investment in BCV had suffered an other than temporary impairment loss after giving consideration to, among other things, BCV's negative financial and operational condition. Accordingly, the Company recorded an other than temporary impairment loss in its ticketing segment of $3.8 million to reduce the cost investment in BCV to its estimated fair value. The other than temporary impairment loss is reflected in "Impairment of long-term investments" in the Consolidated Statement of Operations for the year ended December 31, 2009. We estimated the fair value of the underlying investment using a discounted cash flows methodology that reflected our expectation of future performance, discounted to reflect the risks of ownership and the associated risks of realizing the stream of projected cash flows. We used Level 3 inputs for our discounted cash flow analyses. The most significant assumptions used are the revenue and expense growth rate assumptions, the applied discount rate and the terminal value.

NOTE 14—RELATED PARTY TRANSACTIONS

        Prior to the Spin-off, our operating expenses included allocations from IAC for accounting, treasury, legal, tax, corporate support, human resource functions and internal audit functions. These expenses were allocated based on the ratio of the Company's revenue as a percentage of IAC's total revenue. The Company believes that the allocation methods used by IAC were reasonable. Expense allocations from IAC were $1.8 million for the period from January 1, 2008 to August 19, 2008, and $3.5 million for the year ended December 31, 2007, respectively, and are included in "General and administrative expense" in our Consolidated Statements of Operations for the periods. Included in "Interest expense" in the accompanying Consolidated Statement of Operations for the year ended December 31, 2008 was $8.3 million related to the final negotiated settlement of intercompany interest with IAC for the years 2002 through 2008. The expense allocations from IAC ceased upon consummation of the Spin-off.

        The Company occupies office space in buildings in Los Angeles and New York City that are currently owned by IAC. Related rental expense charged to the Company by IAC totaled $3.5 million, $2.9 million and $2.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in "General and administrative expense" in our Consolidated Statements of Operations for the periods.

        During 2008, the Company recorded an $8.3 million cumulative interest charge from IAC. The portion of interest expense reflected in the Company's Consolidated Statements of Operations that was intercompany in nature was $8.3 million for the year ended December 31, 2008. For the year ended December 31, 2008, interest income reflected in the Company's Consolidated Statements of Operations included $7.1 million of interest income for intercompany interest receivable from IAC. The intercompany receivable from IAC was extinguished upon consummation of the Spin-off.

NOTE 14—RELATED PARTY TRANSACTIONS (Continued)

        An analysis of the Company's receivables from IAC and subsidiaries is as follows (in thousands):

2008
Receivables from IAC and subsidiaries at January 1, 2008	$474,110
Cash transfers from IAC related to its centrally managed U.S. treasury function	191,908
Interest expense	(1,446)
Employee equity instruments and associated tax withholdings	4,053
Taxes (excludes tax withholdings associated with employee equity instruments)	(68,915)
Allocation of non-cash compensation expense	(12,895)
Administrative expenses and other	17,548

Receivables from IAC and subsidiaries at August 20, 2008	604,363
Extinguishment of receivable from IAC and subsidiaries by recording a non-cash distribution	(604,363)

Receivables from IAC and subsidiaries at December 31, 2008	$—

Relationship between IAC and Ticketmaster Entertainment after the Spin-off

        For purposes of governing certain of the ongoing relationships between IAC and the Company at and after the Spin-off, and to provide for an orderly transition, IAC, the Company and the other Spincos entered into a separation agreement and a tax sharing agreement, among other agreements.

        IAC and the Company currently continue, and for the foreseeable future expect to continue, to work together pursuant to a variety of commercial relationships. In connection with the Spin-off, IAC and the Company entered into various commercial agreements between subsidiaries of IAC, on the one hand, and subsidiaries of the Company, on the other hand, many of which memorialized (in most material respects) pre-existing arrangements in effect prior to the spin-off and all of which were negotiated at arm's length.

Separation Agreement

        As part of the separation agreement, (i) IAC contributed to the Company all of the subsidiaries and assets comprising the Ticketmaster Businesses, (ii) the Company assumed all of the liabilities related to the Company's businesses, (iii) each party agreed to indemnify the other and its respective affiliates, current and former directors, officers and employees for any losses arising out of any breach of any of the Spin-off agreements and (iv) the Company agreed to indemnify IAC for its failure to assume and perform any assumed liabilities and any liabilities relating to the Company's financial and business information included in the SEC documentation filed with respect to the Spin-off as well as such other terms to which IAC and the Company mutually agreed.

Tax Sharing Agreement

        The tax sharing agreement governs the respective rights, responsibilities and obligations of IAC and the Company after the Spin-off with respect to taxes for the periods ended on or before the Spin-off. Generally, IAC agreed to pay taxes with respect to the Company's income included on its consolidated, unitary or combined federal or state tax returns, including audit adjustments with respect thereto, but other pre-distribution taxes that are attributable to the Company, including taxes reported on separately-filed returns and all foreign returns and audit adjustments with respect thereto were agreed to be borne solely by the Company. The tax sharing agreement contains certain customary restrictive covenants that generally prohibit the Company (absent a supplemental Internal Revenue

NOTE 14—RELATED PARTY TRANSACTIONS (Continued)

Service ruling or an unqualified opinion of counsel to the contrary, in each case, in a form and substance satisfactory to IAC in its sole discretion) from taking actions that could jeopardize the tax free nature of the Spin-off. The Company agreed to indemnify IAC for any taxes and related losses resulting from its non-compliance with these restrictive covenants, as well as for the breach of certain representations in the Spin-off agreements and other documentation relating to the tax-free nature of the Spin-off.

Agreements with Liberty Media Corporation

        In connection with the Spin-off, the Company assumed from IAC all of IAC's rights and obligations relating to the Company under a Spinco Agreement between IAC and Liberty, providing for post-spin-off governance arrangements at the Company. On January 25, 2010, in connection with the Company's merger with Live Nation, the Spinco Agreement, as assigned to the Company, was terminated, as was the registration rights agreement with Liberty that provided Liberty certain rights to gain registration under the Securities Act of its shares, among other things.

Liberty/Live Nation Stockholder Agreement

        In connection with the Company entering into the Merger Agreement with Live Nation, the Company entered into a certain Stockholder Agreement among Live Nation, Liberty, Liberty USA Holdings, LLC and the Company, dated February 10, 2009 (the "Liberty Stockholder Agreement") regarding certain corporate governance rights, designation rights and registration rights with respect to the Live Nation common stock to be received by Liberty in the Merger. The Liberty Stockholder Agreement became effective on January 25, 2010, upon consummation of the Company's merger with Live Nation. Among other things, subject to certain restrictions and limitations set forth in the Liberty Stockholder Agreement, Liberty has the right, to nominate up to two directors to serve on the Live Nation board of directors. Liberty has exercised this right by nominating John Malone and Mark Carleton, both of whom currently serve on the Live Nation board of directors. In addition, if Liberty designates two directors to the Live Nation board of directors, one of them must meet the independence standards of the NYSE with respect to Live Nation, and Liberty would have the right to designate one of its nominees to serve on the Audit Committee and one nominee to serve on the Compensation Committee of the Live Nation board of directors, subject to such designee's satisfaction of the applicable standards for service on such committees. The Liberty Stockholder Agreement also contains provisions relating to limitations on the ownership of Live Nation equity securities by Liberty and its affiliates following the Merger and on transfers of Live Nation equity securities and rights and obligations under the Liberty Stockholder Agreement following the Merger.

Relationships Involving Executives

Irving Azoff

        The Azoff Family Trust of 1997, of which Mr. Azoff is co-Trustee, is a party to the Second Amended and Restated Stockholders' Agreement of Front Line, dated as of June 9, 2008. This stockholders' agreement was further amended in connection with the transactions completed on October 29, 2008 pursuant to which the Company acquired a majority interest in Front Line and Mr. Azoff became the Chief Executive Officer of the Company (the stockholders' agreement, as so amended, is referred to as the Front Line Stockholders' Agreement). The Front Line Stockholders' Agreement governs certain matters related to Front Line and the ownership of securities of Front Line. Under the Front Line Stockholders' Agreement, the Azoff Family Trust has the right to designate two of the seven members of the Front Line board of directors, the Ticketmaster Entertainment parties

NOTE 14—RELATED PARTY TRANSACTIONS (Continued)

have the right to designate four of the seven members of the Front Line board of directors and the other noncontrolling interest holder has the right to designate the remaining director. Under the Front Line Stockholders' Agreement, specified corporate transactions require the approval by both a majority of the directors designated by the Ticketmaster Entertainment parties and a majority of the directors designated by the Azoff Trust and the other noncontrolling interest holder. The Front Line Stockholders' Agreement contains certain restrictions on transfer of shares of stock of Front Line, as well as a right of first refusal to Front Line and then to other stockholders of Front Line in the event of certain proposed sales of Front Line stock by stockholders of Front Line and a tag-along right allowing the Azoff Family Trust to participate in certain sales of Front Line stock by certain stockholders of Front Line, as defined in the agreement. The Azoff Family Trust also has a put right that allows the trust to sell 50% of its shares and stock options to FLMG Holdings, Inc. (a wholly-owned subsidiary of Ticketmaster Entertainment) at fair value, at any time during the sixty day period following October 29, 2013. Similarly, FLMG Holdings, Inc. has a call right, exercisable during the same period as the Azoff Family Trust's put right, to purchase all (but not less than all) of the trust's Front Line shares and stock options. The other noncontrolling interest holder has a put right that allows it to put 100% of its shares to FLMG Holdings, Inc., at fair value, at any time during the sixty day periods following October 29, 2011 and June 8, 2015. FLMG Holdings, Inc. may at its discretion elect to pay these rights in cash or in Ticketmaster Entertainment common stock. The Front Line Stockholders' Agreement also provides that, as soon as reasonably practicable after the end of each fiscal year of Front Line, Front Line will pay an annual pro rata dividend to the stockholders consisting of all of Front Line's Excess Cash (as defined in the agreement).

        In connection with the Company's entering into the Merger Agreement on February 10, 2009, the Company entered into a letter agreement with Mr. Azoff, Chief Executive Officer of the Company, pursuant to which the Company agreed, prior to the consummation of the Merger, to redeem the shares of the Company's series A convertible redeemable preferred stock held by or on behalf of Mr. Azoff for a note (i) having terms comparable to the Company's series A convertible redeemable preferred stock (except that the note is not convertible into shares of the Company's common stock) and (ii) resulting in legal, economic and tax treatment that, in the aggregate, are no less favorable to Mr. Azoff than such treatment with respect to the Company's series A convertible redeemable preferred stock. The note was issued to Mr. Azoff, and Mr. Azoff's shares of the Company's series A convertible redeemable preferred stock were cancelled, on January 24, 2010. Under the terms of the note, Mr. Azoff will receive monthly payments of $0.8 million over the term of the note that consist of principal, interest and compensation.

        In April 2009, the Board of Directors of Front Line declared a dividend in the amount of $115.74844 per share of Front Line common stock payable in cash to the holders of record of Front Line common stock. This dividend totaled $20.1 million and was paid in April 2009. The Azoff Family Trust of 1997, of which Mr. Azoff, the Company's Chief Executive Officer, is co-Trustee, received a pro rata portion of this dividend totaling $3.0 million with respect to the 25,918.276 shares of Front Line common stock held by the trust. Mr. Azoff, pursuant to the terms of a restricted share grant agreement, also may be entitled to certain gross-up payments from Front Line associated with distributions made on the unvested portion of his restricted Front Line common shares for the difference between ordinary income and capital gains tax treatment. Such payments to Mr. Azoff were $0.7 million related to the April 2009 Front Line dividend. The amount of the pro rata dividend paid to FLMG Holdings Corp. ("FLMG") and TicketWeb, LLC (wholly-owned subsidiaries of the Company that hold the Company's interest in Front Line), was $15.0 million. Prior to the payment of the dividend, FLMG made a loan to Front Line in the amount of $20.0 million, evidenced by a promissory note from Front Line to FLMG with a principal amount of $20.0 million and bearing interest at a rate

NOTE 14—RELATED PARTY TRANSACTIONS (Continued)

of 4.5%, payable no later than six months from the date of issuance. A portion of the proceeds from the note was used, together with cash on hand at Front Line, to pay the dividend. The $20.0 million note and accumulated interest were repaid to FLMG in 2009.

NOTE 15—COMMITMENTS

        The Company leases office space, equipment and services used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company records rent expense on a straight-line basis over the lease term.

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2010	$26,568
2011	19,159
2012	15,078
2013	10,330
2014	8,221
Thereafter	19,649

Total	$99,005

        Expenses charged to operations under lease agreements were $27.1 million, $25.4 million and $20.1 million in the years ended December 31, 2009, 2008 and 2007, respectively, and include month-to-month and one-time charges relating to leases that do not require future minimum payments. In addition, rent expense charged to the Company by IAC, for which no minimum payments are required, totaled $1.7 million, $1.7 million and $2.4 million in the years ended December 31, 2009, 2008 and 2007, respectively. Subsequent to the Spin-off, the Company entered into operating lease agreements with IAC to rent office space in New York and in California. See Note 14—Related Party Transactions for a further discussion of transactions between the Company and IAC.

        The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, such as under letters of credit extended or under guarantees of debt, as follows (in thousands):

	2010	2011	2012	2013	2014	Threafter	Total
Guarantees, surety bonds and letters of credit	$1,217	$—	$3,250	$200	$—	$—	$4,667
Purchase obligations	51,128	42,017	41,365	1,285	1,250	11,425	148,470
Estimated earn-out payments relating to prior acquisitions	11,248	5,392	—	9,332	—	—	25,972

Total	$63,593	$47,409	$44,615	$10,817	$1,250	$11,425	$179,109

NOTE 15—COMMITMENTS (Continued)

        IAC guaranteed a $3.25 million line of credit granted to one of the Company's clients in connection with the production of Broadway shows in China. According to the terms of the Spin-off, the guarantee was transferred from IAC to the Company and, accordingly, the guarantee is included in the table above. The surety bonds primarily relate to marketing events and licensing bonds for ticketing services. The purchase obligations primarily arise from sports sponsorship agreements intended to promote the Company's ticket resale services.

        The Company has certain contingent obligations related to acquisitions made of various artist management companies. Of the $26.0 million total estimated earn-out payments at December 31, 2009, $7.1 million represents commitments arising from acquisitions completed prior to the effective date of the current guidance for business combinations, which requires contingent considerations to be accrued at the time of acquisition. These amounts have not been accrued for in the accompanying Consolidated Balance Sheets, but remain subject to payout following the achievement of future performance targets. Such contingent payouts may be payable in 2010. As the remaining $18.9 million balance of estimated earn-out payments relates to acquisitions completed subsequent to the adoption of the current guidance for business combinations, the Company has accrued $4.0 million and $10.1 million in "Other accrued expenses and current liabilities" and "Other long-term liabilities" in the accompanying Consolidated Balance Sheets for the year ended December 31, 2009, representing the fair value of the estimated earn-out arrangements. Refer to Note 17—Fair Value Measurements for further discussion related to the valuation of the earn-out payments.

        The above table does not include potential redemption amounts due to noncontrolling interests of $1.2 million that are currently redeemable, $39.2 million in the year ended December 31, 2011, $7.1 million in the year ended December 31, 2012, $30.3 million in the year ended December 31, 2013, and $13.7 million contingent upon the occurrence of other events. Refer to Note 11—Temporary Equity and Equity for further discussion of redeemable noncontrolling interests.

NOTE 16—CONTINGENCIES

        In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. The following is a summary of pending legal matters for which, except as noted, the Company maintains no established reserve as we do not believe the likelihood of unfavorable outcomes are probable or the losses are reasonably estimable.

  UPS Consumer Class Action Litigation

        On October 21, 2003, a purported representative action was filed in California state court, challenging Ticketmaster Entertainment's charges to online customers for UPS ticket delivery. The complaint alleged in essence that it is unlawful for Ticketmaster Entertainment not to disclose on its website that the fee it charges to online customers to have their tickets delivered by UPS contains a profit component. The complaint asserted a claim for violation of California's Unfair Competition Law ("UCL"), codified at California Business and Professions Code section 17200 et seq., and sought restitution or disgorgement of the difference between (i) the total UPS delivery fees charged by Ticketmaster Entertainment in connection with online ticket sales during the applicable statute of limitations period, and (ii) the amount Ticketmaster Entertainment paid to UPS for that service.

        On July 20, 2004, Ticketmaster Entertainment filed a motion for summary judgment. The Court heard the motion on December 20, 2004, and denied Ticketmaster Entertainment's motion, in part, based on Plaintiffs' arguments that they were not challenging Ticketmaster Entertainment's rights to

NOTE 16—CONTINGENCIES (Continued)

make a profit, but instead were only challenging Ticketmaster Entertainment's UPS delivery charges based on Plaintiffs' "misleading pass-through" theory of liability.

        On December 7, 2004, Ticketmaster Entertainment filed its first motion for judgment on the pleadings based on the passage of Proposition 64, which became effective in November 2004. Plaintiffs opposed the motion. The Court heard the motion on April 1, 2005, and explained that Plaintiffs could not proceed with a representative action without amending the complaint to comply with class action procedures.

        On August 31, 2005, the plaintiffs filed their first amended complaint, for the first time pleading this case as a putative class action. The first amended complaint alleged (i) as before, that Ticketmaster Entertainment's website disclosures in respect of its charges for UPS ticket delivery violate the UCL, and (ii) for the first time, that Ticketmaster Entertainment's website disclosures in respect of its ticket order-processing fees constitute false advertising in violation of California's False Advertising Law ("FAL"), codified at California Business and Professions Code sections 17500 et seq. On this latter claim, the amended complaint seeks restitution or disgorgement of the entire amount of order-processing fees charged by Ticketmaster Entertainment during the applicable statute of limitations period.

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

        On May 18, 2009, the California Supreme Court decided the Tobacco II case. On April 1, 2009, the Court granted plaintiff's motion for leave to file a Second Amended Complaint that purports to clarify plaintiff's existing claims under the UCL and FAL and adds new claims that (a) Ticketmaster Entertainment's order processing fees are unconscionable under the UCL and (b) Ticketmaster Entertainment's alleged business practices violate the "unlawful" prong of the UCL because they also allegedly constitute an underlying violation of California's Consumer Legal Remedies Act (codified at California Civil Code sections 1750 et seq.). Ticketmaster Entertainment filed a demurrer to the Second Amended Complaint on May 8, 2009. Plaintiffs filed a Third Amended Complaint to attempt to cure deficiencies in the Second Amended Complaint and to seek to address the California Supreme Court's holding in Tobacco II. Ticketmaster Entertainment filed a demurrer to the Third Amended Complaint on July 3. The court overruled Ticketmaster Entertainment's demurrers on October 20, 2009. Plaintiffs filed their second class certification motion on August 31, 2009, which Ticketmaster Entertainment opposed on September 21, 2009. On February 5, 2010, the court granted certification of a class as to the first two causes of action (which allege that Ticketmaster Entertainment misrepresents/omits the fact that there is a profit component in its UPS and Order Processing Fees). The class will consist of California consumers who purchased tickets through Ticketmaster Entertainment's website from 1999 to the present. The court denied certification of a class on the third and fourth causes of action, which

NOTE 16—CONTINGENCIES (Continued)

allege that Ticketmaster Entertainment's UPS and Order Processing fees are unconscionably high. The parties are awaiting a formal order from the court.

  Canadian Consumer Class Action Litigation Relating to TicketsNow

        In February of 2009, five putative consumer class action complaints were filed in Canada against TNow Entertainment Group, Inc. ("TicketsNow"), Ticketmaster Entertainment, Ticketmaster Canada Ltd. ("Ticketmaster Canada"), and Premium Inventory, Inc. All of the cases allege essentially the same set of facts and causes of action: each plaintiff purports to represent a class consisting of all persons who purchased a ticket from Ticketmaster Entertainment, Ticketmaster Canada or TicketsNow from early February of 2007 to the present. Each proposed class purports to extend to United States as well as Canadian consumers. The complaints allege in essence that Ticketmaster Entertainment and Ticketmaster Canada conspired to divert a large number of tickets for resale through the TicketsNow website at prices higher than face value in violation of Ontario's Ticket Speculation Act, the Amusement Act of Manitoba, the Amusement Act of Alberta, and the Quebec Consumer Protection Act, respectively. The Ontario case contains the additional allegation that Ticketmaster Entertainment and TicketsNow's service fees run afoul of anti-scalping laws. Each lawsuit seeks compensatory and punitive damages on behalf of the class.

  United States Consumer Class Action Litigation Relating to TicketsNow

        From February through June of 2009, eleven purported class action lawsuits asserting causes of action under various state consumer protection laws were filed against Ticketmaster Entertainment and TicketsNow in District Courts in California, New Jersey, Minnesota, Pennsylvania, and North Carolina. The lawsuits allege that Ticketmaster Entertainment and TicketsNow unlawfully deceived consumers by, among other things, selling large quantities of tickets to TicketsNow's ticket brokers, either prior to or at the time that tickets for an event go on sale, thereby forcing consumers to purchase tickets at significantly marked-up prices on TicketsNow.com instead of Ticketmaster.com. Plaintiffs further claim that Ticketmaster Entertainment violated various state consumer protection laws by allegedly "redirecting" consumers from Ticketmaster.com to Ticketsnow.com, thereby engaging in false advertising and an unfair business practice by deceiving consumers into inadvertently purchasing tickets from TicketsNow for amounts greater than face value. Plaintiffs claim that Ticketmaster Entertainment has been unjustly enriched by this conduct and seek compensatory damages, a refund to every class member of the difference between face value and the amount paid to TicketsNow, an injunction preventing Ticketmaster Entertainment from engaging in further unfair business practices with TicketsNow, and attorney fees and costs. On July 20, 2009, all of the cases were consolidated and transferred to the Central District of California. Plaintiffs filed their consolidated class action complaint on September 25, 2009. Ticketmaster Entertainment filed its answer on October 26, 2009.

  Litigation Relating to the Merger with Live Nation

        Ticketmaster Entertainment and each of its directors have been named as defendants in two lawsuits filed in the Superior Court of California, Los Angeles County (the "Court"), challenging the Merger: McBride v. Ticketmaster Entertainment, Inc., No. BC407677, and Police and Fire Retirement System of the City of Detroit v. Ticketmaster Entertainment, Inc., No. BC408228. These actions were consolidated under the caption In re Ticketmaster Entertainment Shareholder Litigation, Lead Case No. BC407677, by a court order dated March 30, 2009. The plaintiffs filed an amended complaint in the consolidated action on July 2, 2009, a second amended complaint on September 10, 2009, and a third amended complaint on November 19, 2009, which superseded the earlier complaints. The third amended consolidated complaint generally alleges that Ticketmaster Entertainment and its directors

NOTE 16—CONTINGENCIES (Continued)

breached their fiduciary duties by entering into the Merger Agreement without regard to the fairness of its terms to the Ticketmaster Entertainment stockholders and in return for illicit payments of "surplus" Live Nation stock. The third amended consolidated complaint also alleges that the joint proxy statement/prospectus of Live Nation and Ticketmaster Entertainment, which is a part of the final Form S-4 Registration Statement of Live Nation that was filed with the SEC on November 6, 2009, contains material omissions and misstatements. Plaintiffs moved for a preliminary injunction barring the completion of the Merger on December 4, 2009. The Court denied this motion in a hearing on December 22, 2009. The Ticketmaster Entertainment and Live Nation shareholders, respectively, approved the Merger in shareholder meetings held on January 8, 2010. Plaintiffs continue to prosecute the case, now seeking compensatory damages, attorneys' fees, and expenses. The Ticketmaster Entertainment Defendants answered the third amended consolidated complaint on January 21, 2010, denying its allegations and asserting defenses.

  Federal Trade Commission Investigation

        Ticketmaster Entertainment and TicketsNow have entered into a settlement agreement with the Federal Trade Commission ("FTC") to resolve the FTC's investigation of methods by which Ticketmaster Entertainment and TicketsNow previously advertised and sold tickets to consumers on the TicketsNow resale marketplace. Pursuant to a Stipulated Final Judgment dated February 18, 2010, Ticketmaster Entertainment and TicketsNow will make restitutionary payments to certain consumers claiming to be unsatisfied with ticket purchases made from the TicketsNow online resale marketplace, as well as additional disclosures (1) when linking between primary and resale ticket sites and (2) pertaining to the issue of speculative ticket postings and anticipated ticket delivery dates. As a result of the settlement agreement, the Company established a reserve of $0.5 million as of December 31, 2009 in respect to this matter.

NOTE 17—FAIR VALUE MEASUREMENTS

        At any given time, the Company may have financial instruments that must be measured at fair value on a recurring basis, including marketable securities and outstanding debt. In addition, the Company also applied the provisions of fair value measurements to non-recurring measurements for our financial and non-financial assets and liabilities.

        The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company will be required to make judgments about assumptions that market participants would use in estimating the fair value of the financial instrument. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts because of their short-term nature. Marketable securities are recognized in the Consolidated Balance Sheets at their fair values based on quoted prices. Long-term debt is carried at cost; however, under existing guidance related to financial instruments, the Company is required to estimate the fair value of long-term debt. The Company estimated the fair value of its long-term debt by using market prices or third-party quotes.

        The provisions of the guidance for fair value measurements related to nonfinancial assets and liabilities became effective for the Company on January 1, 2009, and are applied prospectively. The application did not have a material impact on the Company's consolidated financial statements.

NOTE 17—FAIR VALUE MEASUREMENTS (Continued)

        The guidance for fair value measurements establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).

        The following tables present information about assets and liabilities required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2009
Description	Carrying Amount	Total Estimated Fair Value	Level 1	Level 2	Level 3
Assets
None	$—	$—	$—	$—	$—
Liabilities
Long-term debt	$811,980	$827,772	$—	$827,772	$—
Estimated earn-out payments related to acquisitions	14,143	14,143	—	—	14,143

	Fair Value Measurements as of December 31, 2008
Description	Carrying Amount	Total Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Marketable securities	$1,495	$1,495	$1,495	$—	$—
Liabilities
Long-term debt	$865,000	$532,800	$—	$532,800	$—

        The following table summarizes the changes in fair value of our Level 3 liabilities for the year ended December 31, 2009:

Fair Value Measurements Using Level 3 Inputs
Balance as of January 1, 2009	$—
Additions recorded as a result of acquisitions completed during the year	13,337
Fair value adjustments	806

Balance as of December 31, 2009	$14,143

        The Company has certain contingent obligations related to acquisitions made by the Company. The amount due to the sellers is based on the achievement of agreed upon financial performance metrics by the acquired companies. The Company records the liability at the time of the acquisition based on management's best estimates of the future results of the acquired companies compared to the agreed upon metrics. The most significant estimate involved in the measurement process is the projection of future cash flows of the acquired companies. By comparing these estimates to the agreed upon metrics, the Company determines the amount, if any, anticipated to be paid to the seller on the agreed upon future date. As the obligations are generally payable at a date greater than twelve months from the date of acquisition, the Company applies a discount rate to present value the estimated

NOTE 17—FAIR VALUE MEASUREMENTS (Continued)

obligations. The discount rate is intended to reflect the risks of ownership and the associated risks of realizing the stream of projected cash flows. Subsequent to the date of acquisition, the Company updates the original valuation to reflect updated projections of future cash flows of the acquired companies and the passage of time. Refer to Note 15-Commitments for further additional information related to the earn-out payments.

        During 2009, the Company performed a non-recurring valuation of its investments in two unconsolidated affiliated based on consideration of the entities' negative financial and operational conditions. As a result of the valuation, the Company recorded $9.9 million of impairment charges related to the investments. These charges are reflected in "Impairment of long-term investments" in the Consolidated Statement of Operations. The amount of impairment was determined using Level 3 inputs. Refer to Note 13-Investments in Unconsolidated Affiliates for additional information related to the impairment charges.

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions

        In accordance with the terms of the Spin-off, IAC transferred its equity investment in Front Line, valued at $125.8 million at December 31, 2007, to the Company. Additionally, the Company transferred its investment in Active.com, valued at $4.0 million at December 31, 2007, to IAC. The net amount of these transfers, which is included in "Net transfers from IAC" in the accompanying Consolidated Statements of Temporary Equity and Equity, was $96.6 million in the year ended December 31, 2007.

        On August 20, 2008, in conjunction with the Spin-off, the Company extinguished all intercompany receivable balances from IAC and its subsidiaries, which totaled $604.4 million by recording a non-cash distribution to IAC. See Note 14—Related Party Transactions.

Supplemental Disclosure of Cash Transactions

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash paid during the period for:
Interest	$57,082	$12,940	$822
Income tax payments, including amounts paid to IAC for the Company's share of IAC's consolidated tax liability, net of tax refunds	$46,476	$42,983	$96,107

NOTE 19—BENEFIT PLANS

        Prior to the Spin-off, the Company's employees were eligible to participate in a 401(k) retirement savings plan sponsored by IAC. Under the IAC plan, participating employees were permitted to contribute a percentage of their pretax earnings, up to the statutory limits. The Company's match under the IAC plan was fifty cents for each dollar a participant contributed to this plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions for the IAC plan were approximately $2.6 million and $2.5 million in 2008 and 2007, respectively.

        Subsequent to the Spin-off, the net assets available for benefits of the employees of the Company were transferred from the IAC plan to a newly created Ticketmaster Entertainment plan effective January 1, 2009. Under the Company's plan, participating employees were permitted to contribute a percentage of their pretax earnings, up to the statutory limits. The Company's match under the Ticketmaster Entertainment plan was fifty cents for each dollar a participant contributed to this plan,

NOTE 19—BENEFIT PLANS (Continued)

with a maximum contribution of 3% of a participant's eligible earnings. In July 2009, the Company suspended the Company's policy of matching contributions. Matching contributions for the Company's plan prior to the suspension were approximately $1.6 million.

        In 2008, the Company acquired several domestic subsidiaries, each of which sponsored retirement savings plans for their employees. The retirement savings plans sponsored by all but one of the acquired subsidiaries offered matching contributions comparable to the Company's match under the IAC plan. Matching contributions under these plans were approximately $0.6 million in 2008. Effective January 1, 2009, the retirement savings plans sponsored by all but one of these subsidiaries were transferred to the Company's retirement savings plan. The remaining subsidiary continues to sponsor a retirement savings plan separate from the Company's retirement savings plan. No matching contributions are made by the Company to the plan.

        During the three years ended December 31, 2009, the Company also had or participated in various benefit plans, principally defined contribution plans, for its non-U.S. employees. The Company's contributions for these plans were approximately $3.9 million, $4.6 million and $4.1 million in 2009, 2008 and 2007, respectively.

NOTE 20—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31,(1)	Quarter Ended June 30,(2)	Quarter Ended September 30,(3)	Quarter Ended December 31,(4)
	(In thousands, except per share data)
2009
Revenue	$373,816	$355,056	$348,526	$408,769
Gross Profit	141,256	134,249	142,937	171,573
Operating income	25,300	15,022	21,171	34,627
Net income atributable to Ticketmaster Entertainment, Inc	7,249	6,877	13,093	3,035
Earnings (loss) per share:
Basic and diluted	$0.13	$0.12	$0.23	$0.05
Diluted	$0.12	$0.12	$0.22	$0.04
2008
Revenue	$348,981	$382,369	$339,201	$383,974
Gross Profit	127,959	133,820	122,508	142,349
Operating income (loss)	46,790	40,177	26,855	(1,067,965)
Net income (loss) attributable to Ticketmaster Entertainment, Inc	32,707	23,012	9,615	(1,070,833)
Earnings (loss) per share:
Basic and diluted	$0.58	$0.41	$0.17	$(18.82)

(1)
First quarter 2008 results include the purchase of TicketsNow on February 24, 2008, for $279.4 million. The results of TicketsNow are consolidated from the purchase date forward.

(2)
Second quarter 2008 results include an $8.3 million intercompany interest charge from IAC in the second quarter of 2008 (see Note 14—Related Party Transactions).

NOTE 20—QUARTERLY RESULTS (UNAUDITED) (Continued)

(3)
On August 20, 2008, the Company was spun off from IAC and began trading on the NASDAQ. Results of operations are presented on a combined basis through the Spin-off and on a consolidated basis thereafter (see Note 1—Organization and Basis of Presentation).

(4)
Fourth quarter 2008 results include the purchase of a controlling interest in Front Line on October 29, 2008, for $138 million. Prior to the purchase of the controlling interest, the investment in Front Line was accounted for using the equity method of accounting. The results of Front Line are consolidated from the purchase date forward. Additionally, in the fourth quarter of 2008, the Company incurred a goodwill impairment of $1.1 billion and impairment of investments of $12.3 million which impacted both Operating income (loss) and Net income (loss) attributable to Ticketmaster Entertainment, Inc.

NOTE 21—SUBSEQUENT EVENTS

        We have evaluated all subsequent events through February 25, 2010, the date the financial statements were issued.

Sale of IATS

        On January 1, 2010, Ticketmaster Canada LP, a subsidiary of the Company, sold its IATS division to a third party for $41.9 million. IATS was an organically-grown division that provided transaction processing services primarily to nonprofit organizations in the United States, Canada, Europe, Australia and New Zealand. As of January 1, 2010, the net book value of IATS was approximately $10.3 million, which included approximately $9.8 million of allocated goodwill. IATS was previously included within the ticketing reporting unit. The Company will record a post-tax gain of approximately $23.5 million in the first quarter of 2010 relating to this sale.

Merger with Live Nation

        On January 25, 2010, the Company and Live Nation completed their Merger. Refer to Note 3—Merger with Live Nation for a more detailed discussion of the Merger.

TICKETMASTER ENTERTAINMENT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of the Period	Charges to Earnings	Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2009
Allowance for doubtful accounts	$3,662	$3,362	$118		$(343	)(1)	$6,799
Deferred tax valuation allowance	23,282	11,081	—		—		34,363
2008
Allowance for doubtful accounts	$2,346	$2,409	$(192)		$(901	)(1)	$3,662
Deferred tax valuation allowance	10,722	13,779	(1,219	)(2)	—		23,282
2007
Allowance for doubtful accounts	$2,798	$496	$126		$(1,074	)(1)	$2,346
Deferred tax valuation allowance	8,116	2,606	—		—		10,722

(1)
Write-off of fully reserved accounts receivable.

(2)
Amount is primarily related to the valuation allowance on an equity investment deferred tax asset transferred to IAC in the spin-off, partially offset by the acquisition of Paciolan which created new deferred tax assets and impacted goodwill.